Form 10-Q
period 1997-06-30
TICE TECHNOLOGY INC
filed 1997-08-14
CIK 1020676

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                        Commission File Number 333-11591



                             Tice Technology, Inc.
             (Exact name of registrant as specified in its charter)

     Delaware                                               62-1647888
(State of incorporation)                                    (IRS Employer
                                                       Identification Number)

               ______________________________________________

                                6711 Tice Plaza
                           Knoxville, Tennessee 37918
                    (Address of principal executive office)

                                 (423) 925-4501
              (Registrant's telephone number, including area code)

               ______________________________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X
                                             ---
                                            (the Registrant has not been subject
                                             to filing requirements for 90 days)

     The number of shares outstanding of each of the registrants' two classes of common stock on August 11, 1997 were 5,838,780 Common Shares and 750,000 Class B Common Shares.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                                                                          Page
                                                                          ----

Condensed Combined Balance Sheets -- As of June 30, 1997 and
     March 31, 1997                                                          2

Condensed Combined Statements of Operations -- For the Three Months
     Ended June 30, 1997 and 1996                                            4

Condensed Combined Statements of Cash Flows -- For the Three Months
     Ended June 30, 1997 and 1996                                            5

Notes to Condensed Combined Financial Statements                             6

                      TICE TECHNOLOGY, INC. AND AFFILIATE
                       CONDENSED COMBINED BALANCE SHEETS
                       ---------------------------------

                                                  June 30,      March 31,
                                                    1997        1997 (1)
                                                         (unaudited)
Assets

Cash and cash equivalents                        $   62,021   $   69,393
Accounts receivable                                 148,235       88,435
Prepaid expenses                                     90,229       48,408
Inventory, net                                      381,323      367,603
                                                 ----------   ----------

  Total current assets                              681,808      573,839

Property and equipment:
 Land                                               130,000      130,000
 Equipment                                          523,931      521,574
 Vehicles                                           124,599      124,599
                                                 ----------   ----------

  Total property and equipment                      778,530      776,173

Less accumulated depreciation                      (593,452)    (590,360)
                                                 ----------   ----------

  Property and equipment, net                       185,078      185,813

Patents                                             165,061      159,432

Note receivable - split dollar life insurance        69,209       64,008
Other assets                                         27,140       24,640
                                                 ----------   ----------

  Total assets                                   $1,128,296   $1,007,732
                                                 ==========   ==========

          See accompanying Notes to Condensed Combined Financial Statements

(1) The March 31, 1997 Condensed Combined Balance Sheet was derived from audited financial statements.

                      TICE TECHNOLOGY, INC. AND AFFILIATE
                       CONDENSED COMBINED BALANCE SHEETS
                       ---------------------------------

                                                              June 30,            March 31,
                                                               1997                1997 (1)
                                                                   (unaudited)
Liabilities and Stockholders' Equity

Notes payable to related parties                            $  251,786         $    217,542
Notes payable and current maturities of long-term debt         340,043              350,054
Accounts payable and accrued liabilities                       366,968              257,000
                                                            ----------           ----------

   Total current liabilities                                   958,797              824,596


Stockholders' equity:

Capital stock, no par value, 2,000 shares authorized,            8,634                8,634
 750 shares issued and outstanding at June 30, 1997 and
 March 31, 1997
Common Shares, par value $.01, 30,000,000 shares                     0                    0
 authorized, none issued or outstanding
Class B Common Shares, convertible, par value $.01,                  0                    0
 5,000,000 shares authorized, none issued or outstanding
Class D Common Shares, convertible, par value $.01,                  0                    0
 600,000 shares authorized, none issued or outstanding
Preferred Shares, par value $.01, 10,000,000 shares                  0                    0
 authorized, none issued or outstanding
Additional paid in capital - 30 stock warrants                   4,859                4,859

Retained earnings                                              156,006              169,643
                                                            ----------           ----------

   Total stockholders' equity                                  169,499              183,136
                                                            ----------           ----------

        Total liabilities and stockholders' equity          $1,128,296           $1,007,732
                                                            ==========           ==========

          See accompanying Notes to Condensed Financial Statements

(1) The March 31, 1997 Condensed Combined Balance Sheet was derived from audited financial statements.

                      TICE TECHNOLOGY, INC. AND AFFILIATE
                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                  -------------------------------------------

                                                       Three months ended
                                                 June 30,         June 30,
                                                  1997              1996
                                                         (unaudited)
Operating revenues:
 Sales and service revenues                   $   248,920     $   166,065
 License fees                                     250,000               0
                                              -----------     -----------

  Total operating revenues                        498,920         166,065

Operating expenses:
 Cost of revenues                                 215,426         105,418
 Research and development                          45,379          25,822
 Selling, general and administrative              236,543         125,304
                                              -----------     -----------

  Total operating expenses                        497,348         256,544
                                              -----------     -----------

Operating income (loss)                             1,572         (90,479)

Other income (expense):
 Rental income                                          0          12,575
 Rental expense                                         0          (9,796)
 Interest expense - related parties                (4,602)         (2,593)
 Interest expense                                  (8,244)        (25,237)
 Other income (expense)                             2,637          (3,688)
                                              -----------     -----------

  Total other income (expense)                    (10,209)        (28,739)
                                              -----------     -----------

Loss before income taxes                           (8,637)       (119,218)
Provision (benefit) for income taxes                5,000         (20,585)
                                              -----------     -----------

Net loss                                      $   (13,637)    $   (98,633)
                                              ===========     ===========

Earnings per share (Note 5):                         0.00
 Pro forma primary income (loss) per share    $         0     $       ---
                                              ===========     ===========

See accompanying Notes to Condensed Combined Financial Statements

                      TICE TECHNOLOGY, INC. AND AFFILIATE
                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                  -------------------------------------------

                                                              Three months ended
                                                         June 30,          June 30,
                                                           1997             1996
                                                                (unaudited)
Net cash used by operating activities                  $   (17,116)     $   (120,165)
                                                       ------------     -------------

Cash flows from investing activities:
 Capital expenditures, net                                  (2,357)           (3,827)
 Additions to patents and other assets                     (12,132)          (28,489)
                                                       ------------     -------------

  Net cash used by investing activities                    (14,489)          (32,316)
                                                       ------------     -------------

Cash flows from financing activities:
 Net proceeds (payments) from notes payable to              34,574           (12,506)
  related parties
 Net proceeds (payments) from notes payable                (10,341)          185,445
                                                       ------------     -------------

  Net cash provided by financing activities                 24,233           172,939
                                                       ------------     -------------

  Net increase (decrease) in cash and cash equivalents      (7,372)           20,458

Cash and cash equivalents, beginning of period              69,393             2,822
                                                       ------------     -------------

Cash and cash equivalents, end of period               $    62,021      $     23,280
                                                       ============     =============

                       TICE TECHNOLOGY INC. AND AFFILIATE
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   CONDENSED COMBINED FINANCIAL STATEMENTS

     The accompanying condensed combined financial statements include the accounts of Tice Technology, Inc. ("TTI") and, in accordance with Accounting Research Bulletin 51, the accounts of its affiliate, Tice Engineering and Sales, Inc. ("TES"). The combination of these entities will collectively be referred to as the Company. All significant intercompany balances and transactions have been eliminated.

     These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been omitted. The condensed combined financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the respective companies as of and for the period ended March 31, 1997.

     The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of June 30, 1997; the results of its operations for the three months ended June 30, 1997 and 1996; and its cash flows for the same periods. All such adjustments are of a normal recurring nature.

2.   RESULTS OF OPERATIONS

     The results of operations for the three months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the respective full years.

3.   INVENTORY


     Inventory consists of the following:

                                                June 30,        March 31,
                                                  1997              1997
          Raw Materials                       $ 388,737         $ 306,920
          Work In Process                        91,854           124,810
          Finished Goods                         20,732            55,873
                                              ---------         ---------

                                                501,323           487,603
          Reserve for Obsolescence             (120,000)         (120,000)
                                              ---------         ---------

          Inventory, net                       $381,323         $ 367,603
                                              =========         =========

4.   SUBSEQUENT EVENT

     The Company's registration statement became effective on August 1, 1997.
     At that time, TTI acquired all of the issued and outstanding stock of TES including 750 shares outstanding at June 30, 1997 and 30 shares issued in connection with the exercise of warrants subsequent to June 30, 1997, from the shareholders of TES in exchange for 5,450,220 Common Shares and 750,000 Class B Common Shares. In addition, Monogenesis Corporation purchased 300,000 Common Shares and 1,000,000 warrants to purchase Common Shares at par value ($.01). A portion of the shares and warrants will be distributed to Monogenesis shareholders. Each warrant entitles the holder to purchase one Common Share of TTI at an exercise price of $8.00. In addition, TTI issued 88,560 Common Shares at a conversion price of $3.00 per share to holders of $265,680 of TES convertible debt. Also, 54,750 Common Shares may be issued upon the exercise of options granted to employees of TES soon after the effective date of the registration statement at an exercise price of $1.00 per share. Based upon an initial share value of $3.50, the conversion of debt, the issuances to Monogenesis and the granting of the options will give rise to interest charges of $44,280, offering expense of $1,047,000 and compensation expense of approximately $136,000 in the second quarter of fiscal 1998.

     The Company will follow Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation (SFAS 123). In accordance with this Statement, the Company will record all stock based compensation awarded to vendors at the fair value of the services received. As permitted by SFAS 123, the Company will apply APB Opinion 25, Accounting for Stock Issues to Employees (APB 25) and related interpretations in accounting for any stock based compensation awarded to employees or outside directors.

5.   EARNINGS PER SHARE

     Historical primary loss per share was $(18.18) and $(131.51) for the respective three-month periods ended June 30, 1997 and 1996, and were computed by dividing net loss applicable to common stock by the common shares outstanding during each period. The 30 warrants issued to Joseph Walker & Sons, Inc. in May 1995 were not included for purposes of computing historical primary loss per share because they are anti-dilutive. The historical amounts have been computed for June 30, 1997 and 1996 based on the assumed weighted average number of shares outstanding of 750 in both years.

     Pro forma loss per share for June 30, 1997 was computed by dividing net loss applicable to common stock as increased by $22,502 for the add back of interest expense on the converted indebtedness by the pro forma shares which became outstanding upon effectiveness of the registration statement on August 1, 1997 (excluding those related to the offering), assuming such shares were outstanding April 1, 1997, and are comprised of the following:

                                                          PRO FORMA
                                                            SHARES
     Conversion of 750 common shares of TES outstanding     5,961,750
     Conversion of 30 warrants of TES outstanding             238,470
     Common equivalent shares for 54,750 options granted       39,107
     Shares converted for TES debt outstanding                 88,560
                                                            ---------

     Pro forma shares assumed outstanding                   6,327,887
                                                            =========

     Under SFAS 128, which the Company will adopt for fiscal year end 1998, both basic and diluted loss per share would have been the same as historical primary loss per share at June 30, 1997.

6.   EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. Additionally, in June 1997, the FASB issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information, which is also effective for fiscal years beginning after December 15, 1997. The Company expects that SFAS 130 will have no material impact on the financial statements of the Company. SFAS 131, which relates to additional disclosures regarding business segments, will have no impact on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The following analysis of the financial condition and results of operations of Tice Technology, Inc. ("TTI") and its affiliate, Tice Engineering and Sales, Inc. ("TES"), collectively referred to as the "Company," should be read in conjunction with the Condensed Combined Financial Statements and Notes thereto included herein.

     Since 1964, TES has been developing products which provide technical solutions to problems relating to the manufacturing process of various companies with a primary concentration in the sewing industry. TES designs, manufacturers, assembles and markets its products direct to existing customers as well as through its dealer network. Ninety-five percent (95%) of TES's customers are repeat customers with much of its product line having been produced to address the problems of a particular customer. TES generally retains the right to market the resulting equipment to other customers with similar requests. TES also obtains patents on a majority of its products and licenses its technology on a non-exclusive basis to customers who want to manufacture various products using the technology developed and patented by TES.

     TTI was formed on June 21, 1996, to acquire and hold all of the issued and outstanding stock of TES. Upon effectiveness of TTI's registration statement and closing on August 1, 1997, all of TES shares were exchanged for shares of TTI. TTI's only activity through June 30, 1997 has been in conjunction with the incorporation and registration process.

RESULTS OF OPERATIONS

     TES's revenues historically have been generated primarily from the sales of its products and services, with service revenues representing less than 1% of such revenues. Since TES obtained a patent on its electronic gearing technology in 1995 and in 1997 began licensing to other manufacturers the non-exclusive rights to manufacture equipment using the technology, TES has begun receiving license fees and expects to soon receive royalties under such license agreements. During the first quarter of fiscal 1997, revenues were generated from product sales and service alone, whereas product sales and services revenues for the first quarter of fiscal 1998 exceed that of the prior year by 50%, and significant additional revenues were received in the first quarter of fiscal 1998 from license fees. Management expects that during the next two years, license fee revenues will become a larger portion of total revenues for TES. The principal reason for the expected growth in this area is the anticipation of additional earnings under the license agreement currently in place with Brother Industries, Ltd. of Nagoya Japan as well as expected successful results of current negotiations with other manufacturers to enter into such license agreements.

     TES's product sales and service revenues have previously been largely attributable to sales to three primary customers. Two of these customers represented 76% of product sales revenues in the first quarter of fiscal 1997. Due to TES's concentration on its international sales efforts, one of its distributors in Mexico has also become a primary customer representing 33% of product sales for the first quarter of fiscal 1998. Although international sales as a whole have increased from 3% in the first quarter of fiscal 1997 to 37% in the first quarter of fiscal 1998, there are no gains or losses included in operations related to foreign currency exchanges due to TES's terms of international sales which require payment in U.S. Currency.

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in the Company's condensed combined statements of operations.

                                          Percentage of Total Revenues
                                               Three Months Ended
                                        -------------------------------
                                            June 30,       June 30,
                                              1997           1996
                                        ---------------  ----------------
Operating revenues:
   Sales and service revenues                     49.9%         100.0%
   License fees                                   50.1%           ---
                                        ---------------  ----------------
       Total operating revenues                  100.0%         100.0%
Operating expenses:
   Cost of revenues                               43.2%          63.5%
   Research and development                        9.1%          15.5%
   Selling, general and administrative            47.4%          75.5%
                                        ---------------  ----------------
       Total operating expenses                   99.7%         154.5%
Other income (loss)                                0.3%        (54.5)%
Other income (expense)
   Rental income                                   0.0%           7.6%
   Rental expense                                  0.0%         (5.9)%
   Interest expense - related parties            (0.9)%         (1.6)%
   Interest expense                              (1.7)%        (15.2)%
   Other income (expense)                          0.5%         (2.2)%
                                        ---------------  ----------------
       Total other income (expense)              (2.1)%        (17.3)%
Loss before income taxes                         (1.8)%        (71.8)%
Provision (benefit) for income taxes               1.0%        (12.4)%
                                        ---------------  ----------------
Net loss                                         (2.8)%        (59.4)%
                                        ===============  ================

THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

     Total Revenues.  Total revenues for the first quarter of fiscal 1998 which
     --------------
ended June 30, 1997 increased by 200% to $498,920 from $166,065 in the first quarter of the previous year as a result of the increase in international product sales as well as the receipt of license fee income whereas the first quarter of the 1997 year had no comparable international sales or license fees. Product sales revenues for the first quarter 1998 contained high volume sales of three standard products. Sales of the Single Needle Belt Loop Machines, Label Loader/Folders and Automatic J-Tackers represented 34.5%, 15% and 14% respectively of total product sales revenue, whereas the first quarter of the prior year consisted of sales of the Label Loader/Folders and Ergonomic Stands representing 23% and 17% respectively of total revenues for that period. Remaining product sales in both periods were generated from a mix of TES's other traditional products. The timing of sales of a particular product from period to period may fluctuate greatly depending on customer needs. Typically a customer will replace or upgrade a particular piece of equipment throughout one plant in one quarter as their budget permits and therefore product sales broken down by item by period is not necessarily indicative of the total sales volume of that item for the year. License fee income received during the first quarter of fiscal 1998 was the result of license fees from the second class of machines produced by Brother Industries, Ltd., of Nagoya Japan under the non-exclusive license agreement to manufacture equipment using the patented Tice electronic gearing technology, whereas license fee income for fiscal year 1997 was not received until the fourth quarter.

     Cost of Revenues.  Cost of revenues increased 104% to $215,426 in the first
     ----------------
quarter of 1998 from $105,418 in the first quarter of 1997 primarily due to increases in material purchases needed for completion of orders of 142% to $134,297 in the first quarter of fiscal 1998 from $55,597 in the first quarter of fiscal 1997 which is directly related to the increase in sales revenue for the 1998 fiscal period and an increase in total overhead expenses of which a portion is applied to cost of revenues. Cost of revenues as a percentage of total product and service revenues increased from 63.5% in the 1997 period to 86.5% in the 1998 period as a result of increases in total overhead costs allocated to costs of revenue related to: (i) rent expenses which were not incurred in the 1997 period as TES owned the facility it occupied until September 1996 and (ii) increased salary and related benefits expenses which became effective in the fourth quarter of fiscal 1997.

     Research and Development (net of reimbursements).  Research and development
     ------------------------------------------------
costs increased by 75.7% to $45,379 in the first quarter of fiscal 1998 from $25,822 in the first quarter of fiscal 1997 due to increased salaries and benefits relating to engineering as well as the allocated portion of increases in officers salaries. As the demand for the Tice electronic gearing technology is expected to grow, TES is making preparations to meet the existing and expected future demand by increasing engineering personnel. The research and development department also works to develop products which do not use the electronic gearing technology to add to TES's standard product line.

     Selling, General and Administrative.  Selling, general and administrative
     -----------------------------------
expense increased by approximately $111,000 or 89% to $236,543 in the first quarter of fiscal 1998 from $125,304 in the first quarter of fiscal 1997 primarily due to a 254% increase in salaries and related benefits which was a direct reflection of the salary increases that had taken place in the fourth quarter of the fiscal 1997 year and five additional personnel hired within the past year. Airplane and travel related expenses had a 66% reduction in the 1998 period from the 1997 period due to less travel in the first quarter 1998 while management focused on the registration and capital formation process, whereas legal and accounting expenses increased 136% from $15,486 in the 1997 period to $36,544 in the 1998 period due to an increase in fees related to the fiscal 1997 annual audit performed in the first quarter of fiscal 1998. The 1998 period also reflected approximately $40,000 in organization and registration expenses not incurred in the previous 1997 period which were related to the registration process.

     Operating Income (Loss).  Operating income (loss) improved from a net
     -----------------------
operating loss of $90,479 in the first quarter of fiscal 1997 to net operating income of $1,572 for the first quarter of fiscal 1998 primarily as a result of $250,000 in license fee income for the 1998 period which offset the increased operating expenses for the quarter.

     Rental Income and Expense.  Rental income and expenses were not incurred in
     -------------------------
the first quarter of fiscal 1998 as the result of the sale of the Company's rental property in September, 1996.

     Interest Expense and Interest Expense - Related Parties.  Interest expense
     -------------------------------------------------------
- related parties increased 77.5% from $2,593 in the 1997 period to $4,602 in the 1998 period as TES incurred additional indebtedness from related parties subsequent to June 30, 1996. Interest expense decreased by 67% to $8,244 in the first quarter of 1998 from $25,237 in the first quarter of 1997 as a result of the sale of rental property and subsequent elimination of substantial debt in September 1996.

     Income Taxes.  The Company's income tax provision was $5,000 in the 1998
     ------------
period as compared to a benefit of $20,585 in the 1997 period, principally due to the Company not recording a valuation allowance of $67,990 against deferred tax assets until the fourth quarter of fiscal 1997. The decision was made in the first quarter of fiscal 1998 that a full valuation allowance is still deemed necessary.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations through a combination of cash flows from operations, bank borrowings and borrowings from individuals. The Company's capital requirements have arisen primarily in connection with purchases of fixed and intangible assets. The Company also makes significant expenditures each year for research and development and marketing new technology.

     Net cash used by operating activities was $17,116 in the first quarter of fiscal 1998 and $120,165 in the first quarter of fiscal 1997. The primary cause of the net use of cash from operations was the operating income of only $1,572 in the first quarter of fiscal 1998 and the operating loss of $90,479 in the first quarter of fiscal 1997 offset by increases and decreases in working capital items.

     Net cash used by investing activities was $14,489 in the 1998 period and $32,316 in the 1997 period. Primary use of funds were related to capital expenditures, patents and notes receivable. Capital expenditures totaled approximately $2,300 in the 1998 period and $3,800 in the 1997 period. Capital expenditures are expected to increase over the next two years during which time the Company expects to move from its existing facility. See "Future Operations."

     Net cash provided by financing activities was $24,233 in the 1998 period and $172,939 in the 1997 period. The cash provided by financing activities in both periods was related to proceeds from notes payable issued to related parties and others. The cash provided by financing activities in the 1997 period was also related to the restructuring of long term debt and subsequent elimination of some short term debt.

     At June 30, 1997, the ratio of current assets to current liabilities remained stable at 0.71 to 1 compared to 0.70 to 1 at June 30, 1996. Quick liquidity (current assets less inventories to current liabilities) was 0.31 to 1 at June 30, 1997 compared to 0.25 to 1 at June 30, 1996. The increase from the 1997 period to the 1998 period was primarily due to increases in accounts receivable, prepaid expenses and inventory. The ratio of debt to total capitalization was 3.49 to 1 at June 30, 1997 and 3.10 to 1 at June 30, 1996. This increase was primarily the result of a decrease in retained earnings.

     The Company's principal commitments at June 30, 1997 consisted primarily of notes payable to related parties a well as other notes payable. The Company used the proceeds of these notes to provide working capital for operations and for the continuing development of the electronic gearing technology as well as to fund the costs of license and royalty agreement negotiations and registration of securities of TTI. Several of these notes were extended to retain working capital. On August 1, 1997, the effective date of the registration statement, $145,770 of the $251,786 notes payable to related parties and $119,910 of the $340,043 notes payable were converted to 88,560 Common Shares of TTI at $3.00 per share. Remaining notes payable, with interest rates ranging from 10% to prime plus 1% are due in fiscal 1998, and management believes that cash balances and cash flows from operations will be sufficient to meet the Company's working capital needs, including payment of the notes payable, for at least the next 12 months. The Company plans to extend the remaining related party notes payable if working capital is not sufficient to repay the loans. There are no significant restrictive covenants relating to the notes payable, although several of the notes are personally guaranteed by the President of the Company.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the FASB issued Statement of Accounting Standards No. 128, Earnings Per Share (SFAS 128). The Statement simplifies the standards for computing earnings per share ("EPS"). Additionally, the Statement requires dual presentation of the basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the diluted EPS calculation. The Company plans to adopt the provisions of SFAS 128 for fiscal year end 1998. Had the pronouncement been in effect at June 30, 1997 and 1996, basic EPS would have been ($18.18) and ($131.51) respectively. The diluted EPS would have been the same as the effect of common stock equivalents and other potentially dilutive securities would be anti-dilutive.

     In June 1997, the FASB issued SFAS 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. Additionally, in June 1997, the FASB issued SAFS 131, Disclosures about Segments of an Enterprise and Related Information, which is also effective for fiscal years beginning after December 15, 1997. The Company expects that SFAS 130 will have no material impact on the financial statements of the Company. SAFS 131, which relates to additional disclosures regarding business segments, will have no impact on the Company.

FUTURE OPERATIONS

     To provide for continued growth, the Company plans to build a new facility on undeveloped land it currently owns. Management is currently negotiating an arrangement in which a facility will be constructed to the Company's specifications and occupied under a sale-leaseback arrangement. Management expects that the lease will have a 15-year term and include a purchase option. The contractors bidding on the construction and sale-leaseback arrangement are not affiliated with any of the stockholders, officers, directors or management of the Company. The Company is also obtaining bids to consider having the facility constructed by a contractor, but with outright ownership of the facility by the Company. The estimated cost of the facility is $1,600,000 which management expects to be completed by December 1997. The cost is expected to be funded through a combination of cash flows from operations and notes payable.

     Management believes that its traditional products will continue to generate sales revenue and that TES will continue to solve other problems for customers as they arise in their manufacturing processes. In addition, management believes that there is a great demand for products incorporating the electronic gearing technology and is designing various machines using the new technology including a multi-head button hole machine, a multi-head button sewing machine, a felling machine, a single needle plain sewer and a heavy duty spinning machine. In addition to revenues which may be generated from the sale of products using the new technology, TES also expects to continue to develop additional license and royalty agreements with its customers and is currently in both formal and informal negotiations in this regard. While TES has signed one such agreement, management believes that other sewing machine manufacturers will license the technology to remain competitive with the initial licensee. Management intends to use these funds to market its traditional product line and to expand operations to ensure that all orders for the new technology are efficiently filled.

     As of June 30, 1997, TES had backlog orders it believes to be firm totaling approximately $418,000 for equipment using traditional technology. This backlog of orders is expected to be completed by September 1997. In addition, TES has received indications of interest for additional orders totaling approximately $750,000 relating to products using the new electronic gearing technology upon completion of production models and for equipment using traditional technology. There is no assurance that these indications of interest will become firm orders.

     TES has plans to exhibit its standard products as well as products containing the patented electronic gearing technology at the 1997 Bobbin Show to be held in Atlanta, Georgia September 23 - 26, 1997 which is the annual equipment trade show as presented by The Bobbin International trade magazine.

     Although the Company has no present acquisition agreement or arrangements, management may make strategic acquisitions in the future which may or may not be in related industries, using stock, cash, debt or a combination thereof. Depending on the terms of the acquisition, the Company may need to incur additional indebtedness or issue equity securities to make any such acquisition. Management has not identified any particular targets for acquisition.

     The Company believes that future results of operations will be influenced by a number of factors, including general economic conditions, dependence on key customers and market acceptance of new technology. Because of these factors, as well as other factors, historical results should not be relied upon as an indicator of future performance.

INFLATION

     Inflation has not had a significant impact on the Company's operations to date.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     TTI does not have any market risk sensitive instruments.


                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     There are no material pending legal proceedings to which TTI or its subsidiaries or their properties are a party, or were a party during the first quarter of fiscal 1998.

ITEM 2.   CHANGES IN SECURITIES.

     There have been no changes in the instruments defining the rights of holders of any class of securities of TTI or material limitations or qualifications of the rights evidenced by any class of securities of TTI.

     No equity securities of TTI have been sold during the period covered by this report. The first shares issued by TTI were issued on August 1, 1997.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     There have been no material defaults with respect to any indebtedness of TTI and its subsidiaries which exceeds 5% of its total assets.

     There is no arrearage with respect to the payment of dividends on any class of preferred stock of TTI or its subsidiaries.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders of TTI during the first quarter of fiscal 1998.


ITEM 5.   OTHER INFORMATION.

      None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits Index

                                                                      Exhibit       Page
                                                                    Table Number    Number
                                                                   ---------------  ------

I.  Plan of Acquisition, Reorganization, Arrangement,                     2
    Liquidation or Succession

    (i)    Stock Purchase Agreement and Plan of                                         +
           Reorganization (including all schedules)

II. Articles of Incorporation and Bylaws                                  3

    (i)    Certificate of Incorporation of Tice Technology, Inc.         (i)            +

    (ii)   Bylaws of Tice Technology, Inc.                              (ii)            +

III. Instruments Defining Rights of Security Holders                      4

    (i)    Common Stock Purchase Warrant Agreement                                      *
           Between Tice Technology, Inc. and Warrant Agent

IV. Material Contracts                                                   10

    (i)    Agreement Between Tice Technology, Inc. and                                  *
           Transfer Agent

    (ii)   Patent, Technical Data and Assistance License                                x
           Between Tice Engineering and Sales, Inc. and
           Brother Industries, Ltd.

V.  Statement re Computation of Per Share Earnings                       11             18

VI. Financial Data Schedule                                              27             19


* Previously filed as an exhibit to the Registration Statement on Form S-1 of Tice Technology, Inc. which became effective August 1, 1997.

+ Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the above described Registration Statement.

x Previously filed as an exhibit to Pre-Effective Amendment No. 2 to the above described Registration Statement.

(b)  No reports have been filed on Form 8-K.


                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Tice Technology, Inc.


                              By:   /s/ William A. Tice
                                    ----------------------------------------
                                    William A. Tice, President

                              Date: August 8, 1997



                              By:   /s/ Karen A. Walton
                                    ----------------------------------------
                                    Karen A. Walton, Chief Financial Officer

                              Date: August 8, 1997


0101188.01