Form 10-Q
period 1997-09-30
TICE TECHNOLOGY INC
filed 1997-11-14
CIK 1020676

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                       Commission File Number 333-11591



                             Tice Technology, Inc.
            (Exact name of registrant as specified in its charter)

        Delaware                                     62-1647888
(State of incorporation)                           (IRS Employer
                                               Identification Number)

            ----------------------------------------------------------

                                6711 Tice Plaza
                           Knoxville, Tennessee 37918
                    (Address of principal executive office)

                                 (423) 925-4501
              (Registrant's telephone number, including area code)

            ----------------------------------------------------------



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.                           Yes X  No
                                                                ---   ---

     The number of shares outstanding of each of the registrants' two classes of common stock on November 10, 1997 were 5,854,738 Common Shares and 750,000 Class B Common Shares.

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
                                                                            Page
                                                                            ----

Condensed Consolidated Balance Sheets -- As of September 30, 1997             2
     and March 31, 1997

Condensed Consolidated Statements of Operations -- For the Three Months       4
     and Six Months Ended September 30, 1997 and 1996

Condensed Consolidated Statements of Cash Flows -- For the Six Months         5
     Ended September 30, 1997 and 1996

Notes to Condensed Consolidated Financial Statements                          6

                      Tice Technology, Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets
                     -------------------------------------


                                                   September 30,  March 31,
                                                       1997        1997 (1)
                                                           (unaudited)
Assets

Cash and cash equivalents                            $  35,912   $   69,393
Accounts receivable                                     76,332       88,435
Prepaid expenses                                        62,743       48,408
Inventory, net                                         362,904      367,603
                                                     ---------   ----------

  Total current assets                                 537,891      573,839

Property and equipment:
 Land                                                  130,000      130,000
 Equipment                                             525,447      521,574
 Vehicles                                              124,599      124,599
                                                     ---------   ----------

  Total property and equipment                         780,046      776,173

Less accumulated depreciation                         (596,603)    (590,360)
                                                     ---------   ----------

  Property and equipment, net                          183,443      185,813

Patents                                                167,268      159,432

Note receivable - split dollar life insurance           74,409       64,008
Other assets                                            29,640       24,640
                                                     ---------   ----------

  Total assets                                       $ 992,651   $1,007,732
                                                     =========   ==========

           See accompanying Notes to Condensed Financial Statements

(1) The March 31, 1997 Condensed Consolidated Balance Sheet was derived from audited financial statements.

                      Tice Technology, Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets
                     -------------------------------------


                                                             September 30,       March 31,
                                                                 1997            1997 (1)
                                                                       (unaudited)
Liabilities and Stockholders' Equity

Notes payable to related parties                              $   137,028        $217,542
Notes payable                                                     209,038         350,054
Accounts payable and accrued liabilities                          576,615         257,000
                                                              -----------        --------

   Total current liabilities                                      922,681         824,596

Stockholders' equity:

Capital stock, no par value, 2,000 shares authorized,              13,493           8,634
 750 and 780 shares issued and outstanding at March 31,
 and September 30, 1997, respectively
Common Shares, par value $.01, 30,000,000 shares                   58,388               0
 authorized, 0 and 5,838,780 shares issued and outstanding
 at March 31, and September 30, 1997, respectively
Class B Common Shares, convertible, par value $.01,                 7,500               0
 5,000,000 shares authorized, 0 and 750,000 shares
 issued and outstanding at March 31, and September 30,
 1997, respectively
Class D Common Shares, convertible, par value $.01,                     0               0
 600,000 shares authorized, none issued or outstanding
 at March 31, and September 30, 1997, respectively
Preferred Shares, par value $.01, 10,000,000 shares                     0               0
 authorized, none issued or outstanding at March 31,
 and September 30, 1997, respectively
Additional paid in capital                                      1,413,477           4,859

Retained earnings (accumulated deficit)                        (1,422,888)        169,643
                                                              -----------      ----------

   Total stockholders' equity                                      69,970         183,136
                                                              -----------      ----------

        Total liabilities and stockholders' equity            $   992,651      $1,007,732
                                                              ===========      ==========

     See accompanying Notes to Condensed Consolidated Financial Statements

(1) The March 31, 1997 Condensed Consolidated Balance Sheet was derived from audited financial statements.

                     Tice Technology, Inc. and Subsidiary
                Condensed Consolidated Statements of Operations
                -----------------------------------------------

                                                      For the three months                 For the six months
                                                       ended September 30,                 ended September 30,
                                                       1997           1996                1997             1996
                                                           (unaudited)                         (unaudited)
Operating revenues:
 Sales and service revenues                        $   280,362       $375,434           $   529,282       $ 541,499
 License fees                                                0              0               250,000               0
 Royalty fees                                           12,908              0                12,908               0
                                                   -----------       --------           -----------       ---------

   Total operating revenues                            293,270        375,434               792,190         541,499

Operating expenses:
 Cost of revenues                                      230,272        223,686               445,698         329,104
 Research and development                               41,944         23,267                87,323          49,089
 Selling, general and administrative                 1,544,140        176,867             1,780,683         302,171
                                                   -----------       --------           -----------       ---------

   Total operating expenses                          1,816,356        423,820             2,313,704         680,364

Operating loss                                      (1,523,086)       (48,386)           (1,521,514)       (138,865)

Other income (expense):
 Rental income                                               0         15,625                     0          28,200
 Rental expense                                              0         (6,571)                    0         (16,367)
 Interest expense - related parties                    (29,171)             0               (33,773)         (2,593)
 Interest expense                                      (26,166)       (30,653)              (34,410)        (55,890)
 Other income (expense)                                   (470)         4,605                 2,167             917
 Gain on sale of fixed assets                                0        468,363                     0         468,363
                                                   -----------       --------           -----------       ---------

   Total other income (expense)                        (55,807)       451,369               (66,016)        422,630
                                                   -----------       --------           -----------       ---------

Income (loss) before income taxes                   (1,578,893)       402,983            (1,587,530)        283,765
Provision for income taxes                                   0         65,828                 5,000          45,243
                                                   -----------       --------           -----------       ---------

Net income (loss)                                  $(1,578,893)      $337,155           $(1,592,530)      $ 238,522
                                                   ===========       ========           ===========       =========

Primary income (loss) per share (Note 5)           $     (0.26)      $   0.04           $     (0.26)      $    0.04
                                                   ===========       ========           ===========       =========

     See accompanying Notes to Condensed Consolidated Financial Statements

                      Tice Technology, Inc. and Subsidiary
                Condensed Consolidated Statements of Cash Flows
                -----------------------------------------------

                                                                    Six months ended
                                                             September 30,      September 30,
                                                                 1997               1996
                                                                       (unaudited)
Net cash provided (used) by operating activities               $212,764           $(152,778)
                                                               --------           ---------

Cash flows from investing activities:
 Proceeds from sale of fixed assets                                 824             824,475
 Capital expenditures                                            (4,697)             (5,069)
 Additions to patents and other assets                          (20,842)            (51,094)
                                                               --------           ---------

   Net cash provided (used) by investing activities             (24,715)            768,312
                                                               --------           ---------

Cash flows from financing activities:
 Net proceeds (payments) of notes payable to                    (80,184)             73,093
   related parties
 Net proceeds (payments) of notes payable                      (141,346)           (565,982)
                                                               --------           ---------

     Net cash used by financing activities                     (221,530)           (492,889)
                                                               --------           ---------

     Net increase (decrease) in cash and cash equivalents       (33,481)            122,645

Cash and cash equivalents, beginning of period                   69,393               2,822
                                                               --------           ---------

Cash and cash equivalents, end of period                       $ 35,912           $ 125,467
                                                               ========           =========

     See accompanying Notes to Condensed Consolidated Financial Statements

                      Tice Technology Inc. and Subsidiary
             Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

1.   Condensed Consolidated Financial Statements

     The accompanying condensed consolidated financial statements include the accounts of Tice Technology, Inc. ("TTI") and the accounts of its wholly owned subsidiary, Tice Engineering and Sales, Inc. ("TES"). The consolidation of these entities will collectively be referred to as the Company. All significant intercompany balances and transactions have been eliminated.

     These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the respective companies as of and for the period ended March 31, 1997.

     The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of September 30, 1997; the results of its operations for the three month periods and six month periods ended September 30, 1997 and 1996; and its cash flows for the six month periods ended September 30, 1997 and 1996. All such adjustments are of a normal recurring nature.

2.   Results of Operations

     The results of operations for the three month periods and six month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the respective full years.

3.   Inventory

     Inventory consists of the following:
                                                              September 30,      March 31,
                                                                  1997             1997
                                                              ------------       ---------
           Raw Materials                                       $ 354,215         $ 306,920
           Work In Process                                        76,417           124,810
           Finished Goods                                         52,272            55,873
                                                               ---------         ---------

                                                                 482,904           487,603
           Reserve for Obsolescence                             (120,000)         (120,000)
                                                               ---------         ---------

           Inventory, net                                      $ 362,904         $ 367,603
                                                               =========         =========

4.   Recapitalization

     The Company's registration statement became effective on August 1, 1997. At that time, TTI acquired all of the issued and outstanding stock of TES including 750 shares outstanding at March 31, 1997 and 30 shares issued in connection with the exercise of warrants subsequent to March 31, 1997, from the shareholders of TES in exchange for 5,450,220 Common Shares and 750,000 Class B Common Shares. In addition, Monogenesis Corporation purchased 300,000 Common Shares and 1,000,000 warrants to purchase Common Shares at par value ($.01). A portion of the shares and warrants have been distributed to Monogenesis shareholders. Each warrant entitles the holder to purchase one Common Share of TTI at an exercise price of $8.00. In addition, TTI issued 88,560 Common Shares at a conversion price of $3.00 per share to holders of $265,680 of TES convertible debt. Also, 43,750 Common Shares may be issued upon the exercise of options granted to employees of TES on August 1, 1997 at an exercise price of $1.00 per share. An additional 11,000 Common Shares are expected to be issued upon the exercise of options to be granted to employees of TES within the next 90 days at an exercise price of $1.00 per share. Based upon an initial share value of $3.50, the conversion of debt, the issuances to Monogenesis and the granting of the 43,750 options, TTI incurred interest charges of $44,280, offering expenses of $1,047,000 and compensation expense of $109,375 during the second quarter ended September 30, 1997. Additional compensation expense may be incurred depending upon the market value in effect at such time when the remaining options are granted.

     In accordance with Statement of Financial Accounting Standard No. 123 (SFAS
     123), the Company will record all stock based compensation awarded to vendors at the fair value of the services received. As permitted by SFAS 123, the Company applies APB Opinion 25 (APB 25) and related interpretations in accounting for any stock based compensation awarded to employees or outside directors.

5.   Income per Share

     Primary income (loss) per share were $(0.26) and $0.04 for the respective three month periods ended September 30, 1997 and 1996 and $(0.26) and $0.04 for the respective six month periods ended September 30 1997 and 1996. Income (loss) per share were computed by dividing net income (loss) applicable to common stock by the common shares outstanding during each period. Outstanding warrants and options are not included in the 1997 calculation prior to exercise as their effect would be anti-dilutive. Due to the Company's recapitalization in August 1997, all common share and per share amounts in the accompanying financial statements have been restated. The amounts have been computed for September 30, 1997 and 1996 based on the assumed weighted average number of shares outstanding as follows:

                                Three month  Six month
                                  period      period
                                -----------  ---------
         September 30, 1997      6,180,720   6,071,610
         September 30, 1996      6,201,270   6,201,270

     Under SFAS 128, which the Company will adopt for fiscal year end 1998, both basic and diluted loss per share would have been the same as primary loss per share for the three month period ended September 30, 1997. Both basic and diluted loss per share would be $(0.27) for the six month period ended September 30, 1997.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     The following analysis of the financial condition and results of operations of Tice Technology, Inc. ("TTI") and its subsidiary, Tice Engineering and Sales, Inc. ("TES"), collectively referred to as the "Company," should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included herein.

     Since 1964, TES has been developing products which provide technical solutions to problems relating to the manufacturing process of various companies with a primary concentration in the sewing industry. TES designs, manufacturers, assembles and markets its products directly to existing customers as well as through its dealer network. Ninety-five percent (95%) of TES's customers are repeat customers with much of its product line having been produced to address the problems of a particular customer. TES generally retains the right to market the resulting equipment to other customers with similar requests. TES also obtains patents on a majority of its products and licenses its technology on a non-exclusive basis to customers who want to manufacture various products using the technology developed and patented by TES.

     TTI was formed on June 21, 1996, to acquire and hold all of the issued and outstanding stock of TES. When TTI's registration statement became effective on August 1, 1997, all of TES shares were exchanged for shares of TTI. TTI's only activity through August 1, 1997 was in conjunction with the incorporation and registration process.

Results of Operations

     The Company's revenues historically have been generated primarily from the sales of its products and services, with service revenues representing less than 1% of such revenues. Since TES obtained a patent on its electronic gearing technology in 1995 and in 1997 began licensing the non-exclusive rights to manufacture equipment using the technology to other manufacturers, TES has begun receiving license fees and royalties. During the second quarter of fiscal 1997, revenues were generated from product sales and services alone, whereas in the second quarter of fiscal 1998 revenues from royalties were received in addition to the revenue from product sales and services. The six months of fiscal 1998 ending September 30, 1997 also reflect the receipt of revenues from license fees, as compared to the six months ended September 30, 1996 which had no license fee revenues. Management expects that during the next two years license fee revenues will become a larger portion of total revenues for the Company. The principal reason for the expected growth in this area is the anticipation of additional earnings under the license agreement currently in place with Brother Industries, Ltd. of Nagoya Japan as well as expected successful results of current negotiations with other manufacturers to enter into additional license agreements.

     The Company's product sales and service revenues have previously been largely attributable to sales to three primary customers. Two of these customers represented 81.6% of product sales revenues in the first six months of fiscal 1997, whereas the first six months of fiscal 1998 reflected three primary customers which represented a total of 77.7% of product sales revenues for the period. The lower percentage being distributed among these primary customers is a direct reflection on the Company's concentration on its international sales efforts. One of the Company's distributors in Mexico has become a primary customer representing 21.9% of product sales for the first six months of fiscal 1998. Although international sales as a whole have increased from 1% in the first six months of fiscal 1997 to 24.8% in the first six months of fiscal 1998, there are no gains or losses included in operations related to foreign currency exchanges due to the terms of international sales which require payment in U.S. currency.

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in the Company's condensed consolidated statements of operations.

                                                                         Percentage of Total Revenues
                                                                  Three Months Ended        Six Months Ended
                                                                    September 30,             September 30,
                                                                     1997       1996             1997     1996
Operating revenues:
 Sales and service revenues                                          95.6%     100.0%            66.8%   100.0%
 License fees                                                         0.0%       0.0%            31.6%     0.0%
 Royalty fees                                                         4.4%       0.0%             1.6%     0.0%
                                                                   ------      -----           ------    -----
  Total operating revenues                                          100.0%     100.0%             100%     100%

Operating expenses:
 Cost of revenues                                                    78.5%      59.6%            56.3%    60.8%
 Research and development                                            14.3%       6.2%            11.0%     9.0%
 Selling, general and administrative                                526.5%      47.1%           224.8%    55.8%
                                                                   ------      -----           ------    -----
  Total operating expenses                                          619.3%     112.9%           292.1%   125.6%

Other operating loss                                               (519.3%)    (12.9%)         (192.1%)  (25.6%)

Other income (expense):
 Rental income                                                        0.0%       4.2%             0.0%     5.2%
 Rental expense                                                       0.0%      (1.8%)            0.0%    (3.0%)
 Interest expense - related parties                                  (9.9%)      0.0%            (4.3%)   (0.5%)
 Interest expense                                                    (8.9%)     (8.2%)           (4.3%)  (10.3%)
 Other income (expense)                                              (0.2%)      1.2%             0.3%     0.1%
 Gain on sale of fixed assets                                         0.0%     124.8%             0.0%    86.5%
                                                                   ------      -----           ------    -----
  Total other income (expense)                                      (19.0%)    120.2%            (8.3%)   78.0%

Income (loss) before income taxes                                  (538.3%)    107.3%          (200.4%)   52.4%
Provision for income taxes                                            0.0%      17.5%             0.6%     8.4%
                                                                   ------      -----           ------    -----
Net income (loss)                                                  (538.3%)     89.8%          (201.0%)   44.0%
                                                                   ======      =====           ======    =====

Three Months Ended September 30, 1997 and September 30, 1996

     Total Revenues. Total revenues for the second quarter of fiscal 1998 which ended September 30, 1997 decreased by 22% to $293,270 from $375,434 for the same three month period in the previous year. Although the second quarter of fiscal 1998 reflected revenues received from royalties under the license agreement and the same period of the prior year had no royalty revenues, product sales revenues for the second quarter of fiscal 1998 were down by approximately $95,000 from the second quarter of fiscal 1997. This reduction was due to double the sales volume of the label loader/folders which represented $200,000 in product sales in the second quarter of fiscal 1997 as compared to $93,000 in the second quarter of fiscal 1998. Sales of the label loader/folders and ergonomic stands represented 33.2% and 29.6%, respectively, of total product sales revenue for the second quarter of fiscal 1998 as compared to sales of the label loader/folders and automatic J-tackers which represented 53.2% and 17.1%, respectively, of total revenues for the same period of the previous year. Remaining product sales in both periods were generated from a mix of the Company's other traditional products. The timing of sales of a particular product from period to period may fluctuate greatly depending on customer needs. Typically a customer will replace or upgrade a particular piece of equipment throughout one plant in one quarter as their budget permits and therefore product sales broken down by item by period is not necessarily indicative of the total sales volume of that item for the year. Royalty income received during the second quarter of fiscal 1998 represented the first royalty fees due under the non-exclusive license agreement with Brother Industries, Ltd. to manufacture equipment using the patented Tice electronic gearing technology. Royalty fees due under this agreement are payable semiannually.

     Cost of Revenues. Cost of revenues remained consistent when comparing the two quarters, although the cost of revenues for the second quarter of fiscal 1998 represented 78.5% of total revenues for the period as compared to 59.6% in the second quarter of the prior year. This increase in cost of revenues as a percentage of total revenue is a result of increases in total overhead applied. The increase in total overhead expenses related to: (i) rent expenses incurred in the 1998 period as the Company owned the facility it currently occupies until September 1996 and (ii) increased salary and related benefits expenses beginning in the fourth quarter of fiscal 1997.

     Research and Development (net of reimbursements). Research and development costs increased by 80% to $41,944 in the second quarter of fiscal 1998 from $23,267 in the second quarter of fiscal 1997 due to increased salaries and benefits relating to engineering as well as increases in officers' salaries. As the demand for the Tice electronic gearing technology grows, the Company is making preparations to meet the existing and expected future demand by increasing engineering personnel. The research and development department also works to develop products for the Company's standard product line which use conventional technology.

     Selling, General and Administrative. Selling, general and administrative ("SG&A") expense increased from $176,867 in the second quarter of fiscal 1997 to $1,544,140 in the second quarter of fiscal 1998. The increase resulted from the recording of $1,348,964 in non-recurring expenses in the 1998 period related to the registration and distribution of TTI stock which became effective on August 1, 1997. Additionally, $43,749 in expenses were incurred during the 1998 period to initiate a stockholder relations program and comply with reporting requirements. Excluding the expenses incurred in connection with the Company's registration statement, remaining SG&A expenses increased by $37,977 due to (i) increased advertising as a result of the July IMB trade show in Germany, (ii) expenses for recruiting additional engineering staff, and (iii) legal and accounting expenses due to assistance in the Company's compliance with reporting requirements.

     Operating Loss. The operating loss increased from a loss of $48,386 in the second quarter of fiscal 1997 to an operating loss of $1,523,086 in the second quarter of fiscal 1998. This loss resulted primarily from expenses incurred in connection with the Company's registration statement.

     Rental Income and Expense. Rental income was $9,054 in the second quarter of fiscal 1997. No rental income or expense relating to property (other than TES's current facility) was incurred in the second quarter of fiscal 1998 due to the sale of the rental property.

     Interest Expense and Interest Expense - Related Parties. Interest expense and interest expense - related parties increased from $30,653 in the second quarter of fiscal 1997 to $55,337 in the fiscal 1998 period primarily due to the recording of $44,280 in interest in the 1998 period related to the debt converted to stock upon the effective date of the Company's registration statement and was partially offset by substantial repayments of outstanding indebtedness.

     Gain on Sale of Fixed Assets. Gain on sale of fixed assets during the second quarter of fiscal 1997 resulted from the sale of the rental property during that period. There were no significant asset sales in the second quarter of fiscal 1998.

     Income Taxes. The Company's effective tax rate was 0% in the 1998 period as compared to 16% in the 1997 period principally due to significant permanent differences related to non-deductible registration expenses incurred in fiscal 1998 and an increase in the valuation allowance.

Six Months Ended September 30, 1997 and September 30, 1996

     Total Revenues. Total revenues increased 46% in the first six months of fiscal 1998 to $792,190 from $541,499 in the first six months of the prior year. Income from license fees and royalties from the non-exclusive license agreement with Brother Industries, Ltd. were $262,908 in the 1998 period and were not received in the same period of the prior year. The license fee income represented the initial fee due from Brother upon the sale of the second class of machine under the agreement, the multi-head embroidery machine. Royalties are based on sales of all machines under license using the electronic gearing technology, and are due on a semi-annual basis. Product sales decreased 2.3% from the 1997 period to the 1998 period. The leading sales items for both periods were the label loader/folders. Sales volume of a particular product can vary greatly from quarter to quarter as customers update or replace equipment depending on their needs and budget requirements. In the fiscal 1998 period sales of the label loader/folders and automatic J-tackers represented 47.9% and 12%, respectively, of product sales revenue as compared to sales of the label loader/folders, single needle belt loop machines and ergonomic stands representing 24.8%, 21% and 18.9%, respectively, of product sales revenue for the 1997 period. Each of these items are from

TES's standard product line. Remaining product sales for both periods were from sales of a variety of other products and replacement parts in TES's standard product line. The Company is continually updating its products to meet customer needs and adding to its existing product line to remain competitive which is evidenced by 95% of TES's customers being repeat customers.

     Cost of Revenues. Cost of revenues increased 35.4% from $329,104 in the 1997 fiscal period to $445,698 in the 1998 fiscal period. This increase was primarily due to increases in cost of materials and overhead applied. Cost of materials increased 28.8% from $228,347 in the 1997 period to $291,505 in the 1998 period due to the higher cost of materials used in the single needle belt loop machines. Total overhead applied increased 90% from $48,811 in the 1997 period to $92,791 in the 1998 period as a result of: (i) increases in salary and related benefits expenses beginning in the fourth quarter of fiscal 1997; and
(ii) rent expenses which were not incurred in the 1997 period as the Company owned the facility it currently occupies until September 1996.

     Research and Development. Research and development costs increased by 77.8% to $87,323 in the first six months of fiscal 1998 from $49,089 in the first six months of fiscal 1997 due to increased salaries and benefits relating to engineering as well as the allocated portion of officers' salaries. As the demand for the Tice electronic gearing technology is growing, TES is making preparations to meet the existing and expected future demands by increasing engineering personnel. The research and development department also works to develop products to add to TES's standard product line which do not use the electronic gearing technology.

     Selling, General and Administrative. SG&A expense increased by approximately $1,479,000 or 489% to $1,780,683 in the first six months of fiscal 1998 from $302,171 in the first six months of fiscal 1997. This increase was primarily the result of recording $1,431,997 in the 1998 period to reflect the non-recurring expenses relating to the registration process, stock distribution and implementation of a stockholder relations program; whereas the 1997 period reflected only $63,417 in non-recurring expenses relating to the registration process. The remaining SG&A expenses for the fiscal 1998 period represent a 46% increase over the 1997 period. This increase was primarily the result of increases in salary and related benefits, and legal and accounting expenses although they were somewhat offset by decreases in airplane expense during the 1998 fiscal period. Salary and related expenses increased 84% in the first six months of fiscal 1998 over the same 1997 period as a result of increases in salaries and related benefits in the fourth quarter of the 1997 period, and expenses related to recruiting additional personnel during the first six months of the 1998 fiscal year. Legal and accounting expenses increased $41,868 from $3,516 in the fiscal 1997 period to $45,384 in the fiscal 1998 period. The increase in the 1998 fiscal period was due to an increase in fees related to the fiscal 1997 annual audit performed in the first quarter of fiscal 1998. Reductions in airplane expenses from $17,672 in the fiscal 1997 period to $559 in the fiscal 1998 period helped offset other increases in SG&A expense as the Company adapted more of its travel needs to commercial airlines as opposed to charter aircraft.

     Operating Loss. The operating loss increased from $138,865 in the first six months of fiscal 1997 to $1,521,514 in the first six months of fiscal 1998. This loss resulted primarily from the expenses incurred upon the effective date of the registration of TTI stock.

     Rental Income and Expense. Rental income and expense was not incurred in the first six months of fiscal 1998 as the result of the sale of the Company's rental property in September 1996.

     Interest Expense and Interest Expense-Related Parties. Interest expense and interest expense-related parties increased by $9,700 from $58,483 in the 1997 period to $68,813 in the 1998 period. This increase was primarily a result of a non-cash interest charge of $44,280 upon the effective date of the Company's registration statement offset by substantial repayments of outstanding indebtedness.

     Gain on Sale of Fixed Assets. Gain on sale of fixed assets during the first six months of fiscal 1997 resulted from the sale of the rental property during that period. There have been no significant fixed asset sales in fiscal 1998.

     Income Taxes. The Company's effective tax rate was 0% in the 1998 period as compared to 16% in the 1997 period principally due to significant permanent differences related to non-deductible registration expenses and an increase in the valuation allowance.

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

     Net cash provided by operating activities was $212,764 in the six month period ended September 30, 1997 and net cash used by operating activities was $152,778 in the same period of the previous year. The primary cause for the change was increases and decreases in working capital items.

     Net cash used by investing activities was $24,715 in the 1998 period and net cash provided by investing activities was $768,312 in the 1997 period. Primary use of funds were related to capital expenditures, patents and notes receivable. Capital expenditures totaled approximately $4,700 in the 1998 period and $5,000 in the 1997 period. Capital expenditures are expected to increase over the next two years during which time the Company expects to move from its existing facility. See "Future Operations." The primary source of funds in the 1997 period was proceeds from the sale of fixed assets.

     Net cash used by financing activities was $221,530 in the 1998 period and $492,889 in the 1997 period. The cash used by financing activities in both periods was related to payments on notes payable to related parties and others.

     The Company's principal commitments at September 30, 1997 consisted primarily of notes payable to related parties a well as other notes payable. The Company used the proceeds of these notes to provide working capital for operations and for the continuing development of the electronic gearing technology as well as to fund the costs of license and royalty agreement negotiations and registration of securities of TTI. Several of these notes were extended to retain working capital. On August 1, 1997, the effective date of the registration statement, $145,770 of notes payable to related parties and $119,910 of notes payable were converted to 88,560 Common Shares of TTI at $3.00 per share. Remaining notes payable, with interest rates ranging from 10% to prime plus 1% are due in fiscal 1998, and management believes that cash balances and cash flows from operations will be sufficient to meet the Company's working capital needs, including payment of the notes payable, for at least the next 12 months. The Company plans to extend the remaining related party notes payable if working capital is not sufficient to repay the loans. There are no significant restrictive covenants relating to the notes payable, although several of the notes are personally guaranteed by the President of the Company.

Effect of Recently Issued Accounting Standards

     In February 1997, the FASB issued Statement of Accounting Standards No. 128, Earnings Per Share (SFAS 128). The Statement simplifies the standards for computing earnings per share ("EPS"). Additionally, the Statement requires dual presentation of the basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the diluted EPS calculation. The Company plans to adopt the provisions of SFAS 128 for fiscal year end 1998. Had the pronouncement been in effect at September 30, 1997 and 1996, basic EPS would have been $(0.26) and $0.06 for the three month periods and $(0.27) and $0.04 for the six month periods, respectively. The diluted EPS would have been the same as basic EPS in all periods except for the three month period ended September 30, 1996 for which diluted EPS would have been $0.05.

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

Future Operations

     To provide for continued growth, the Company requires a new facility for which it has been developing the plans over the past several months and which are complete. Estimated costs of building the facility are $1,600,000. The Company owns undeveloped land upon which the facility could be built; however, after careful consideration, management has decided that the undeveloped property, known as "Tice Corporate Park," is not adequate for additional future expansion which may be required within the next three to five years. Having recognized that expansion may be necessary, management has decided to sell the property it currently owns. Several other parcels of land are being considered for the new facility. The location under primary consideration has better access to the interstate system and provides considerable tax advantages to the Company. The Company anticipates that the relocation will delay completion of the facility until the fall of 1998, but the benefits are expected to outweigh the inconvenience in many respects as the Company should have ample room for long term growth. The cost of the land and facility is expected to be funded through a combination of cash received from the sale of the current property, cash flows from operations and proceeds from notes payable to be incurred.

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

     As of September 30, 1997, TES had backlog orders it believes to be firm totaling approximately $238,000 for equipment using traditional technology. This backlog of orders is expected to be completed by December 1997. In addition, TES has received indications of interest for additional orders totaling approximately $750,000 relating to products using the new electronic gearing technology upon completion of production models and for equipment using traditional technology. There is no assurance that these indications of interest will become firm orders.

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


                          PART II - OTHER INFORMATION

Item 2.   Changes in Securities.

     All sales of equity securities of TTI during the period covered by this report are described in the issuer's registration statement which was effective on August 1, 1997 (SEC file number 333-11591). Under the registration statement, TTI registered 300,000 Common Shares and 1,000,000 Common Stock Purchase Warrants (the "Warrants") which were sold to Monogenesis Corporation ("Monogenesis") for a total of $13,000. Monogenesis, as statutory underwriter, distributed 125 shares and 400 Warrants to each of its shareholders for each share of stock of Monogenesis held by them. Monogenesis retained 44,375 Common Shares and 182,000 Warrants. TTI also registered 1,541,470 Common Shares for shareholders of TTI, 54,750 Common Shares underlying employee stock options, 88,560 Common Shares issued in satisfaction of $255,187 in principal of notes and a portion of the interest on such notes and the 1,000,000 Common Shares underlying the Warrants. Each Warrant entitles the holders to purchase one Common Share for $8.00 for 24 months.

     All of the shares and Warrants to be distributed by Monogenesis have been distributed. The selling shareholders may sell their shares from time to time at market price or in negotiated or other transactions. TTI believes that selling shareholders have sold 81,000 Common Shares under the registration statement during the second quarter of fiscal 1998.

     Since August 1, 1997 and prior to October 1, 1997, the effective date of the registration statement, TTI has incurred for its account in connection with the issuance and distribution of the securities registered the following amounts:


                                                Direct or Indirect Payments
                                             to Directors, Officers, Holders
                                                of 10% of Any Class of Stock           Direct or Indirect
                                                     or Affiliates of TTI              Payments to Others
                                             -------------------------------           ------------------
Underwriting Discounts
 or Commissions                                               0                            $        (1)
Finders' Fees                                                 0                                      0
Underwriter's Expenses                                        0                                      0
Other Expenses                                                0                                175,940
                                                    -----------                            -----------
   Total Expenses                                   $         0                            $   175,940   (1)

(1) TTI recorded $1,047,000 in expenses and in additional paid in capital based upon the estimated fair value of the 300,000 Common Shares issued to Monogenesis less the $0.01 per share price it paid for the shares. The estimated fair value of the shares retained by Monogenesis at the time was $155,313.

          There are no net offering proceeds to TTI since there were no significant offering proceeds ($255,187 in reduction of debt and $13,000 cash to purchase the Securities to be distributed), nor were there intended to be any. The registration statement primarily related to a distribution of shares and warrants as a dividend and not to a traditional sale of Securities.


Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits Index

                                                                           Exhibit        Page
                                                                        Table Number     Number
                                                                        ------------     ------
I.   Plan of Acquisition, Reorganization, Arrangement,                         2
     Liquidation or Succession
     (i)   Stock Purchase Agreement and Plan of                                            +
           Reorganization (including all schedules)
II.  Articles of Incorporation and Bylaws                                      3
     (i)   Certificate of Incorporation of Tice Technology,                   (i)          +
           Inc.
     (ii)  Bylaws of Tice Technology, Inc.                                   (ii)          +
III. Instruments Defining Rights of Security Holders                           4
     (i)   Common Stock Purchase Warrant Agreement                                         *
           Between Tice Technology, Inc. and Warrant Agent
IV.  Material Contracts                                                       10

                                                                           Exhibit        Page
                                                                        Table Number     Number
                                                                        ------------     ------
     (i)   Agreement Between Tice Technology, Inc. and
           Transfer Agent                                                                  *

V.   Statement re Computation of Per Share Earnings                           11          20

VI.  Financial Data Schedule                                                  27          21

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


                                 Tice Technology, Inc.


                                 By: /s/ William A. Tice
                                     -----------------------------------
                                     William A. Tice, President

                                 Date: November 13, 1997



                                 By: /s/ Karen A. Walton
                                     -----------------------------------
                                     Karen A. Walton, Chief Financial Officer

                                 Date: November 13, 1997