Form 10-Q
period 1997-12-31
TICE TECHNOLOGY INC
filed 1998-02-13
CIK 1020676

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1997

                       Commission File Number 333-11591



                             Tice Technology, Inc.
            (Exact name of registrant as specified in its charter)

         Delaware                                  62-1647888
(State of incorporation)                          (IRS Employer
                                              Identification Number)

                   -----------------------------------------

                                6711 Tice Plaza
                          Knoxville, Tennessee 37918
                    (Address of principal executive office)

                                (423) 925-4501
             (Registrant's telephone number, including area code)

                   -----------------------------------------

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

     The number of shares outstanding of each of the registrants' two classes of common stock on February 10, 1998 were 5,855,138 Common Shares and 750,000 Class B Common Shares.

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


                                                                          Page
                                                                          ----

Condensed Consolidated Balance Sheets -- As of December 31, 1997           2
     and March 31, 1997

Condensed Consolidated Statements of Operations -- For the Three Months    4
     and Nine Months Ended December 31, 1997 and 1996

Condensed Consolidated Statements of Cash Flows -- For the Nine Months     5
     Ended December 31, 1997 and 1996

Notes to Condensed Consolidated Financial Statements                       6


                     Tice Technology, Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets
                     -------------------------------------


                                                   December 31,  March 31,
                                                       1997      1997 (1)
                                                         (unaudited)
Assets

Cash and cash equivalents                          $   27,158   $   69,393
Accounts receivable                                   219,497       88,435
Prepaid expenses                                       80,757       48,408
Inventory, net                                        358,024      367,603
                                                   ----------   ----------

  Total current assets                                685,436      573,839

Property and equipment:
 Land                                                 130,000      130,000
 Equipment                                            526,964      521,574
 Vehicles                                             124,599      124,599
                                                   ----------   ----------

  Total property and equipment                        781,563      776,173

Less accumulated depreciation                        (600,010)    (590,360)
                                                   ----------   ----------

  Property and equipment, net                         181,553      185,813

Patents                                               170,728      159,432

Note receivable - split dollar life insurance          74,409       64,008
Other assets                                           32,140       24,640
                                                   ----------   ----------

  Total assets                                     $1,144,266   $1,007,732
                                                   ==========   ==========

     See accompanying Notes to Condensed Consolidated Financial Statements

(1) The March 31, 1997 condensed Consolidated Balance Sheet was derived from audited financial statements.


                      Tice Technology, Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets
                     -------------------------------------


                                                              December 31,         March 31,
                                                                  1997             1997 (1)
                                                                        (unaudited)
Liabilities and Stockholders' Equity

Notes payable to related parties                              $   325,990        $  217,542
Notes payable                                                     259,105           350,054
Accounts payable and accrued liabilities                          597,743           257,000
                                                              -----------        ----------

   Total current liabilities                                    1,182,838           824,596

Stockholders' equity:

Capital stock, no par value, 2,000 shares authorized,              13,493             8,634
 750  and 780 shares issued and outstanding at March 31,
 and December 31, 1997, respectively
Common Shares, par value $.01, 30,000,000 shares                   58,551                 0
 authorized, 0 and 5,855,138 shares issued and outstanding
 at March 31, and December 31, 1997, respectively
Class B Common Shares, convertible, par value $.01,                 7,500                 0
 5,000,000 shares authorized, 0 and 750,000 shares
 issued and outstanding at March 31, and December 31,
 1997, respectively
Class D Common Shares, convertible, par value $.01,                     0                 0
 600,000 shares authorized, none issued or outstanding
 at March 31, and December 31, 1997, respectively
Preferred Shares, par value $.01, 10,000,000 shares                     0                 0
 authorized, none issued or outstanding at March 31,
 and December 31, 1997, respectively
Additional paid in capital                                      1,432,472             4,859

Retained earnings (accumulated deficit)                        (1,550,588)          169,643
                                                              -----------        ----------

   Total stockholders' equity                                     (38,572)          183,136
                                                              -----------        ----------

     Total liabilities and stockholders' equity               $ 1,144,266        $1,007,732
                                                              ===========        ==========

     See accompanying Notes to Condensed Consolidated Financial Statements

(1) The March 31, 1997 condensed Consolidated Balance Sheet was derived from audited financial statements.

                     Tice Technology, Inc. and Subsidiary
                Condensed Consolidated Statements of Operations
                -----------------------------------------------

                                                For the three months          For the nine months
                                                 ended December 31,            ended December 31,
                                                 1997           1996          1997           1996
                                                     (unaudited)                  (unaudited)

Operating revenues:
 Sales and service revenues                    $ 217,219     $ 356,868     $   746,501     $  898,367
 License fees                                          0             0         250,000              0
 Royalty fees                                    102,664             0         115,572              0
                                               ---------     ---------     -----------     ----------

     Total operating revenues                    319,883       356,868       1,112,073        898,367

Operating expenses:
 Cost of revenues                                171,542       226,058         617,240        555,162
 Research and development                         59,975        34,843         147,298         83,932
 Selling, general and administrative             206,568       231,575       1,987,251        533,745
                                               ---------     ---------     -----------     ----------

     Total operating expenses                    438,085       492,476       2,751,789      1,172,839

Operating loss                                  (118,202)     (135,608)     (1,639,716  )    (274,472)

Other income (expense):
 Rental income                                         0             0               0         28,200
 Rental expense                                        0        (2,786)              0        (19,153)
 Interest expense - related parties               (4,796)       (8,619)        (38,569)       (11,212)
 Interest expense                                 (4,861)      (10,810)        (39,271)       (66,700)
 Other income                                        158         3,025           2,325          3,942
 Gain on sale of fixed assets                          0        32,000               0        500,364
                                               ---------     ---------     -----------     ----------

     Total other income (expense)                 (9,499)       12,810         (75,515)       435,441
                                               ---------     ---------     -----------     ----------

Income (loss) before income taxes               (127,701)     (122,798)     (1,715,231)       160,969
Provision (benefit) for income taxes                   0       (37,019)          5,000          8,224
                                               ---------     ---------     -----------     ----------

Net income (loss)                              $(127,701)    $ (85,779)    $(1,720,231)    $  152,745
                                               =========     =========     ===========     ==========

 Basic and diluted income (loss) per
     share (Note 5)                            $   (0.02)    $   (0.01)    $     (0.27)    $     0.03
                                               =========     =========     ===========     ==========

     See accompanying Notes to Condensed Consolidated Financial Statements

                      Tice Technology, Inc. and Subsidiary
                Condensed Consolidated Statements of Cash Flows
                -----------------------------------------------

                                                              Nine months ended
                                                          December 31,  December 31,
                                                           1997               1996
                                                                 (unaudited)

Net cash used by operating activities                     $(319,078)      $(255,533)
                                                          ---------       ---------

Cash flows from investing activities:
 Proceeds from sale of fixed assets                             824         824,475
 Capital expenditures                                        (6,214)         (6,473)
 Additions to patents and other assets                      (33,104)        (63,059)
                                                          ---------       ---------
   Net cash provided (used) by investing activities         (38,494)        754,943
                                                          ---------       ---------


Cash flows from financing activities:
 Net proceeds of notes payable to related parties           254,221          98,235
 Net proceeds (payments) of notes payable                    28,958        (569,934)
 Proceeds from issuance of stock and stock warrants          32,158               0
                                                          ---------       ---------

   Net cash provided (used) by financing activities         315,337        (471,699)
                                                          ---------       ---------

   Net increase (decrease) in cash and cash equivalents     (42,235)         27,711

Cash and cash equivalents, beginning of period               69,393           2,822
                                                          ---------       ---------

Cash and cash equivalents, end of period                  $  27,158       $  30,533
                                                          =========       =========


     Non-cash investing and financing activities; during the nine months ended December 31, 1997, $265,680 of debt was converted into common stock.

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

     The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of December 31, 1997; the results of its operations for the three month periods and nine month periods ended December 31, 1997 and 1996; and its cash flows for the nine month periods ended December 31, 1997 and 1996. All such adjustments are of a normal recurring nature.

2.   Results of Operations

     The results of operations for the three month periods and nine month periods ended December 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the respective full years.

3.   Inventory

     Inventory consists of the following:

                                          December 31,        March 31,
                                              1997              1997
                                          ------------        ---------

         Raw Materials                     $ 363,208          $ 306,920
         Work In Process                      66,693            124,810
         Finished Goods                       48,123             55,873
                                           ---------          ---------

                                             478,024            487,603
         Reserve for Obsolescence           (120,000)          (120,000)
                                           ---------          ---------

         Inventory, net                    $ 358,024          $ 367,603
                                           =========          =========


4.   Recapitalization

     The Company's registration statement became effective on August 1, 1997. At that time, TTI acquired all of the issued and outstanding stock of TES including 750 shares outstanding at March 31, 1997 and 30 shares issued in connection with the exercise of warrants subsequent to March 31, 1997, from the shareholders of TES in exchange for 5,450,220 Common Shares and 750,000 Class B Common Shares. In addition, Monogenesis Corporation purchased 300,000 Common Shares and 1,000,000 warrants to purchase Common Shares at par value ($.01). A portion of the shares and warrants has been distributed to Monogenesis shareholders. Each warrant entitles the holder to purchase one Common Share of TTI at an exercise price of $8.00. As of December 31, 1997 400 Common Shares had been issued upon the exercise of 400 warrants. In addition, TTI issued 88,560 Common Shares at a conversion price of $3.00 per share to holders of $265,680 of TES convertible debt. Also options to purchase 43,750 common shares were granted to employees of TES on August 1, 1997 at an exercise price of $1.00 per share. As of December 31, 1997 15,958 Common Shares had been issued upon the exercise of employee stock options. Additional 11,000 options for Common Shares are expected to be granted to employees of TES within the next 90 days. Based upon an initial share value of $3.50, the conversion of debt, the issuances to Monogenesis and the granting of the 43,750 options, TTI incurred interest charges of $44,280, offering expenses of $1,047,000 and compensation expense of $109,375 during the nine months ended December 31, 1997. Additional compensation expense may be incurred depending upon the market value in effect at such time when the remaining options are granted.

     In accordance with Statement of Financial Accounting Standard No. 123 (SFAS
     123), the Company will record all stock based compensation awarded to vendors at the fair value of the services received. As permitted by SFAS 123, the Company applies APB Opinion 25 (APB 25) and related interpretations in accounting for any stock based compensation awarded to employees or outside directors.

5.   Income per Share

     Effective December 31, 1997, the Company adopted SFAS 128, Earnings Per Share. Under SFAS 128, basic and diluted income (loss) per share were $(0.02) and $(0.01) for the respective three month periods ended December 31, 1997 and 1996 and $(0.27) and $0.03 for the respective nine month periods ended December 31, 1997 and 1996. Basic income (loss) per share were computed by dividing net income (loss) applicable to common stock by the weighted average common shares outstanding during each period. Diluted income (loss) per share were computed by dividing net income (loss) applicable to common stock plus the effect of assumed conversion of debt by weighted average common shares outstanding plus dilutive potential common shares. Potential common shares are not included in the computation of diluted per share amounts in periods when the Company reports a loss. Basic and diluted income (loss) per share are the same for both classes of TTI common stock (thus they are not presented separately) because both have noncumlative dividend rights of which none were available for distribution under the terms of the Certificate of Incorporation. Due to the Company's recapitalization in August 1997, all common share and per share amounts in the accompanying financial statements have been restated. Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:

                                         For the three months              For the nine months
                                          ended December 31,                ended December 31,
                                        1997              1996           1997               1996
Income (loss)
 Basic:
  Income (loss) available to            $ (127,701)       $  (85,779)    $(1,720,231)       $  152,745
   common stockholders

 Effect of dilutive securities:
  Convertible debt                      $        0        $        0     $         0        $    7,000

 Diluted:
  Income (loss) available to common     $ (127,701)          (85,779)    $(1,720,231)       $  159,745
   stockholders + assumed conversions   ==========        ==========     ===========        ==========


Shares
 Basic:
  Weighted average common shares         6,605,918         5,962,500       6,316,319         5,962,500
   outstanding

 Effect of dilutive securities:
  Convertible debt                               0                 0               0            42,171
  Warrants                                       0                 0               0           170,357
                                        ----------        ----------     -----------        ----------

 Diluted:
  Weighted average common shares         6,605,918         5,962,500       6,316,319         6,175,028
   outstanding + assumed conversion     ==========        ==========     ===========        ==========


6.   Effect of New Accounting Pronouncements

     In February 1997, the FASB issued Statement of Financial Accounting Standards (SFAS) 129, Disclosure of Information About Capital Structure, which is effective for periods ending after December 15, 1997.

     In June 1997, the FASB issued SFAS 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. Additionally, in June 1997, the FASB issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information, which is also effective for fiscal years beginning after December 15, 1997. The Company expects that SFAS 129 and 130 will have no material impact on the financial statements of the Company. SFAS 131, which relates to additional disclosures regarding business segments, will have no impact on the Company.

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

     Since 1964, TES has been developing products, which provide technical solutions to problems relating to the manufacturing process of various companies with a primary concentration in the sewing industry. TES designs, manufacturers, assembles and markets its products directly to existing customers as well as through its dealer network. Ninety-five percent (95%) of TES's customers are repeat customers with much of its product line having been produced to address the problems of a particular customer. TES generally retains the right to market the resulting equipment to other customers with similar requests. TES also obtains patents on a majority of its products and licenses its technology on a non-exclusive basis to customers who want to manufacture various products using the technology developed and patented by TES.

     TTI was formed on June 21, 1996, to acquire and hold all of the issued and outstanding stock of TES. When TTI's registration statement became effective on August 1, 1997, all the TES shares were exchanged for shares of TTI. TTI's only activity through August 1, 1997 was in conjunction with the incorporation and registration process.

Results of Operations

     The Company's revenues historically have been generated primarily from the sales of its products and services, with service revenues representing less than 1% of such revenues. Since TES obtained a patent on its electronic gearing technology in 1995 and in 1997 began licensing the non-exclusive rights to manufacture equipment using the technology to other manufacturers, TES has begun receiving license fees and royalties. The nine months of fiscal 1998 ending December 31, 1997 reflect the receipt of revenues from license fees and royalties, as compared to the nine months ended December 31, 1996 which had no license fee or royalty revenues. Management expects that during the next two years license fee revenue will become a larger portion of total revenues for the Company. The principal reason for the expected growth in this area is the anticipation of additional earnings under the license agreement currently in place with Brother Industries, Ltd. of Nagoya, Japan as well as expected successful results of current negotiations with other manufacturers to enter into additional license agreements.

     The Company's product sales and service revenues have previously been largely attributable to sales to three primary customers. Two of these customers represented 72.0% of product sales revenues in the first nine months of fiscal 1997, whereas the first nine months of fiscal 1998 reflected three primary customers which represented a total of 70.4% of product sales revenues for the period. The lower percentage being distributed among these primary customers is a direct reflection on the Company's concentration on its international sales efforts. One of the Company's distributors in Mexico has become a primary customer representing 20.8% of product sales for the first nine months of fiscal 1998. Although international sales as a whole have increased from 3.6% in the first nine months of fiscal 1997 to 24.3% in the first nine months of fiscal 1998, there are no gains or losses included in operations related to foreign currency exchanges due to the terms of international sales which require payment in U.S. currency.

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in the Company's condensed consolidated statements of operations.

                                                 Percentage of Total Revenues
                                       Three Months Ended         Nine Months Ended
                                           December 31,              December 31,
                                        1997        1996          1997        1996
Operating revenues:
 Sales and service revenues             67.9%       100.0%        67.1%       100.0%
 License fees                            0.0%         0.0%        22.5%         0.0%
 Royalty fees                           32.1%         0.0%        10.4%         0.0%
                                      ------       ------       ------        -----
  Total operating revenues             100.0%       100.0%       100.0%       100.0%

Operating expenses:
 Cost of revenues                       53.6%        63.4%        55.5%        61.8%
 Research and development               18.7%         9.7%        13.2%         9.3%
 Selling, general and administrative    64.6%        64.9%       178.7%        59.4%
                                      ------       ------       ------        -----
  Total operating expenses             136.9%       138.0%       247.4%       130.5%

Operating loss                         (36.9%)      (38.0%)     (147.4%)      (30.5%)

Other income (expense):
 Rental income                           0.0%         0.0%         0.0%         3.1%
 Rental expense                          0.0%        (0.7%)        0.0%        (2.1%)
 Interest expense - related parties     (1.5%)       (2.4%)       (3.5%)       (1.3%)
 Interest expense                       (1.5%)       (3.0%)       (3.5%)       (7.4%)
 Other income                            0.0%         0.8%         0.2%         0.4%
 Gain on sale of fixed assets            0.0%         8.9%         0.0%        55.7%
                                       -----       ------        ------        ----
  Total other income (expense)          (3.0%)        3.6%        (6.8%)       48.4%
                                       -----       ------        ------        ----

Income (loss) before income taxes      (39.9%)      (34.4%)     (154.2%)       17.9%
Provision (benefit) for income taxes     0.0%       (10.4%)        0.4%         0.9%
                                       -----       ------       ------         ----
Net income (loss)                      (39.9%)      (24.0%)     (154.6%)       17.0%
                                       =====       ======       ======         ====

Three Months Ended December 31, 1997 and December 31, 1996

     Total Revenues. Total revenues for the third quarter of fiscal 1998 which ended December 31, 1997 decreased by 10.4% to $319,883 from $356,868 for the same three month period in the previous year. The third quarter of fiscal 1998 reflected royalty revenues, which represented 32.1% of total revenues, which amounted to $102,664 whereas the same period of the prior year had no royalty income. The 1998 royalties reported are based on royalties due from Brother Industries Ltd. of Nagoya, Japan for products incorporating the patented electronic gearing technology and know-how they manufacture under license from Tice. Royalty revenues helped offset a reduction in product sales and service revenues that were down 39.1% for the three-month period of fiscal 1998 as compared to the same period of the previous year. This reduction was due to a delay in shipping single needle belt loop machines until the fourth quarter of fiscal 1998 amounting to approximately $100,000 as well as the reduction of sales of automatic J-tackers. The delay in shipping was due to modifications to the machines to allow the customer to sew a wider than normal belt loop. This engineering modification has been completed and the machines are scheduled for shipment during the fourth quarter of fiscal 1998. The J-tackers represented $116,000 in product sales in the third quarter of fiscal 1997 as compared to $15,000 in the third quarter of fiscal 1998. Sales of the label loader/folders and belt loop machines represented 25.5% and 30.1%, respectively, of total product sales revenue for the third quarter of fiscal 1998 as compared to sales of the automatic J-tackers and label loader/folders which represented 32.4% and 22.1%, respectively, of total revenues for the same period of the previous year. Remaining product sales in both periods were generated from a mix of the Company's other traditional products. The timing of sales of a particular product from period to period may fluctuate greatly depending on customer needs. Typically a customer will replace or upgrade a particular piece of equipment throughout one plant in one quarter as their budget permits and therefore product sales broken down by item by period is not necessarily indicative of the total sales volume of that item for the year.

     Cost of Revenues. Cost of revenues as a percentage of sales decreased 9.8% to 53.6% of sales for the third quarter of fiscal 1998 as compared to 63.4% of sales for the third quarter of fiscal 1997. This decrease in cost of revenues is a result of the recording of royalty revenue in the third quarter of the 1998 fiscal year which had no associated cost. The royalty revenue helped to offset increases in direct labor and related benefits as well as increased overhead applied relating to increases in rent expenses incurred during the 1998 period.

     Research and Development. Research and development costs increased by 72.1% to $59,975 in the third quarter of fiscal 1998 from $34,843 in the third quarter of fiscal 1997 due to increased salaries and benefits relating to engineering as well as increases in officers' salaries and increased R&D inventory. As the demand for the Tice electronic gearing technology grows, the Company is making preparations to meet the existing and expected future demand by increasing engineering personnel. The research and development department also works to develop products for the Company's standard product line, which use conventional technology.

     Selling, General and Administrative. Selling, general and administrative ("SG&A") expense decreased 10.8% from $231,575 in the third quarter of fiscal 1997 to $206,568 in the third quarter of fiscal 1998. The decrease resulted from the lack of expenses related to the registration of TTI stock in the 1998 period. The Company had incurred $32,000 of such expenses in the 1997 period. Salary and related benefits decreased 21.3%, approximately $30,000, in the third quarter of fiscal 1998 as compared to the same period in fiscal 1997. Although sales and service salaries increased as the result of the addition of a national sales manager, this was offset as more officer salaries were allocated to research and development reflecting the additional time devoted to that area.

     Operating Loss. The operating loss decreased from a loss of $135,608 in the third quarter of fiscal 1997 to an operating loss of $118,202 in the third quarter of fiscal 1998. This decrease was the direct result of the recording of royalty revenues in the third quarter of fiscal 1998 which had no cost associated to it. This revenue helped to offset losses that resulted from the lower sales revenue generated in the third quarter of fiscal 1998 as well as increased expenditures for research and development. Management recognizes that expenses will continue to increase as the Company continues to hire additional personnel to facilitate the design and manufacture of equipment.

     Interest Expense and Interest Expense - Related Parties. Interest expense and interest expense - related parties decreased from $19,429 in the third quarter of fiscal 1997 to $9,657 in the fiscal 1998 period primarily due to the conversion of a substantial portion of debt to stock upon the effective date of the Company's registration statement.

     Income Taxes. The Company's effective tax rate was 0% in the 1998 period as compared to (23%) in the 1997 period principally due to significant permanent differences related to non-deductible registration expenses incurred in fiscal 1998 and the recording of a valuation allowance.

Nine Months Ended December 31, 1997 and December 31, 1996

     Total Revenues. Total revenues increased 23.8% in the first nine months of fiscal 1998 to $1,112,073 from $898,367 in the first nine months of the prior year. This increase resulted from license fees and royalties totaling $365,572 from the non-exclusive license agreement with Brother Industries, Ltd. The license fee income represented the initial fee due from Brother upon the sale of the second class of machine under the agreement, the multi-head embroidery machine. Royalties are based on sales of all machines under license using the electronic gearing technology and know-how, and are due on a semi-annual basis reported July and January each year. Sales of equipment utilizing Tice electronic gearing technology by the Company's licensee, Brother Industries Ltd. of Nagoya, Japan as reported for the six month period ending December 31, 1997, resulted in an approximate 700% increase in sales over that of the six month period ending June 30, 1997. Product sales decreased 17.0% from the 1997 period to the 1998 period. The offsetting decrease in sales and service revenues was partially attributed to delays in machine shipments scheduled for the third quarter of fiscal 1998 totaling approximately $100,000. This delay was due to machine modifications that have since been completed, and shipments have been scheduled in the fourth quarter of fiscal 1998. The Company is continually updating its products to meet customer needs and adding to its existing product line to remain competitive which is evidenced by 95% of TES's customers being repeat customers. The leading sales items for both periods were the label loader/folders. Sales volume of a particular product can vary greatly from quarter to quarter as customers update or replace equipment depending on their needs and budget requirements. In the fiscal 1998 period sales of the label loader/folders, single needle belt loop machines, and ergonomic stands represented 25%, 23.7%, and 15.0%, respectively, of product sales revenue as compared to sales of the label loader/folders and automatic J-tackers which represented 37.7% and 20.0%, respectively, of product sales revenue for the 1997 period. All of these items are from TES's standard product line. Remaining product sales for both periods were from sales of a variety of other products and replacement parts in TES's standard product line.

     Cost of Revenues. Cost of revenues increased 11.1% from $555,162 in the 1997 fiscal period to $617,240 in the 1998 fiscal period. This increase was primarily due to increases in direct labor and overhead applied. Cost of direct labor increased 22.9% as a result of increases in salary and related benefits beginning in the fourth quarter of fiscal 1997. Total overhead applied increased 51.7% from $93,198 in the 1997 period to $141,373 in the 1998 period as a result of: (i) increases in salary and related benefits expenses beginning in the fourth quarter of fiscal 1997; and (ii) rent expenses which were not incurred until the third quarter of fiscal 1997 as the Company owned the facility it currently occupies until September 1996.

     Research and Development. Research and development ("R&D") costs increased by 75.5% to $147,298 in the first nine months of fiscal 1998 from $83,932 in the first nine months of fiscal 1997 due to increased salaries and benefits relating to engineering as well as the allocated portion of officers' salaries and increases in material purchases for R&D inventory. As the demand for the Tice electronic gearing technology is growing, TES is making preparations to meet the existing and expected future demands by increasing engineering personnel. The research and development department also works to develop products to add to TES's standard product line, which do not use the electronic gearing technology.

     Selling, General and Administrative. SG&A expense increased approximately $1,454,000 or 272.3% to $1,987,251 in the first nine months of fiscal 1998 from $533,745 in the first nine months of fiscal 1997. This increase was primarily the result of recording $1,431,997 in the 1998 period to reflect the non-recurring expenses relating to the registration process, stock distribution and implementation of a stockholder relations program; whereas the 1997 period reflected only $95,260 in non-recurring expenses relating to the registration process. The remaining SG&A expense for the fiscal 1998 period represent a 26.6% increase over the 1997 period. This increase was primarily the result of increases in salary and related benefits and legal and accounting expenses although they were somewhat offset by decreases in airplane expense during the 1998 fiscal period. Salary and related expenses increased 20.2% in the first nine months of fiscal 1998 over the same 1997 period as a result of increases in salaries and related benefits in the fourth quarter of the 1997 period, and expenses related to recruiting additional personnel during the first nine months of the 1998 fiscal year. Legal and accounting expenses increased $61,017 from $5,471 in the fiscal 1997 period to $66,488 in the fiscal 1998 period. The increase in the 1998 fiscal period was due to an increase in fees related to the fiscal 1997 annual audit performed in the first quarter of fiscal 1998 as well as fees relating to legal and accounting services associated with quarterly reporting requirements. Reductions in airplane expenses from $21,266 in the fiscal 1997 period to $5,466 in the fiscal 1998 period helped offset other increases in SG&A expense as the Company adapted more of its travel needs to commercial airlines as opposed to charter aircraft. Travel and related expenses increased 30% from $28,696 in the 1997 fiscal period to $30,307 in the 1998 period as a result of the extended trip length that is inherent with most commercial travel arrangements.

     Operating Loss. The operating loss increased from $274,472 in the first nine months of fiscal 1997 to $1,639,716 in the first nine months of fiscal 1998. This loss resulted primarily from the expenses incurred upon the effective date of the registration of TTI stock in the second quarter of fiscal 1998.

     Interest Expense and Interest Expense-Related Parties. Interest expense and interest expense-related parties decreased slightly from $77,912 in the 1997 period to $77,840 in the 1998 period. Interest expense increased $44,280 in the 1998 fiscal period as a result of a non-cash interest charge of $44,280 upon the effective date of the Company's registration statement, but was offset by substantial repayments of outstanding indebtedness.

     Gain on Sale of Fixed Assets. Gain on sale of fixed assets during the first nine months of fiscal 1997 resulted from the sale of the rental property during that period. There have been no significant fixed asset sales in fiscal 1998.

     Income Taxes. The Company's effective tax rate was 0.3% in the 1998 period as compared to 5.0% in the 1997 period principally due to significant permanent differences related to non-deductible registration expenses and the recording of a valuation allowance.

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

     Net cash used by operating activities was $319,078 in the nine-month period ended December 31, 1997 and net cash used by operating activities was $255,533 in the same period of the previous year. The primary cause for the change was increases and decreases in working capital items.

     Net cash used by investing activities was $38,494 in the 1998 period and net cash provided by investing activities was $754,943 in the 1997 period. Primary use of funds was related to capital expenditures, patents and notes receivable. Capital expenditures totaled approximately $6,200 in the 1998 period and $6,500 in the 1997 period. Capital expenditures are expected to increase over the next two years during which time the Company expects to move from its existing facility. See "Future Operations." The primary source of funds in the 1997 period was proceeds from the sale of fixed assets.

     Net cash provided by financing activities was $315,337 in the 1998 period and net cash used by financing activities was $471,699 in the 1997 period. The cash provided by financing activities in the 1998 period was related primarily to proceeds from issuance of stock and notes payable issued to related parties. The cash used by financing activities in the 1997 period was related to payments on notes payable to related parties and the repayment of a substantial portion of debt upon the sale of the shopping center.

     The Company's principal commitments at December 31, 1997 consisted primarily of notes payable to related parties as well as other notes payable. The Company used the proceeds of these notes to provide working capital for operations and for the continuing development of the electronic gearing technology as well as to fund the costs of license and royalty agreement negotiations and registration of securities of TTI. Several of these notes were extended to retain working capital. On August 1, 1997, the effective date of the registration statement, $145,770 of notes payable to related parties and $119,910 of notes payable were converted to 88,560 Common Shares of TTI at $3.00 per share. Remaining notes payable, with interest rates ranging from 10% to prime plus 1% are due in fiscal 1998. The company plans to extend the remaining related party notes payable if working capital is not sufficient to repay the loans. Due to the continuing demand for the new technology, management is actively seeking up to a $2,000,000 line of credit to provide funds for the tooling, inventory, and additional personnel needed to meet the industry's demands for the new technology. There are no significant restrictive covenants relating to the existing notes payable, although several of the notes are personally guaranteed by the President of the Company.

Effect of Recently Issued Accounting Standards

     In February 1997, the FASB issued Statement of Financial Accounting Standards (SFAS) 129, Disclosure of Information About Capital Structure, which is effective for periods ending after December 15, 1997. In June 1997, the FASB issued SFAS 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. Additionally, in June 1997, the FASB issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information, which is also effective for fiscal years beginning after December 15, 1997. The Company expects that SFAS 129 and 130 will have no material impact on the financial statements of the Company. SFAS 131, which relates to additional disclosures regarding business segments, will have no impact on the Company.

Future Operations

     To provide for continued growth, the Company requires a new facility for which it has completed plans over the past several months. Estimated costs of building the facility are $1,600,000. The Company owns undeveloped land upon which the facility could be built; however, after careful consideration, management has decided that the undeveloped property, known as "Tice Corporate Park," is not adequate for additional future expansion, which may be required within the next three to five years. Having recognized that expansion may be necessary, management has decided to sell the property it currently owns. Several other parcels of land are being considered for the new facility. The location under primary consideration has better access to the interstate system and provides considerable tax advantages to the Company. The Company anticipates that the relocation will delay completion of the facility until the fall of 1998, but the benefits are expected to outweigh the inconvenience in many respects as the Company should have ample room for long term growth. The cost of the land and facility is expected to be funded through a combination of cash received from the sale of the current property, cash flows from operations and proceeds from notes payable to be incurred.

     Management believes that its traditional products will continue to generate sales revenue and that TES will continue to solve other problems for customers as they arise in their manufacturing processes. In addition, management believes that there is a great demand for products incorporating the electronic gearing technology and is designing various machines using the new technology including a multi-head button hole machine, a multi-head button sewing machine, a felling machine, a single needle plain sewer and a heavy duty spinning machine. In the December 1997 issue of the BOBBIN trade magazine, Mr. Bernie Caplan, senior vice-president of industrial products for Brother International Corporation, is quoted as saying, "In sewing, our strongest products have been electronic double-needle tackers." He also said, "There will be more growth in offshore markets, and I think we'll have substantial growth in embroidery in North America." Both of these machines use Tice electronic gearing technology and know-how. The success of the electronic gearing technology is evidenced by the approximately 795% increase in royalties in the past six months as compared to the previous six months. In addition to revenues, which may be generated from the sale of products using the new technology, TES also expects to continue to develop additional license and royalty agreements with its customers and is currently in both formal and informal negotiations in this regard. While TES has signed one such agreement, management believes that other sewing machine manufacturers will license the technology to remain competitive with the initial licensee. Management intends to use these funds to market its traditional product line and to expand operations to ensure that all orders for the new technology are efficiently filled.

     As of December 31, 1997, TES had backlog orders it believes to be firm totaling approximately $179,000 for equipment using traditional technology. This backlog of orders is expected to be completed by March 1998. In addition, TES has received indications of interest for additional orders totaling approximately $750,000 relating to products using the new electronic gearing technology upon completion of production models and for equipment using traditional technology. There is no assurance that these indications of interest will become firm orders.

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

                          PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.

     TTI's registration statement became effective on August 1, 1997 (SEC file number 333-11591). Under the registration statement, TTI registered 300,000 Common Shares and 1,000,000 Common Stock Purchase Warrants (the "Warrants") which were sold to Monogenesis Corporation ("Monogenesis") for a total of $13,000. Monogenesis, as statutory underwriter, distributed 125 shares and 400 Warrants to each of its shareholders for each share of stock of Monogenesis held by them. Monogenesis retained 44,375 Common Shares and 182,000 Warrants. TTI also registered 1,541,407 Common Shares for shareholders of TTI, 54,750 Common Shares underlying employee stock options, 88,560 Common Shares issued in satisfaction of $255,187 in principal of notes and a portion of the interest on such notes and the 1,000,000 Common Shares underlying the Warrants. Each Warrant entitles the holders to purchase one Common Share for $8.00 for 24 months.

     All of the shares and Warrants to be distributed by Monogenesis have been distributed. The selling shareholders may sell their shares from time to time at market price or in negotiated or other transactions. TTI believes that selling shareholders that own over 5%of TTI's Common Shares have sold 42,450 Common Shares under the registration statement during the third quarter of fiscal 1998.

     Since August 1, 1997, the effective date of the registration statement, and prior to December 31, 1997, TTI has incurred for its account in connection with the issuance and distribution of the securities registered the following amounts:

                            Direct or Indirect Payments
                          to Directors, Officers, Holders
                            of 10% of Any Class of Stock       Direct or Indirect
                               or Affiliates of TTI            Payments to Others
                          -------------------------------      ------------------
Underwriting Discounts
 or Commissions                         0                           $     (1)
Finders' Fees                           0                                  0
Underwriter's Expenses                  0                                  0
Other Expenses                          0                            175,940
                                       --                           --------

   Total Expenses                      $0                           $175,940 (1)

(1) TTI recorded $1,047,000 in expenses and in additional paid in capital based upon the estimated fair value of the 300,000 Common Shares issued to Monogenesis less the $0.01 per share price it paid for the shares. The estimated fair value of the shares retained by Monogenesis at the time was $155,313.

     During the third quarter of fiscal year 1998, TTI has received proceeds of $3,200 upon the exercise of 400 Warrants and $15,958 upon the exercise of employee stock options to purchase 15,958 Common Shares.

     There were no net offering proceeds to TTI since there were no significant offering proceeds ($255,187 in reduction of debt, $13,000 cash to purchase the securities to be distributed and $19,158 from exercise of Warrants and options), nor were there intended to be any significant proceeds. The registration statement primarily related to a distribution of shares and warrants as a dividend and not to a traditional sale of securities.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits Index

                                                                 Exhibit      Page
                                                              Table Number   Number
                                                              -------------  ------
I.  Plan of Acquisition, Reorganization, Arrangement,                    2
    Liquidation or Succession

    (i) Stock Purchase Agreement and Plan of                                    +
        Reorganization (including all schedules)

II.  Articles of Incorporation and Bylaws                                3

     (i)  Certificate of Incorporation of Tice Technology,              (i)     +
          Inc.

     (ii) Bylaws of Tice Technology, Inc.                              (ii)     +

III. Instruments Defining Rights of Security Holders                     4

     (i)  Common Stock Purchase Warrant Agreement                               *
          Between Tice Technology, Inc. and Warrant Agent

IV. Material Contracts                                                  10

     (i)  Agreement Between Tice Technology, Inc. and                           *
          Transfer Agent

                                                                 Exhibit      Page
                                                              Table Number   Number
                                                              -------------  ------
V. Financial Data Schedule                                          27         20

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

                              Tice Technology, Inc.


                              By:   /s/ William A. Tice
                                    ------------------------------
                                    William A. Tice, President

                              Date: February 12, 1998
                                    ------------------------------

                              By:   /s/ Karen A. Walton
                                    ------------------------------
                                    Karen A. Walton,
                                    Chief Financial Officer

                              Date: February 12, 1998
                                    ------------------------------