Form 10-K
period 1998-03-31
TICE TECHNOLOGY INC
filed 1998-07-15
CIK 1020676

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
     ___________.

Commission file number 333-11591

                             Tice Technology, Inc.
            (Exact Name of Registrant as Specified in Its Charter)

        Delaware                                         62-1647888
(State of Incorporation)                     (IRS Employer Identification No.)

                           6711 Maynardville Highway
                          Knoxville, Tennessee  37918
                   (Address of Principal Executive Offices)

                                (423) 425-9501
             (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
Title of Each Class                                      on Which Registered
-------------------                                    ----------------------
        None                                                    None


         Securities registered pursuant to Section 12(g) of this Act:

                   Common Shares, $0.01 per value per share
                        Common Stock Purchase Warrants

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.                     Yes __X__ No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                   [ ]

     The aggregate market value, as of June 30, 1998 (based upon the average bid and asked prices on such date) of the voting and non-voting common equity held by non-affiliates of the registrant was $1,641,684.

     The number of shares outstanding of each class of the registrant's common stock as of June 30, 1998 was: 5,919,889 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

                                 TABLE OF CONTENTS

                                                                            PAGE
PART I

  Item 1.   Business........................................................  1
  Item 2.   Properties...................................................... 11
  Item 3.   Legal Proceedings............................................... 12
  Item 4.   Submission of Matters to Vote of Security Holders............... 12

PART II

  Item 5.   Market For Registrant's Common Equity And Related Stockholder
            Matters......................................................... 12
  Item 6.   Selected Financial Data......................................... 13
  Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations........................................... 15
  Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...... 23
  Item 8.   Financial Statements and Supplementary Data..................... 23
  Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosures........................................... 43

PART III

  Item 10.  Directors and Executive Officers of the Registrant.............. 43
  Item 11.  Executive Compensation.......................................... 44
  Item 12.  Security Ownership of Certain Beneficial Owners and Management.. 45
  Item 13.  Certain Relationships and Related Transactions.................. 46

PART IV

  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. 47

Signatures.................................................................. 48

                                     PART I

Item 1.  Business.

The Company

     Tice Technology, Inc. ("TTI" and, together with its subsidiary, the "Company") is a holding company which was formed on June 21, 1996 by Tice Engineering & Sales, Inc. ("TES") and Monogenesis Corporation, a closed-end investment company ("Monogenesis"), to acquire and hold the issued and outstanding stock of TES. On August 1, 1997, TTI acquired all of the issued and outstanding TES stock in exchange for 5,450,220 of its Common Shares and 750,000 of its Class B Common Shares. TTI also issued 300,000 Common Shares and 1,000,000 Common Stock Purchase Warrants (the "Warrants") for $.01 each to Monogenesis, most of which were distributed to Monogenesis' shareholders. This established TTI's shareholder base of approximately 1,200 institutional investors. TTI also issued 88,560 Common Shares in satisfaction of certain of TES's debts. Upon completion of the exchange, TES became a wholly owned subsidiary of TTI.

     TTI has one wholly owned operating subsidiary, TES. TES was incorporated in 1973 and is an engineering firm which provides engineering and technical solutions, generally through the development or enhancement of equipment, for the apparel industry. TES researches, designs, develops, tests, manufactures, and markets specialized high technology, garment production line stitching machines and related equipment. During manufacture and assembly, the arrangement of component parts of a tice(R) product are configured to meet the purchaser's special production line application requirements. Accordingly, most of TES's products are made-to-order pursuant to customer specifications as indicated on purchase orders received from customers. Generally, a potential customer outlines a need or problem relating to its manufacturing process, TES reviews the need as it would apply to the industry as a whole and estimates the cost to provide the product or service. Once manufactured for the initial customer, TES retrofits the unit to fit specifications for other customers that would also benefit from the new TES product that lessens or solves the problem encountered in their same manufacturing process. TES obtains patents on many of its products which, when patented, it licenses to other manufacturers to produce or contract manufactures for its own customers. TES generally retains the rights to the design of all products it designs and manufactures.

     Prior to October 1996, 95% of TES's revenues were derived from the sale of products designed and manufactured by TES and further described below. See "Business -- Products". The remaining revenues were derived from rents received from real property owned by TES and some consulting fees. TES sold the rental real estate on September 30, 1996. The consulting fees are very minor as independent revenues; traditionally these fees are encompassed in the design and manufacture of TES's products for a particular customer. In January 1997, TES granted a major sewing machine manufacturer, Brother Industries, Ltd. of Nagoya, Japan, a nonexclusive license to make, assemble, use and sell products incorporating TES's patented electronic gearing technology and know-how. Since that time approximately 18% of TES's revenues are derived from license fees and in June 1997 TES began receiving income from royalties on sales of machines produced under the license. Royalty income represented 15% of TES's revenues for the year ending March 31, 1998. TES also manufactures replacement parts for its products and a few minor attachments and provides consulting services at hourly rates.

     During the past five years, in addition to marketing and selling the conventional product line that it has sold for some time, TES has spent considerable time developing new technology and obtained three patents, two in 1994 and one in 1995. The bulk of the research efforts since 1993 have been centered on the electronic gearing technology. This technology was initially developed for the double needle belt loop machine and, by using a computer and servo motors, eliminates approximately 90% of the mechanical parts as well as certain other technical problems associated with the machine.

     TES's success is dependent on its ability to provide solutions to the sewing industry (and, to a certain extent, some other industries) through its existing products or by developing new or enhanced products. TES believes the electronic gearing technology has application to many other types of machines including machines used in industries other than the sewing industry, such as the automotive industry. To date, in addition to the double needle belt loop machine, TES has built "proof of concept" models of the multi-head buttonhole machine, the plain lock stitch sewing machine and the heavy-duty ring spinning machine. TES is now in the pre-production stage of the lap seam felling machine which uses the technology and is being developed under a joint-development agreement with a major denim manufacturer. See "Business -- Research and Development".

     The Company believes that the income received from license fees and royalties will become a larger portion of total revenues for the Company. This belief is based on forecasts of increased sales of the equipment produced under license in the December 1997 Bobbin magazine as well as anticipated successful results of current negotiations with other manufacturers to enter into additional license agreements. The Company also anticipates increased sales revenues in the current fiscal year upon completion of the lap seam felling machine and startup of production of this machine under the joint development agreement described in the section labeled Research and Development.

Products

Standard Products

     TES sells various products mainly to the sewn products industry. Many of its products are covered by patents which generally provide protection for seventeen years from date of issue. TES's basic products include:

1) Twin Needle Belt-Loop Sewing Machine -- Patent #5,458,075 issued October 17, 1995.

2) Ergonomic Stands (pneumatic and electronic) -- Patent #5,313,893 issued May 24, 1994.

3)   Single Needle Belt Loop Machines -- Prior patents, if any have expired.

4)   Button Hole Indexers -- Prior patents, if any have expired.

5)   Takeaway Mechanisms -- Patent #5,303,910 issued April 19, 1994.

6) Indexing Stackers -- (incorporates takeaway Mechanism covered under patent #5,303,910).

7) Label Loader/Folders -- Patent #4,677,923 and #4,979,934 issued July 7, 1987 and December 25, 1990 respectively.

8)   Automatic "J" Tackers -- Prior patents, if any have expired.

9)   Belt-Loop Winders -- No patents exist on this product.

10)  Needle Positioners -- Prior patents have expired.

11)  Pocket Creasers -- No patents exist on this product.

12) Pneumatic Circuit Boards -- No patents exist on this product although the circuit boards created were copyrighted from 1976 to 1986.

13)  Air Operated Clamp Lifts -- Prior patents have expired.

14) Electronic Gearing Components for Sewing Machines -- Covered by patent #5,458,075 issued on October 17, 1995.

New Product Development

     TES continues to develop new products and upgrade existing products to meet its customer's needs and to provide solutions to problems not previously addressed by other equipment manufacturers. The end result provided by TES is targeted to provide the customer with benefits such as increased production, less down-time and maintenance cost, less operator fatigue, less operator training, and increased flexibility to change equipment specifications on site. During the fiscal year ending March 31, 1998, TES introduced the following new products and product upgrades:

1) Ergonomic Stands + New Manual Pedestal Stand, MPS7, introduced. This stand, like the pneumatic and electronic stands produced by TES, allows the operator to adjust the height of the table up or down as well as the tilt angle of the tabletop. This new stand is manually adjusted by the operator using a ratcheting type handle to change the height to the desired position. The manual pedestal stand provides the customer with a lower cost solution to an ergonomic problem. This product is not covered under any patent.

2) Single Needle Belt-Loop Machines -- This product is an attachment that works with a customer's existing sewing head to automate the process of attaching belt loops. The machine feeds the belt loop out to the proper length, cuts the belt loop and folds both ends under by way of turning pins. Next the operator activation presents the pre-cut, pre-folded belt loop to the pants waistband whereupon two air-operated presser feet descend upon the folded belt loop ends, the turning pins then retract, one end of the belt loop is sewn, the unit indexes and the opposite end of the belt loop is sewn. The presser feet return to the up position, the operator moves the garment and the process is repeated. This machine is now offered with an optional KX4000 x-cut knife unit which allows the ends of the belt loop material to be cut in a "point cut" on both ends thus eliminating "dog-earing" of the belt loop ends. A new model, the JL4430, has also been introduced to accommodate the new Brother B430 programmable sewing head.

3) Label Loader/Folders -- This product is an attachment that works with either a sewing head or a plastic staple machine. The label loader/folder feeds a label from a hopper to a folding mechanism that folds the label if required. It presents the label to the sewing or staple machine, which is then activated, the label is then affixed to garments with one or more stitched tacks or staples. This product is available to accommodate either paper or leather labels of six different sizes. The product has been upgraded to accommodate two new label sizes. Label sizes can be changed on existing units with interchangeable conversion kits.

4) Automatic "J" Tackers -- This product is an attachment that works with a customer's existing sewing head. The "J" tack is a generic term for TES's unit that is designed to make one tack then shift and place a second tack automatically at a specified distance and angle from the first tack. These tacks are normally placed in positions on garments that require additional reinforcement to add strength, such as the tacks at the bottom of the fly on jeans. This product is available with conversion kits to place tacks in three angle/placement configurations. This product has been upgraded to accommodate one new angle/placement configuration. Angle/placement configurations can be changed on existing units with an interchangeable conversion kit.

5) Sports Ball Inflator -- The New SBI100 series of machines is a new product that was developed for a sporting goods manufacturer. This machine automatically inflates multiple sports balls to preset pressures simultaneously. It is currently available as one, two, and four station units.

     During the fiscal year ending March 31, 1998, sales of the Label Loader/ Folders and Single Needle Belt Loop Machines contributed 22.5% and 22.4% to product sales respectively.

Sales of Ergonomic Stands represented 12.8% of product sales revenues in the 1998 period. During fiscal year 1997, sales of the Label Loader/Folders contributed 34% to product sales revenues with sales of the folders divided between two models representing 18% and 16% respectively. Sales of the J-Tackers represented 16% of product sales revenues in the 1997 period. During fiscal year 1996, sales of the Label Loader/Folders contributed 17% to consolidated revenues with sales of the folders divided between three different models, contributing 14%, 1.6% and 1.4% respectively. Management expects that products containing the electronic gearing technology will become its dominant products over the next several years.

Patents and Trademarks

     The Company relies on a combination of patent, trade secret and trademark laws, confidentiality procedures, and contractual provisions to protect its intellectual property. TES patents many of the products it develops. See "Management's Discussion and Analysis -- Special Considerations -- Dependence on Patents and Ability to Protect Proprietary Products." TES currently has eight patents under which it is producing products and is working on designs for additional products. See "Business -- Research and Development". The patents have expiration dates ranging from 1998 to 2012. TES also sells products on which it holds patents that have expired. See "Business -- Standard Products". TES is currently working on obtaining patent protection in countries other than the U.S. on its electronic gearing technology and has applied for a second U.S. patent on the technology. In February 1998, TES announced that it received a favorable report regarding the international patents from the International Preliminary Examining Authority on the Company's electronic gearing technology. The report indicated that all 46 claims of the application met the requirements for novelty, inventive step, and industrial applicability.

     In addition to patents, the Company also holds registered trademarks on its name "Tice" as well as the name "Tice Technology" and related logo. The registration certificate for the name "Tice" was obtained from the U.S. Patent and Trademark Office in 1980 and the registration certificate for the name "Tice Technology" and related logo was obtained June 10, 1997. The registered name "Tice Technology" and related logo are required to be prominently displayed on all equipment, advertisements, and printed matter which relates to equipment produced under license from TES that incorporates TES's patented electronic gearing technology.

Research and Development

     The Company conducts an active and ongoing research, development, and engineering program that focuses on advancing the electronic gearing technology as well as improving the performance of current products, developing new products both with and without the electronic gearing technology, and expanding the electronic gearing technology to serve new markets. When a sewing manufacturer or other customer comes to TES with a production or ergonomic problem, TES will generally consult, build, and then manufacture a piece of equipment designed to eliminate or lessen production or ergonomic problems or enhance production capabilities. Once the piece of equipment has been designed and produced as required by the customer, TES generally retains rights to the design and then offers the equipment and technology to the industry as a whole. In many cases, TES obtains a patent on the process to protect its rights. TES also has the option to license other manufacturers to produce and market the product in exchange for license fees and royalties.

     Based on customer inquires and its experience in the industry, TES is in the process of designing and building a label feeding and loading attachment for woven labels. This attachment feeds the woven label from the hopper inserting it into a specially designed clamp. The operator needs only to place the garment under the clamp and engage the sewing cycle. Upon completion of the sewing cycle, the garment is removed and the process is repeated thus allowing greater accuracy in placement of hard-to-handle soft woven labels. Management is not aware of any other equipment on the market that can feed woven labels mechanically. Prior to the design by TES, woven labels had to be hand placed on the garment. Management believes that this product will expand the Company's standard product line.

     TES is also in the process of designing the following equipment which uses TES's patented electronic gearing technology:

     .  A felling machine (pre-production stage, 50% complete)

     .  A multi-head button hole machine (proof of concept model completed)

     .  A single needle plain sewer (proof of concept model completed)

     .  A multi-head button sewing machine (initial prototype development)

     . A sewing machine capable of sewing in three dimensions for use in sewing automotive air bags (project in initial design phase)

     With respect to the felling machine, TES entered into a Joint Development Agreement with a denim clothing manufacturer to develop a felling machine suitable for inseaming jeans using TES's electronic gearing technology. Under the agreement, TES retains ownership of the technology, but granted the manufacturer a nonexclusive, paid-up license to the jointly developed felling machine. The manufacturer paid TES a fee of $300,000 to develop the felling machine. In return, in addition to the license, it has the exclusive right after production of the first felling machine to purchase the resulting felling machines so long as it purchases a minimum of the lesser of TES's entire production or 249 machines during each year. The cost of each machine to the manufacturer is not to exceed $20,000 per machine. With respect to felling machines sold to any other company, the manufacturer is entitled to receive a royalty of 4% of the gross selling price until such time as it has received an amount equal to the amount paid by it to develop the product plus interest at a rate of 10% per annum. Although the denim manufacturer put a hold on the project in November 1996 due to plant reorganizations which limited its ability to take delivery of the machines, TES resumed work on the project independent of the manufacturer in

June 1997. TES currently has a first generation prototype of the felling machine in operation and has completed 50% of a pre-production model.

     TES incurred research and development expenses of $196,963, $163,204 and $208,407, respectively in fiscal years 1996, 1997 and 1998, of which the 1996 expenses were reduced by a reimbursement of $150,000 under the Joint Development Agreement. As the demand for the Tice electronic gearing technology grows, the company is making preparations to meet the existing and expected future demands by increasing engineering personnel.

Market

     TES's customers are primarily, but not exclusively, apparel manufacturers. In addition to providing products used in apparel manufacturing, TES has designed and built special equipment for Ford Motor Company, Lockheed Aerospace, Camel Tent and Awning, and California Sail and Rigging as well as a number of furniture manufacturers and medical supply companies. The Company continually strives to broaden its customer base by obtaining new customers and by increasing its business with those existing customers which have historically comprised a small percentage of the Company's revenue, as well as by developing products for industries outside of the apparel industry that would benefit from the company's technology. For example, TES is currently developing a machine incorporating the electronic gearing technology to allow three-dimensional sewing of airbags for the automotive industry.

     The Company markets its products and services worldwide with the primary concentration of sales being in North America, South America, and Europe. TES distributes its products to end users through direct technical sales persons as well as through an independent sales and distribution network of approximately 125 dealers. In addition, TES advertises in one or more of the apparel industry's international trade magazines and regularly attends apparel industry trade shows as an exhibitor to display its equipment and technology. The Company exhibited at the IMB Show in Cologne, Germany in May 1997 and at the Bobbin Show in September 1997. It also plans to exhibit at the 1998 Bobbin World Show in Atlanta, Georgia in September 1998. Several of the Company's distributors also display Tice equipment in their booths at various trade shows. Since January 1, 1998, TES's distributors have displayed Tice equipment at the following trade shows: January 1998, Expo Costura '98 in Mexico City; April 1998, National Apparel Technology Show in Montreal, Canada; May 1998, SERMAC in Buenos Aires, Argentina; and, July 1998, Textilmoda '98 in Bogota, Columbia. In October 1998, one of TES's distributors is planning to exhibit Tice equipment in their booth at the Laguna 807 show to be held in Torreon City, Mexico. All equipment manufactured by TES bears the Company's registered trademark, and applicable patent numbers. Equipment produced under a license agreement from the Company is advertised in trade publications and displayed in trade shows by the licensee with the "Tice Technology" registered logo, trademark, and patent numbers properly displayed.

     International sales increased from approximately 6% of revenues in 1997 to 24% in 1998. Management believes that this increase is the result of the Company's efforts to expand its international markets. One of its primary international distributors, Superior's of Mexico, represented 19.5% of total revenue in 1998. All export sales are paid in U.S. Funds, either in advance of shipment or with an irrevocable letter of credit, therefore, there are no gains or losses included in operations related to foreign currency exchanges. To better serve its international customers, the Company's customer service department has personnel who are fluent in German, Spanish, and Italian.

Revenue Sources

Product Revenue

     Historically, TES has primarily designed and manufactured special application equipment and attachments for denim (blue jeans) and work wear manufacturers. It also has manufactured equipment for other types of sewing manufacturers that produce drapery products; upholstery; shoes; sewn medical supplies; boat, car, and aircraft interiors; and general apparel. Currently TES receives approximately 69.3% of its annual product revenue from three primary customers, Wrangler, Inc. ("Wrangler"), Levi Strauss & Company ("Levi"), and Superior's of Mexico. Sales to Wrangler and Levi, two denim and work wear manufacturers, accounted for 31.3% and 18.5% respectively of total product revenue during the 1998 fiscal year. Sales to Superior's, an equipment distributor for the apparel industry, accounted for 19.5% of product revenue for the 1998 year. Substantially all of TES's license fee and royalty revenue to date is from one customer, Brother Industries, Ltd. ("Brother") of Nagoya, Japan. The loss of any of these customers could materially affect TES's revenues and net income. See "Management's Discussion and Analysis -- Special Considerations -- Substantial Reliance on Certain Customers". However, management believes that, as it further develops uses for the electronic gearing technology, such as the three-dimensional stitching machine for automotive airbags, TES's dependence on a few customers or segment of the sewing industry will lessen or disappear. TES is also in various stages of formal and informal negotiations with various other manufacturers of equipment for the license of the electronic gearing technology.

License and Royalty Revenue

     TES granted Brother a nonexclusive license effective as of January 1, 1997 to make, assemble, use, and sell products (consisting of up to twelve categories of industrial sewing machines) incorporating the electronic gearing technology and know-how and related additional technology which may be developed by TES. The license is granted for the term of the applicable patent. TES is also required to provide Brother with technical assistance and training. In return for the license, if certain conditions are met, in addition to royalties, TES is entitled to license fees for each category of machine developed by Brother using the technology which, if all machines are developed will total $6,000,000. TES received an initial license fee of $250,000 corresponding to the first category of machines (the electronic double-needle tacker) on February 25, 1997 and in April 1997 received a payment of $250,000 corresponding to the second category of machines (the multi-head embroidery machine). Brother has agreed to pay TES $250,000 within thirty days of the date of the first commercial shipment of a product in any of the remaining ten categories and $250,000 within sixty days of the date the aggregate net sales of products in a category equals $30,000,000. In addition, TES is entitled to a continuing royalty of 2% of net sales, 1.75% of net sales relating to additional "know-how" provided by TES to Brother and 80% of any sub-license income of Brother relating to the TES technology during the life of the patent or any continuation thereof. Brother is required to pay TES additional fees at TES published rates for technical assistance and training.

     All products produced under license from TES must prominently display the registered "Tice Technology" trademark on the equipment, service manuals, advertisements, and other related items. Brother has developed machines in two categories which it is actively advertising and promoting at trade shows and selling. Royalties on net sales of equipment sold under license were to be reported at the end of each six-month period, June and December each year, and are paid within thirty days after such report. Royalties reported in July 1997 for the period January through June 1997 totaled $12,908. Royalties reported in January 1998 for the period July 1997 through December 1997 totaled $102,664.
In February 1998, TES requested that Brother report royalties on a quarterly basis although payment would remain due on a semi-annual basis. This change in reporting requirements allowed management to reflect the amount of royalties due on each quarterly financial report. Brother complied with the requested reporting change and in April 1998 reported royalties due for the period January 1998 through March 1998 which totaled $85,947 for the three month period. Management anticipates that revenue from license fees and royalties will increase as Brother introduces more machines using the electronic gearing technology and as Brother's sales of the two existing machines increase.

Backlog

     The Company estimates that its backlog orders believed to be firm as of March 31, 1998 and 1997 were $209,000 and $200,000 respectively. The backlog on March 31, 1998 has been 50% completed. The balance of the backlog is expected to be completed by the end of July 1998. An additional $83,000 in completed orders have been recorded since the end of fiscal 1998. Backlog orders believed to be firm as of June 30, 1998 were $126,000. The Company estimates that this additional backlog will be completed by the end of September 1998.

Competition

     Management believes that all of the large Japanese and most of the other manufacturers of equipment for the apparel industry maintain research and development departments which perform research along the same lines as TES. All of these companies are much larger than TES and have much larger research and development facilities. See "Management's Discussion and Analysis -- Special Considerations -- Potential Adverse Effects of Competition". In addition, management estimates that there are four companies of approximately the same size as TES that provide similar services and products. The Company's management is also aware of two companies in Europe which perform similar services, but does not know the size of the companies.

     Like TES, most of these competitors perform research and development at a customer's request. TES has found that its competitors have designed products (none of which use the electronic gearing technology) similar to TES's Single Needle Belt loop Machine, Ergonomic Stands, and Pocket Creasers to which extent there is direct competition with these TES products. One of TES's largest competitors has licensed the patented electronic gearing technology from TES as opposed to trying to develop its own technology. Generally, the market in this industry is targeted through advertising in trade journals and attendance at trade shows such as the Bobbin Show. The principal methods of competition, in addition to technology, are price, workmanship, overall machine performance, and service offered.

Manufacturing

     TES generally manufactures all prototype products which it develops and manufactures the already developed products it offers. However, TES's general policy has been to out source manufacturing of components or manufacturing processes (such as nickel and chrome plating for the ergonomic stands) which for various reasons create environmental hazards. So far TES has found that it has generally been less expensive to outsource when the environmental compliance costs are factored in. In the event that TES were no longer able to outsource the component or process, it would most likely change the component or finishing process. TES has no current plans or perceived need to make any material capital expenditures for environmental control.

     TES's facility has the machining capabilities of sawing, milling, welding, brazing, sanding, surface grinding, drilling, tapping, threading, turning (lathe), riveting, bending, heat treating, and painting. TES maintains an assembly department which consists of eight assembly stations, each with an assortment of hand tools, electronic and air-driven power tools, vises, air supply, and electronic requirements. In addition, the assembly department has two stations designated for the assembly of electronic circuit boards and components. During manufacture and assembly and prior to shipment, each product manufactured by TES goes through a series of quality checks.

     TES maintains an in-house inventory of all parts it manufactures and approximately 80% of the components supplied by outside vendors. Approximately 25% of components of TES products are vendor supplied. TES generally uses components supplied by a number of different sources and is therefore not predominantly dependent on one supplier of any component of any of its products. In addition, with the exception of a few items such as P.L.C.s (programmable logic controller, i.e. mini computer), PC computers, electric motors and electric switches (which are available from numerous suppliers), TES has the capability of manufacturing the components used in its products. Raw materials, such as aluminum, steel, and brass, are also available from many suppliers.

Employees

     As of March 31, 1998, the Company had twenty-two full time employees. This number includes eleven hourly and eleven salary employees. The Company employs machinists, welding specialists, electronic specialists, assembly personnel, shipping and inventory personnel, clerical workers, electronic and mechanical engineers, and sales and service personnel. Approximately 70% of the Company's management have been employees of TES for at least ten years. During the past twelve months, the Company hired two additional key employees.

     Mr. Burt Grocke was hired in August 1997 to head the Company's engineering department. Mr. Grocke received his MSME and BSME from the University of Illinois in 1969 and 1966 respectively. Mr. Grocke was previously an engineering manager for Black & Decker.

     Mr. Andy Silver was hired in November 1997 as the Company's national sales manager. Mr. Silver was previously Director of Marketing for AMF Reece, a manufacturer of specialized sewing equipment and a competitor of TES. Mr. Silver has been in the industry for over twenty years, fourteen of which were with AMF Reece.

     The Company considers its relationship with its employees to be good, and none of its employees currently are represented by a union in collective bargaining with the Company.

     Due to the growing demand for the electronic gearing technology, the Company expects to increase its workforce by approximately 30% during the current fiscal year. The additional personnel will consist of engineers needed for the increased demand on the research and development department as well as assembly and production workers needed for the increased production output upon completion of the felling machine.

Item 2.  Properties.

     Tice Technology's corporate headquarters are located in Knoxville, Tennessee and are housed in the manufacturing facility leased through its subsidiary, TES. The facility consists of approximately 20,000 square feet. Of that space, the manufacturing area consists of 18,000 square feet, 2,000 of which constitute research and development operations. The remaining 2,000 square feet houses the administrative offices. The facility is located in a small retail center which was owned by TES prior to October 1996. As a condition of the sale of the center, TES remained in the center rent free through May 1997. Upon the expiration of the rent free period, TES continues to rent the manufacturing facility on a month to month basis at $6,773 per month under a verbal agreement to be renegotiated at the end of December 1998 if TES continues to occupy the space at that time.

     TES also owns approximately 5.71 acres of undeveloped land approximately one-quarter mile from the existing facility. This property was acquired for the purpose of building a 55,000 square foot manufacturing facility to replace the existing rental facility and to allow for anticipated growth needs. This facility would consist of 40,000 square feet for manufacturing and assembly and 15,000 square feet for research and development and administrative offices.

Estimated costs of building the facility are $1,600,000. However, after careful consideration, management has decided that the undeveloped property, known as "Tice Corporate Park," is not adequate for additional future expansion, which may be required within the next three to five years. Having recognized that the additional expansion may be necessary, management has decided to sell the property it currently owns. Several other parcels of land are being considered for the new facility. The location under primary consideration has better access to the interstate system and provides considerable tax advantages to the Company. Management has decided to delay the purchase of the new site until the sale of the existing property is finalized. The Company has architectural drawings of the proposed facility and, assuming sufficient capital is available, the Company plans to construct the manufacturing facility during the 1999 calendar year. The cost of the land and facility is expected to be funded through a combination of cash received from the sale of the current property, cash flows from operations and proceeds from notes payable to be incurred. See "Management's Discussion and Analysis -- Special Considerations -- Lack of Working Capital". In the event that the Company were unable to remain in its current space until its new facility is built, management believes that there is adequate space in the Knoxville area and that this would not create a problem for the Company. TES has no unusual space requirements.

Item 3.  Legal Proceedings.

     There are no material pending legal proceedings to which Tice Technology, Inc. or its subsidiaries or to which any of its properties are subject.

Item 4.  Submission of Matters to Vote of Security Holders.

     No matters were submitted to a vote of security holders of Tice Technology, Inc. during the fourth quarter of the Company's fiscal year ended March 31, 1998.

                                    PART II

Item 5.  Market For Registrant's Common Equity And Related Stockholder Matters.

     Trading of Tice Technology, Inc.'s Common Shares and Warrants is reported on the NASDAQ Electronic Bulletin Board (the "Bulletin Board") under the symbols TICE and TICEW, respectively. Reporting commenced on August 28, 1997.

     The following table reflects the high and low bid prices for the Company's Common Shares and Warrants for each quarter of its fiscal year ended March 31, 1998:

                                                  Common Stock
                        Common Shares          Purchase Warrants
                        -------------          -----------------
    1998              High        Low          High         Low

4th Quarter          $ 8.00      $ 2.00       $0.875      $0.3125
3rd Quarter          $14.00      $3.625       $ 1.00      $  0.05
2nd Quarter          $ 4.25      $ 2.50       $0.0**      $ 0.0**
1st Quarter            N/A*        N/A*       N/A***       N/A***

*    No trading during April 1998 - June 1998.
**   No trades recorded.
***  Not traded yet.

     The Company's Common Shares and Warrants were not traded during the Company's fiscal year ended March 31, 1997.

     The approximate number of holders of Common Shares of TTI as of July 7, 1998 were 1,087 (based upon the number of record holders), excluding stockholders whose Common Shares are held in nominee or street name by brokers. The approximate number of holders of Warrants as of that same date were approximately 1,067 (based upon the number of record holders), excluding holders whose Warrants are held in nominee or street name by brokers.

     The Company has not paid any dividends. In addition, TES historically has not paid dividends. It is expected that the capital requirements of the Company will prevent payment of dividends in the near future.

Item 6.  Selected Financial Data.

     The following table summarizes certain selected consolidated financial data of the Company and is qualified in its entirety by the more detailed consolidated financial statements and notes thereto appearing elsewhere herein. The data have been derived from the consolidated financial statements of the Company audited by PricewaterhouseCoopers LLP, independent public accountants. The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings per Share.

                                                          1998         1997         1996

Revenues                                              $ 1,344,231   $1,397,281   $1,242,558

Operating expenses:
  Cost of revenues                                        751,093      814,587      699,293
  Research and development (net)                          208,407      163,204       46,963
  Selling, general, and administrative                    882,161      563,223      481,876
                                                      -----------   ----------   ----------
Total operating expenses                                1,841,661    1,541,014    1,228,132

Operating income (loss)                                  (497,430)    (143,733)      14,426

Other income (expense):
  Registration expenses                                (1,278,873)    (107,687)           -
  Interest, net                                           (94,358)     (92,482)    (110,863)
  Gain on sale of fixed assets                                  -      500,363      105,593
  Other, net                                                3,218       (2,236)      10,602
                                                      -----------   ----------   ----------

Total other income (expense)                           (1,370,013)     297,958        5,332
                                                      -----------   ----------   ----------

Income (loss) before income taxes                      (1,867,443)     154,225       19,758
Income tax expense                                         47,020      112,746        4,444
                                                      -----------   ----------   ----------

Net income (loss)                                     $(1,914,463)  $   41,479   $   15,314
                                                      ===========   ==========   ==========

Income (loss) per common share
  Basic                                               $     (0.02)  $     0.01   $     0.00
                                                      ===========   ==========   ==========
  Diluted                                             $     (0.02)  $     0.01   $     0.00
                                                      ===========   ==========   ==========

Weighted average number of common shares
  Basic                                                 6,229,049    5,962,500    5,962,500
556,310ed                                               6,229,049    6,191,897    6,181,125

Consolidated Balance Sheet Data (at end of period):

Total assets                                          $ 1,102,329   $1,007,732   $1,431,106
Total long-term liabilities                               556,310            -      661,325
Stockholders' equity (deficit)                            (61,024)     183,136      141,657

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Year Ended March 31, 1998 Compared with Year Ended March 31, 1997

     Product revenues decreased approximately 22% from $1,147,281 in fiscal 1997 to $892,713 in fiscal 1998 largely due to decreased sales of Automatic J-Tackers and Label Loader/Folders. In 1998, sales of the Automatic J-Tackers and Label Loader/Folders constituted approximately $86,500 (9.8%) and $198,100 (22.5%), respectively, of product sales revenue; whereas, in 1997, sales of the Automatic J-Tackers and Label Loader/Folders generated $180,000 (16%) and $394,000 (34%), respectively, of product sales revenue. These products, part of the Company's traditional product line, are continually upgraded to meet changing customer requirements and are expected to show sales increases in the current fiscal year based on the completion of upgrades in the first and second quarter and new product developments for the Label Loader/Folders. The decrease in sales of these two machines was offset somewhat by an increase in sales of the single needle belt loop machine. Sales of the single needle belt loop machine increased during the 1998 year, representing approximately $197,800 (22.4%) of product revenue as compared to 1997 sales of the same machine which represented approximately $106,200 (9.2%) of product revenue in that year. The decrease in product revenue was also offset somewhat by $201,518 in royalty income recorded in the 1998 year as royalties were reported from a non-exclusive license agreement signed in the fourth quarter of the 1997 fiscal year. Income from license fees remained consistent at $250,000 in each of the two years. Total operating revenues for the 1998 year amounted to $1,344,231 which is a 3.8% decrease from $1,397,281 total revenues in the prior year.

     Total operating losses increased by approximately 246% from $143,733 in the 1997 fiscal year to $497,430 in the 1998 fiscal year largely due to increases in selling, general, and administrative expenses ("SG&A").

     Cost of revenues as a percentage of total revenues decreased 2.4% to 55.8% of total revenues for fiscal 1998 as compared to 58.3% of total revenues for fiscal 1997. This decrease is largely the result of the recording of royalty revenue in the 1998 fiscal year which has no associated cost. Also, the fourth quarter of the 1997 fiscal year recorded a provision for $120,000 of excess and obsolete inventory, whereas management believes that the remaining traditional product line included in the 1998 fiscal year end inventory is salable and no additional reserve was allocated. The royalty revenue helped to offset increases in direct labor and related benefits as well as increased overhead applied relating to increases in rent expenses incurred during the 1998 year.

     Research and development ("R&D") costs increased by 27.7% to $208,407 in the 1998 fiscal year from $163,204 in the 1997 fiscal year due to increased salaries and benefits relating to engineering as well as officers' salaries and increased R&D inventory.

     SG&A expense increased 56.6% to $882,161 in fiscal 1998 from $563,223 in fiscal 1997. Compensation expenses relating to employee stock options granted August 1, 1997 totaling $109,375 as well as $79,174 in expenses relating to stock promotions and stockholder relations were recorded during fiscal 1998 whereas the prior year had no such expenses. Legal and accounting fees also increased approximately 50.7% to $84,151 in fiscal 1998 from $55,807 in fiscal 1997 as a result of additional expenses incurred with quarterly reporting requirements. Salary and related expenses increased in the 1998 period as a result of increases in salaries and related benefits in the fourth quarter of fiscal 1997 and expenses related to recruiting additional personnel during the first nine months of the 1998 fiscal year.

     Other expenses for the 1998 fiscal year totaled $1,370,013, of which $1,091,280 non-cash expenses and $187,593 other expenses were due to the recording of non-recurring registration expenses upon the August 1, 1997 effective date of the registration statement; whereas the 1997 fiscal year reflected only $107,687 in non-recurring expenses relating to the registration process. The 1997 fiscal year reflected a $500,363 gain on the sale of rental property during that period whereas the 1998 period had no comparable gain.

Year Ended March 31, 1997 Compared with Year Ended March 31, 1996

     Total revenues increased in 1997 by 12% to $1,397,281 from $1,242,558 in 1996. Product revenues decreased 8% to $1,144,884 in 1997 from $1,239,666 in 1996 as TES directed more resources to new product development and marketing license agreements. In 1997, sales of the Label Loader/Folder and Automatic J-Tacker constituted approximately $394,000 (34%) and $180,000 (16%), respectively, of product sales revenue; whereas, in 1996, sales of the Label Loader/Folder generated 17% of product sales revenue. The Label Loader/Folder and Automatic J-Tacker are part of TES's traditional product line and are ordered periodically by its customers. Remaining product sales in both years were primarily generated from a mix of the company's other traditional products; however, there was no other product comprising more than 15% of revenues in either year. The timing of sales from year to year may fluctuate greatly depending on customer needs. Management believes that less than 5% of TES's products will become obsolete in the next two years as many of the company's smaller customers and those in third-world countries will most likely continue to purchase the traditional equipment rather than purchasing the more expensive equipment using the new technology. Management believes that equipment using the new technology will replace approximately ten percent (10%) of its existing product line in the near future. TES signed one license and royalty agreement in fiscal 1997 which provided for revenue of $250,000 in that year.

     Cost of revenues increased 16% to $814,587 in 1997 from $699,293 in 1996 primarily due to the recording of a $120,000 inventory obsolescence reserve due to management's efforts at redirection of the company's focus on new technology and an increase in total overhead expenses of which a portion is applied to cost of revenues. The increase in total overhead expenses related to: (i) rent expenses allocated to overhead when TES sold the shopping center in which TES occupies space in September 1996 and (ii) increased salary and related benefits expenses relating to the general manager hired by TES during fiscal 1997, a portion of which expenses were allocated to overhead. Cost of revenues as a percentage of total product and service revenues increased from 56% in 1996 to 71% in 1997 primarily as a result of the inventory reserve recorded in 1997.

     R&D costs increased by approximately $116,000, or 248%, to $163,204 in 1997 from $46,963 in 1996, reflecting the lack of reimbursements in fiscal 1997 as compared with $150,000 of reimbursements in both 1996 and 1995.

     SG&A expense increased 17% to $563,223 in 1997 from $481,876 in 1996. SG&A was 39% of revenues in 1996 compared to 40% in 1997. This increase was primarily a result of the hiring of a general manager as well as an increase in officers' salaries. This increase was based on a higher allocation of the officers' salaries to R&D in 1996 versus 1997 as more of the President's time was spent in R&D efforts, including those related to the new electronic gearing technology, in 1996. These increases were somewhat offset by a decrease in the Company's sales force which was the result of sales personnel taking positions with other companies not in competition with TES, and such sales personnel are expected to be replaced in the 1998 fiscal year.

     Operating income for 1997 decreased by approximately $158,000 to an operating loss of $143,733, or (10%) of total revenues, from an operating profit of $14,426, or 1% of total revenues, in 1996. This decrease was primarily a result of the lack of reimbursements for R&D projects in 1997 coupled with increases in SG&A costs.

     Rental income decreased from $49,575 in 1996 to $28,200 in 1997, rental expense decreased from $46,424 in 1996 to $29,792 in 1997 and gain on sale of property and equipment increased from $105,593 in 1996 to $500,363 in 1997. These changes were primarily a result of the sale of a shopping center in September 1996 for which TES received rents from tenants prior to the sale. Higher maintenance costs created the increase in rental expense as a percentage of rental income between years.

     Interest expense decreased 24% in 1997 to $75,652 from $99,235 in 1996, as a result of the decrease in the average outstanding debt, from approximately $1,046,000 in 1996 to $641,000 in 1997. The average interest rate on the company's debt remained stable at approximately 9.5% from year to year. The decrease in the average debt outstanding was generated by the repayment of debt incurred to finance the purchase of the shopping center that was sold in September 1996. Interest expense - related parties increased by 45% from $11,628 in 1996 as compared to $16,830 in 1997 as a result of an increase in the average outstanding balance of notes payable to related parties which rose from approximately $156,000 in 1996 to $174,000 in 1997. Amounts still outstanding at March 31, 1997, including the related party notes payable, were obtained primarily to provide working capital for operations. The notes payable to the business associates (included in both notes payable and notes payable to related parties) were converted to common stock on August 1, 1997.

     TES's effective tax rate was 43% in the 1997 period as compared to a rate in 1996 of 22%, principally due to the company's recording a $67,990 valuation allowance against deferred tax assets as well as a change in rate to reflect the rates expected to be in effect when the temporary differences reverse. This increase was somewhat offset by utilization of state net operating losses not previously recorded.

     Certain amounts in the March 31, 1996 financial statements were reclassified and grouped to conform to the March 31, 1997 presentation. These reclassifications included reclassifying: (1) sales salaries from cost of revenues to selling, general, and administrative expense and (2) a portion of interest expense-related parties to interest expense. In addition, several items have been grouped together in the balance sheets as well as the cash flow statements that were previously reported as separate line items including: (1) trade and employee accounts receivable; (2) utility deposits, cash surrender value of life insurance, and investments; and (3) notes payable and long-term debt.

Inflation

     Inflation has not had a significant impact on the Company's operations to date.

Liquidity and Capital Resources

     Since its inception, the Company has financed its operations through a combination of cash flows from operations, bank borrowings, and borrowings from individuals. The Company's capital requirements have arisen primarily in connection with purchases of fixed and intangible assets, and the Company makes significant expenditures each year for research and development and marketing new technology.

     Net cash provided (used) by operating activities was ($541,206) in 1998, ($110, 993) in 1997 and $17,198 in 1996. The primary cause of the net use of cash from operations in 1998 was the operating loss of $497,430 offset by increases and decreases in working capital items.

     Net cash provided (used) by investing activities was ($42,579) in 1998, $695,475 in 1997 and $234,980 in 1996. Primary uses of funds in all years presented were related to capital expenditures, patents, and notes receivables. Capital expenditures totaled approximately $7,000 in 1998 compared to approximately $11,000 in 1997 and $37,000 in 1996. Capital expenditures are expected to increase over the next year during which time the Company expects to move from its existing facility. See "Future Operations". The primary source of funds in 1997 and 1996 was generated through the sale of company assets including a shopping center and related property as well as the company airplane.

     Net cash provided (used) by financing activities was $533,455 in 1998, ($517,911) in 1997 and ($294,920) in 1996. The cash provided by financing activities in 1998 was primarily related to proceeds from exercise of employee stock options and warrants and from notes payable issued to related parties and others. In all years such amounts were used primarily to make debt repayments including notes related to the shopping center and airplane that were sold in 1997 and 1996.

     The Company's principal commitments at March 31, 1998 consisted primarily of notes payable to related parties as well as other notes payable. The Company used the proceeds of these notes to provide working capital for operations and for the continuing development of the electronic gearing technology as well as to fund the costs of license and royalty agreement negotiations and registration of securities of the Company. Several of these notes were extended to retain working capital. On August 1, 1997, the effective date of the registration statement, $145,770 of notes payable to related parties and $119,910 of notes were converted to 88,560 Common Shares of the Company at $3.00 per share. Remaining notes payable, with interest rates ranging from 10% to prime plus 1% are due in fiscal 1999 and 2000. The Company plans to extend the remaining related party notes payable if working capital is not sufficient to repay the loans. Due to the continuing demand for the new technology, management is actively seeking up to a $2,000,000 line of credit to provide funds for the tooling, inventory and additional personnel needed to meet the industry's demands for the new technology. There are no significant restrictive covenants relating to the existing notes payable, although several of the notes are personally guaranteed by the President of the Company.

Effect of Recently Issued Accounting Standards

     In February 1997, the FASB issued SFAS 128, Earnings Per Share. The statement simplifies the standards for computing earnings per share (EPS). Additionally, the Statement requires dual presentation of basic and diluted EPS on the face of the statement of operations and requires a reconciliation of the numerator and denominator of the diluted EPS calculation. The Company adopted the provisions of SFAS 128 in fiscal year 1998, and accordingly, has restated all periods presented.

     In February 1997, the FASB issued SFAS 129, Disclosure of Information About Capital Structure, which is effective for periods ending after December 15, 1997. In June 1997, the FASB issued SFAS 130, Reporting Comprehensive Income, and SFAS 131, Disclosure About Segments of an Enterprise and Related Information, both of which are effective for fiscal years beginning after December 31, 1997. In February 1998, the FASB issued SFAS 132, Employers' Disclosures About Pensions and Other Postretirement Benefits, which is also effective for fiscal periods beginning after December 15, 1997. The Company expects that SFAS 129, 130 and 132 will have no material impact on the financial statements of the Company. SFAS 131, which relates to additional disclosures regarding business segments, will have no impact on the Company.

Year 2000 Issues

     Many currently installed computer systems and software products are coded to accept only two-digit entries to represent years. For example, the year "1997" would be represented by "97". These systems and products will need to be able to accept four-digit entries to distinguish years beginning with 2000 from prior years. As a result, systems and products that do not accept four-digit year entries will need to be upgraded or replaced to comply with such "Year 2000" requirements.

     The Company's products are not date sensitive. With respect to its internal systems, the Company has reviewed such systems to assess the impact of the Year 2000. Based upon that review and information provided from vendors, the Company believes that the only one of its internal systems that will be affected is its IBM AS400 main frame computer which controls the Company's administrative, accounting, financial, and inventory software. As part of the Company's participation in IBM's ongoing maintenance program, IBM has indicated that it has made the necessary modifications available in an upgrade for the operating system and software packages that the Company uses. The Company purchased the upgrade package during the 1998 fiscal year and plans to complete installation and testing of the upgrade by the end of January 1999. The Company does not anticipate any material disruptions in its operation as the result of installing the upgrade. The Company believes that the overall cost of compliance will not be material and is expensing such compliance costs when incurred.

     It is uncertain whether the Company's customers and suppliers will have Year 2000 issues that may affect the Company, but the Company currently is developing a plan to evaluate the Year 2000 compliance status of its customers and suppliers. There can be no guarantee that those customers and suppliers with systems that are not now Year 2000 compliant will be timely converted to compliance. Additionally, there can be no guarantee that those customers and suppliers of business importance to the Company will successfully and timely reprogram or replace, and test, all of their own computer hardware, software, and process control systems.

Future Operations

     Management believes that its traditional products will continue to generate sales revenue and the TES will continue to solve other problems for customers as they arise in their manufacturing processes. New product developments such as the label loader/feeder for woven labels and upgrades to existing equipment, using traditional technology, are expected to keep the traditional product line competitive as the Company continually develops products that its competitors have not attempted or have failed to develop. In addition, management believes that there is a great demand for products incorporating the electronic gearing technology. The Company is in various stages of design and development on machines using the electronic gearing technology including a three-dimensional stitching machine for automotive air bags, a multi-head buttonhole machine, a multi-head button sewing machine, a felling machine, a single needle plain sewer, and a heavy duty ring spinning machine.

     As the demand for the electronic gearing technology is growing, the Company is making preparations to meet the existing and expected future demands of its research and development funds. Management is actively seeking financing of up to $2,000,000 to provide funds for the tooling, inventory, and additional personnel needed to meet the industry's demands for this technology. See "Management's Discussion and Analysis - Special Considerations - Lack of Working Capital".

     The Company anticipates that income from license fees and royalty revenues will increase over the next several years as its existing licensee introduces new electronically geared equipment to the market, as additional manufacturers license the technology, and as royalty revenues increase based on the increased sales of products by the current licensee and royalties are generated by potential additional licensees.

     To provide for continued growth, the Company plans to build a new facility that should provide sufficient space for the Company's needs both short and long term. The Company owns undeveloped land which is currently being offered for sale due to management's recent determination that the property would only meet short-term growth needs. The estimated cost of building the new facility is $1,600,000. Assuming sufficient capital is available, the Company plans to construct the facility during the 1999 calendar year. The cost of the land and facility is expected to be funded through a combination of cash received from the sale of current property, cash flows from operations and proceeds from notes payable to be incurred.

     As of March 31, 1998, the Company had backlog orders it believed to be firm totaling approximately $209,000 for equipment using traditional technology.
This backlog of orders is expected to be completed by July 30, 1998. In addition, the Company has received indications of interest for additional orders totaling approximately $750,000 relating to products, other than the felling machine, using the electronic gearing technology upon completion of production models and $1,176,000 for new products currently being developed using traditional technology. There is no assurance that these indications of interest will become firm orders.

     Although the Company has no present acquisition agreement or arrangements, management may make strategic acquisitions in the future which may or may not be in related industries, using stock, cash, debt, or a combination thereof. Depending on the terms of the acquisition, the Company may need to incur additional indebtedness or issue equity securities to make any such acquisition. Management has not identified any particular targets for acquisition.

     The Company believes that future results of operations will be influenced by a number of factors including general economic conditions, dependence on key customers, and market acceptance of new technology. Because of these factors, as well as other factors, historical results should not be relied on as an indicator of future performance.

Special Considerations

     This section captioned "Special Considerations" and other parts of this Annual Report on Form 10-K include certain forward-looking statements within the meaning of the federal securities laws. Actual results and the occurrence or timing of certain events could differ materially from those described in any of such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-K. See "Other Factors Relating to Forward-Looking Statements" below.

     Diversification and Long Term Growth. The Company plans to diversify its business and to seek opportunities for long term growth by developing additional products for sale to manufacturers in industries other than the apparel industry as well as additional licensing of the electronic gearing technology. There is no assurance that the Company will be successful in these efforts.

     Product Development. As described above (see "Business - New Product Developments" and "Business - Research and Development"), the Company is in the process of developing new products, including the label loader/feeder for woven labels, the felling machine, and the sewing machine capable of three dimensional stitching of automotive air bags. The Company plans to investigate other new product development opportunities as part of its effort to expand its product offerings and market. There are no assurances that the Company will be able to locate such opportunities or successfully exploit them once located.

Other Factors Relating to Forward-Looking Statements

     Statements contained in this Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company or events, or timing of events, relating to the Company to differ materially from any future results, performance, or achievements of the Company or events, or timing of events, relating to the Company expressed or implied by such forward-looking statements. The Company cannot assure that it will be able to anticipate or respond timely to the changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's securities.

     Management is currently reviewing potential debt and equity financing options. There can be no assurance that any such financing will be available on acceptable terms. If such financing is not available on satisfactory terms, the Company may be unable to expand its business or develop new customers as desired and its operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders.

     Some of the more prominent known risks and uncertainties of the Company's business are set forth below. However, this section does not discuss all possible risks and uncertainties to which the Company and its business is subject, nor can it be assumed that there are not other risks and uncertainties which may be more significant to the Company.

     Such other factors include, among others, those described in the "Business" section and elsewhere in "Management's Discussion and Analysis" and the following:

     . the lack of working capital needed to further develop and apply the electronic gearing technology and other products and management's ability to find acceptable financing to supply such working capital;

     . the potential failure by the Company to successfully negotiate additional licensing agreements;

     . continued dependence on a small number of significant customers for substantially all of the Company's revenue and the potential loss of one or more of the Company's principal customers;

     . the shortage of qualified and competent engineers and the risk that the Company will be unable to retain its key employees and managers, especially in the event the Company loses one or more of its principal customers;

     . dependence on the apparel industry and the potential failure to diversify the Company's product and service offerings and to expand its markets into other industries;

     . the unanticipated expense of new product development, the potential failure by the Company to complete new products under development and others started in the future successfully or on a timely, cost effective basis, and the failure of any such products to achieve substantial market acceptance;

     . the dependence on patents and ability to protect proprietary products, the potential that existing patents held by TES or future patents obtained by TES will not be enforceable, the risk that TES products will infringe on patents held by others, or the risk that competitors will develop similar or functionally similar products; and

     . the potential adverse effect of competition, the potential failure by the Company to provide competitive timely designs of cost-effective solutions and products to manufacturers, and the potential adverse effect of technological change with which the Company is unable to keep pace.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Tice Technology, Inc. & Subsidiary

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Tice Technology, Inc. & subsidiary (the "Company") at March 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                       /s/ PricewaterhouseCoopers LLP


                                       PRICEWATERHOUSECOOPERS LLP


Knoxville, Tennessee
June 18, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

Tice Engineering and Sales, Inc.
Knoxville, Tennessee

We have audited the accompanying balance sheets of Tice Engineering and Sales, Inc. (the company) as of March 31, 1996, and the related statements of income, stockholders' equity and cash flows for the year in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the accounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Since the date or completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated May 23, 1996, which report contained any explanatory paragraph regarding the Company's ability to continue as a going concern, the Company has realized gains from the sale of assets, has retired a substantial portion of long-term and short-term debt and has entered into a license and royalty agreement with a sewing machine manufacturer. In light of the Company's improved financial condition, the conditions that raised substantial doubt about whether the Company will continue as going concern no longer existed.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tice Engineering and Sales, Inc. as of March 31, 1996, and the results of its operations and its cash flows for the year in the period ended March 31, 1996, in conformity with generally accepted accounting principles.


                                        /s/ Boring & Goins, PC


Knoxville, Tennessee
April 22, 1997

TICE TECHNOLOGY, INC. & SUBSIDIARY
Consolidated Balance Sheets
As of March 31, 1998 and 1997


                                         1998        1997

Assets

Cash and cash equivalents             $  19,063   $  69,393
Accounts receivable                     192,615      88,435
Note receivable                          11,993           -
Prepaid expenses                          9,013      48,408
Inventory, net                          394,116     367,603
                                      ---------   ---------

   Total current assets                 626,800     573,839

Property and equipment:
 Land                                   130,000     130,000
 Equipment                              528,740     521,574
 Vehicles                               124,599     124,599
                                      ---------   ---------

   Total property and equipment         783,339     776,173

   Less accumulated depreciation       (603,700)   (590,360)
                                      ---------   ---------

   Property and equipment, net          179,639     185,813

Patents, net                            174,462     159,432
Note receivable from related party       79,610      64,008
Other assets                             41,818      24,640
                                      ---------   ---------



   Total assets                      $1,102,329  $1,007,732
                                     ==========  ==========


The accompanying notes are an integral part of these consolidated financial statements.



                                                               1998            1997

Liabilities and Stockholders' Equity (Deficit)

Notes payable and current maturities of long-term debt      $   255,039     $   350,054
Accounts payable                                                304,448         249,868
Accrued liabilities                                              38,815           7,132
Notes payable to related parties                                  8,741         217,542
                                                            -----------     -----------

   Total current liabilities                                    607,043         824,596

Notes payable to related parties                                556,310               -
                                                            -----------     -----------

   Total liabilities                                          1,163,353         824,596
                                                            -----------     -----------

Commitments and contingencies (Notes 7, 8 and 10)


Stockholders' equity (deficit):
 Capital stock, no par value; 2,000 shares authorized;
   780 and 750 shares issued and outstanding at
   March 31, 1998 and 1997, respectively                         13,493           8,634
 Common shares, par value $.01; 30,000,000 shares
   authorized; 5,907,639 and 0 shares issued and
   outstanding at March 31, 1998 and 1997, respectively          59,076               -
 Class B common shares, convertible, par value $.01;
   5,000,000 shares authorized; 750,000 and 0 shares
   issued and outstanding at March 31, 1998 and 1997,
   respectively                                                   7,500               -
 Class D common shares, convertible, par value $.01;
   600,000 shares authorized, none issued or
   outstanding at March 31, 1998 and 1997                             -               -
 Preferred shares, par value $.01; 10,000,000 shares
   authorized; none issued or outstanding at March 31,
   1998 and 1997                                                      -               -
 Additional paid-in capital                                   1,603,727           4,859
 Retained earnings (accumulated deficit)                     (1,744,820)        169,643
                                                            -----------     -----------

    Total stockholders' equity (deficit)                        (61,024)        183,136
                                                            -----------     -----------

    Total liabilities and stockholders' equity
     (deficit)                                              $ 1,102,329     $ 1,007,732
                                                            ===========     ===========


TICE TECHNOLOGY, INC. & SUBSIDIARY
Consolidated Statements of Operations
For the years ended March 31, 1998, 1997 and 1996


                                                                  1998         1997         1996
Operating revenues:
 Sales and service                                            $   892,713   $ 1,147,281   $1,242,558
 License fees                                                     250,000       250,000            -
 Royalties                                                        201,518             -            -
                                                              -----------   -----------   ----------
 Total operating revenues                                       1,344,231     1,397,281    1,242,558

Operating expenses:
 Cost of revenues                                                 751,093       814,587      699,293
 Research and development (net of reimbursements)                 208,407       163,204       46,963
 Selling, general and administrative                              882,161       563,223      481,876
                                                              -----------   -----------   ----------
   Total operating expenses                                     1,841,661     1,541,014    1,228,132
                                                              -----------   -----------   ----------
Operating income (loss)                                          (497,430)     (143,733)      14,426

Other income (expense):
 Registration expenses                                         (1,278,873)     (107,687)           -
 Rental income                                                          -        28,200       49,575
 Rental expense                                                         -       (29,792)     (46,424)
 Gain on sale of fixed assets                                           -       500,363      105,593
 Interest expense - related parties                               (49,772)      (16,830)     (11,628)
 Interest expense                                                 (44,586)      (75,652)     (99,235)
 Other income (expense)                                             3,218          (644)       7,451
                                                              -----------   -----------   ----------
   Total other income (expense)                                (1,370,013)      297,958        5,332
                                                              -----------   -----------   ----------
Income (loss) before income taxes                              (1,867,443)      154,225       19,758
Income tax expense                                                 47,020       112,746        4,444
                                                              -----------   -----------   ----------
Net income (loss)                                             $(1,914,463)  $    41,479   $   15,314
                                                              ===========   ===========   ==========
Income (loss) per share (Note 11):
   Basic                                                           $(0.02)        $0.01        $0.00
                                                                   ======         =====        =====
   Diluted                                                         $(0.02)        $0.01        $0.00
                                                                   ======         =====        =====

             The accompanying notes are an integral part of these
                      consolidated financial statements.

TICE TECHNOLOGY, INC. & SUBSIDIARY
Consolidated Statements of Stockholders' Equity
For the years ended March 31, 1998, 1997 and 1996

                                                                                                         Retained         Total
                                                                              Class B     Additional     Earnings     Stockholders'
                                                  Capital       Common        Common       Paid In     (Accumulated      Equity
                                                   Stock        Shares        Shares       Capital       Deficit)       (Deficit)

Balances, April 1, 1995                            $ 8,634    $         -   $         -   $        -    $   112,850     $   121,484
 Issuance of 30 capital stock warrants                   -              -             -        4,859              -           4,859
 Net income                                              -              -             -            -         15,314          15,314
                                                   -------    -----------   -----------   ----------   ------------   -------------

Balances, March 31, 1996                             8,634              -             -        4,859        128,164         141,657
 Net income                                              -              -             -            -         41,479          41,479
                                                   -------    -----------   -----------   ----------   ------------   -------------

Balances, March 31, 1997                             8,634              -             -        4,859        169,643         183,136
 Exercise of 30 capital stock warrants               4,859              -             -       (4,859)             -               -
 Issuance of 5,750,220 common shares,
   1,000,000 warrants to purchase common
   shares and 750,000 Class B common
   shares in connection with the effectiveness
   of registration statement                             -         57,502         7,500    1,039,139              -       1,104,141
 Conversion of debt into 88,560 common shares            -            886             -      264,964              -         265,850
 Exercise of 400 common share warrants                   -              4             -        3,196              -           3,200
 Issuance of 43,750 options to purchase
   common shares at below fair market value              -              -             -      109,375              -         109,375
 Exercise of 28,459 employee common
   share options                                         -            284             -       28,175              -          28,459
 Conversion of accounts payable into
   40,000 common shares                                  -            400             -      158,878              -         159,278
 Net loss                                                -              -             -            -     (1,914,463)     (1,914,463)
                                                   -------    -----------   -----------   ----------   ------------   -------------
Balances, March 31, 1998                           $13,493    $    59,076   $     7,500   $1,603,727    $(1,744,820)    $   (61,024)
                                                   =======    ===========   ===========   ==========   ============   =============

The accompanying notes are an integral part of these consolidated financial statements.

TICE TECHNOLOGY, INC. & SUBSIDIARY
Consolidated Statements of Cash Flows
For the years ended March 31, 1998, 1997 and
 1996


                                                                     1998          1997         1996
Net cash flows from operating activities:
 Net income (loss)                                            $(1,914,463)  $    41,479   $   15,314
 Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
   Depreciation and amortization                                   18,550        35,683       51,887
   Noncash registration expenses                                1,047,000             -            -
   Noncash compensation expense                                   109,375             -            -
   Noncash interest expense                                        44,280             -            -
   Increase in cash surrender value of life
    insurance                                                     (17,178)       (9,500)     (14,250)
   Provision for inventory obsolescence                                 -       120,000            -
   Gain on sale of property and equipment                               -      (500,363)    (105,593)
   Deferred income taxes                                           47,020       112,746        4,444
   Changes in operating assets and liabilities:
     Receivables                                                 (116,173)       46,626       75,782
     Prepaid expenses                                              (7,625)       11,884       (1,033)
     Inventory                                                    (26,513)      (22,606)    (137,702)
     Accounts payable and accrued liabilities                     274,521        53,058      128,349
                                                              -----------   -----------   ----------

       Net cash provided (used) by operating
        activities                                               (541,206)     (110,993)      17,198
                                                              -----------   -----------   ----------

Cash flows from investing activities:
 Purchases of property and equipment                               (6,737)      (10,974)     (37,257)
 Proceeds from disposal of property and
  equipment                                                             -       825,000      349,091
 Additions to patents                                             (20,240)      (72,323)     (60,319)
 Additions to note receivable from related
  party                                                           (15,602)      (46,228)     (17,780)
 Proceeds from sale of investments                                      -             -        1,245
                                                              -----------   -----------   ----------

       Net cash provided (used) by investing
        activities                                                (42,579)      695,475      234,980
                                                              -----------   -----------   ----------

Cash flows from financing activities:
 Proceeds from notes payable to related parties                   652,490       324,000       77,000
 Proceeds from notes payable and long-term debt                    50,000       940,201            -
 Principal payments on notes payable to
  related parties                                                (184,741)     (252,733)    (142,220)
 Principal payments on notes payable and
  long-term debt                                                  (28,953)   (1,529,379)    (229,700)
 Proceeds from issuance of stock and stock
  warrants                                                         13,000             -            -
 Proceeds from exercise of stock options and
  warrants                                                         31,659             -            -
                                                              -----------   -----------   ----------

       Net cash provided (used) by financing
        activities                                                533,455      (517,911)    (294,920)
                                                              -----------   -----------   ----------

       Net increase (decrease) in cash and
        cash equivalents                                          (50,330)       66,571      (42,742)

Cash and cash equivalents, beginning of year                       69,393         2,822       45,564
                                                              -----------   -----------   ----------

Cash and cash equivalents, end of year                        $    19,063   $    69,393   $    2,822
                                                              ===========   ===========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

TICE TECHNOLOGY, INC. & SUBSIDIARY

Notes to Financial Statements


1. Summary of Significant Accounting Policies and Other Disclosures

   General Information - Tice Technology, Inc. & Subsidiary ("Tice" or "the Company") provides engineering and technical solutions, generally through the development or enhancement of equipment for the apparel industry. Tice researches, designs, develops and tests specialized high technology, garment production line stitching machines and related equipment, which when patented, it manufactures for its own customers or licenses the technology to other manufacturers for their production.

   Consolidated Financial Statements - The accompanying consolidated financial statements include the accounts of Tice Technology, Inc. ("TTI") and its wholly owned subsidiary, Tice Engineering and Sales, Inc. ("TES"). The consolidation of these entities will be collectively referred to as the Company or Tice. All significant intercompany balances and transactions have been eliminated.

   The Company's registration statement became effective on August 1, 1997. At that time, TTI acquired all of the issued and outstanding stock of TES including 750 shares outstanding at March 31, 1997 and 30 shares issued in connection with the exercise of warrants subsequent to March 31, 1997, from the shareholders of TES in exchange for 5,450,220 Common Shares and 750,000 Class B Common Shares. In addition, Monogenesis Corporation purchased 300,000 Common Shares and 1,000,000 warrants to purchase Common Shares at par value ($.01). In connection with the transaction, the Company recorded $1,047,000 in registration expenses for the difference between the $3.50 initial share value and the price paid by Monogenesis for the stock. A portion of the shares and warrants has been distributed to Monogenesis shareholders.

   Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less as cash equivalents.

   Trade Accounts Receivable and Concentrations of Credit Risk - The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been recorded. If amounts are determined by management to be potentially uncollectible, appropriate amounts will be charged to operations to establish an allowance for uncollectible accounts. The Company conducts a substantial portion of its business with three customers in the sewing industry (Note 6) with approximately $73,000 of total accounts receivable represented by these customers at March 31, 1998. The loss of any of these customers without replacement with comparable customers could materially affect the Company's operations.

    Inventories - Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out method.

    Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets. The estimated useful lives of building and improvements is 15 - 31.5 years, equipment 5 - 7 years, and vehicles 5 years. Routine repair and maintenance costs are expensed as incurred. Costs of major additions, replacements and improvements are capitalized. Gains and losses from disposals are included in operating results.

    Patents - Certain legal and other direct expenses incurred in order to obtain patents on designed and manufactured parts have been capitalized at their cost to the Company. Amortization is calculated by the straight-line method over estimated useful lives of the patents, primarily seventeen years. Amortization expense totaled $5,210, $4,548 and $4,042 during the years ended March 31, 1998, 1997 and 1996, respectively.

    Note Receivable from Related Party - The Company is paying premiums on a life insurance policy for an officer of the Company in a split dollar agreement with collateral assignment, whereby the premiums paid by the Company are to be repaid upon receipt of the policy proceeds by the officer's beneficiaries. The Company is not a beneficiary of the policy. Premiums paid by the Company totaled $17,178 and $46,228 in fiscal 1998 and 1997, respectively.

    Impairment of Long-Lived Assets - The Company follows the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which (i) requires that long-lived assets to be held and used be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable, (ii) requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell, and (iii) provides guidelines and procedures for measuring impairment losses that are different from previously existing guidelines and procedures in that recoverability is assessed based on estimates of undiscounted expected future cash flows of the asset being evaluated.

    Accounting for Stock Based Compensation - The Company follows the provisions of FASB SFAS No. 123, Accounting for Stock Based Compensation. In accordance with this Statement, the Company has recorded all stock-based compensation awarded to vendors at the fair value of the services received. As permitted by SFAS 123, the Company has chosen to apply APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based compensation awarded to employees.

    Earnings Per Share - In February 1997, the FASB issued SFAS 128, Earnings Per Share. The Statement simplifies the standards for computing earnings per share (EPS). Additionally, the Statement requires dual presentation of basic and diluted EPS on the face of the statement of operations and requires a reconciliation of the numerator and denominator of the diluted EPS calculation. The Company adopted the provisions of SFAS 128 in fiscal year 1998, and accordingly, has restated all periods presented.

    Effect of New Accounting Pronouncements - In February 1997, the FASB issued SFAS 129, Disclosure of Information About Capital Structure, which is effective for periods ending after December 15, 1997. In June 1997, the FASB issued SFAS 130, Reporting Comprehensive Income, and SFAS 131, Disclosure About Segments of an Enterprise and Related Information, both of which are effective for fiscal years beginning after December 31, 1997. In February 1998, the FASB issued SFAS 132, Employers' Disclosures About Pensions and Other Postretirement Benefits, which is also effective for fiscal periods beginning after December 15, 1997. The Company expects that SFAS 129, 130 and 132 will have no material impact on the financial statements of the Company. SFAS 131, which relates to additional disclosures regarding business segments, will have no impact on the Company.

    Research and Development Costs - Research and development ("R&D") costs, including work performed under contracts to perform R&D for others (development agreements), are expensed as incurred, net of reimbursements (Note 7).

    Income Taxes - The asset and liability method is used in accounting for income taxes, whereby deferred tax assets and liabilities are determined based upon the differences between financial reporting and tax bases of assets and liabilities and are measured based on enacted tax rates and laws when the differences are expected to reverse.

    Revenue Recognition and Deferred Revenue - The Company generally recognizes revenue at the time related products are shipped or at the time services are rendered. License fees and related royalties are recognized as earned based on sales of equipment by the manufacturer using the Company's technology.

    Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  Inventories

    Inventories at March 31 consist of:
                                                 1998        1997

        Raw materials                         $ 363,472   $ 306,920
        Work in process                          66,410     124,810
        Finished goods                           84,234      55,873
                                              ---------   ---------

                                                514,116     487,603
        Reserve for obsolescence               (120,000)   (120,000)
                                              ---------   ---------

        Inventory, net                        $ 394,116   $ 367,603
                                              =========   =========

    Management recorded the obsolescence reserve in 1997, as a result of the Company's redirection of focus to new technology. The Company believes that the remaining traditional product line included in inventory is salable and that no additional reserve is necessary.

3.  Notes Payable to Related Parties

    Notes payable to related parties consist of the following at March 31:


                                                                           1998             1997
 Notes payable to an officer, renewed and extended on May 31,            $556,310         $ 67,706
 1998; interest at 10%; due May 31, 2000; subordinate to all other debt.
                                                                            8,741          149,836
 Notes payable to employee and outside director (business                --------         --------
 associates), dated June 24, 1996 to August 23, 1996;
 renewable every 90 days; interest at 10%; principal and
 interest due June 26, 1998; $8,117 personally guaranteed by an officer and majority stockholder.
                                                                         $565,051         $217,542
                                                                         ========         ========

  On August 1, 1997, $145,770 of the notes payable to employee and outside director were converted into 48,590 common shares.

4.  Notes Payable and Long-Term Debt

    Notes payable and long-term debt consist of the following at March 31:

                                                                              1998            1997
    Note payable to a bank, due August 1, 1998, interest at 9.25%           $ 12,000        $ 20,000
    payable monthly, vehicle pledged as collateral, personally guaranteed by an officer and majority stockholder.

    Note payable to a bank, dated August 31, 1996, monthly                   188,344         206,803
    payments of $4,712 with final payment due April 2, 1998,
    interest at prime plus 1%, undeveloped property and life
    insurance policy pledged as collateral, personally guaranteed by an officer and majority stockholder.

    Notes payable to individuals (business associates) dated June              4,695         123,251
    18, 1996 to August 29, 1996, renewable every 90 days,
    interest at 10%, principal and interest due June 26,1998.

    Note payable to a bank, dated October 2, 1997, interest at                50,000               -
    7.25%, principal and interest due October 2, 1998,                      --------        --------
    certificate of deposit pledged as collateral, personally
    guaranteed by an officer and majority stockholder.

                                                                             255,039         350,054


    Less current maturities                                                  255,039         350,054
                                                                            --------        --------


    Long-term debt, less current maturities                                 $      -        $      -
                                                                            ========        ========

    On August 1, 1997, $119,910 of the notes payable to individuals were converted into 39,970 common shares.

5.  Income Taxes

    The provision for income taxes for the periods ended March 31, 1998, 1997 and 1996, is comprised of:

                                              1998          1997         1996
    Current income tax expense:
     Federal                                $      -      $      -     $     -
     State                                         -             -           -

    Deferred income tax expense:
     Federal                                  47,020       100,971       3,175
     State                                         -        11,775       1,269
                                            --------      --------     -------

      Total expense                         $ 47,020      $112,746     $ 4,444
                                            ========      ========     =======

    The components of temporary differences and the approximate tax effects that give rise to the Company's net deferred tax asset at March 31, 1998 and 1997, are as follows:

                                                      1998          1997
    Current:
     Net operating loss carryforwards              $       -      $ 12,350
     Section 263A cost in ending inventory            41,340             -
     Inventory reserves                               31,200             -
                                                   ---------      --------

                                                      72,540        12,350
     Valuation allowance                             (72,540)      (12,350)
                                                   ---------      --------

    Total current asset                            $       -      $      -
                                                   =========      ========

    Long-term:
     Section 263A cost in ending inventory         $       -      $ 24,440
     Inventory reserves                                    -        31,200
     Net operating loss carryforwards                215,400             -
     Foreign tax credit carryforwards                 47,020             -
     Stock options                                     4,200             -
                                                   ---------      --------

                                                     266,620        55,640
     Valuation allowance                            (266,620)      (55,640)
                                                   ---------      --------

    Total long-term asset                          $       -      $      -
                                                   =========      ========

    During 1998, the Company increased its valuation allowance by $271,170 to $339,160, which is maintained against deferred tax assets. Management believes that it is more likely than not that the deferred tax asset will not be realized.

    The provision for income taxes at March 31 differs from the "expected" income tax expense (computed by applying a U.S. corporate income tax rate of 21% and a state effective tax rate of 5%) as a result of the following:

                                                            1998       1997      1996
    Computed "expected" tax expense (benefit)            $(392,163)  $ 55,002   $2,297
    State income taxes, net of federal income taxes        (93,372)    13,096      766
    Permanent differences including nondeductible
      registration expenses                                261,385        450    1,381
    Utilization of state NOLs not previously recorded            -    (23,792)       -

    Change in valuation allowance                          271,170     67,990        -
                                                         ---------   --------   ------

        Provision for income taxes                       $  47,020   $112,746   $4,444
                                                         =========   ========   ======

    At March 31, 1998, the Company had net operating loss carryforwards of approximately $775,000 and $875,000 for federal and state purposes, respectively, available to offset future taxable income. These carryforwards will expire, if not utilized, in 2011 through 2013. The Company had $47,020 of foreign tax credit carryforwards. These credits will expire, if not utilized, in 2003.

6.  Major Customers and Export Sales

    Tice Technology, Inc. had three customers that represented 31%, 20% and 19% of its revenues in 1998; 33%, 32% and 7% of its revenues in 1997; and 47%, 22% and 11% of its revenues in 1996, respectively.

    Approximately 24%, 6% and 4% of the Company's sales were export sales in fiscal 1998, 1997 and 1996, respectively. All export sales are paid with an irrevocable letter of credit drawn on U.S. funds, therefore, there are no gains or losses included in operations related to foreign currency exchanges.

Notes to Financial Statements

7. Research and Development Costs and Joint Development Agreement

   Research and development costs consist of the following approximate amounts at March 31:


                           1998      1997       1996

Salaries                 $170,000  $108,000  $ 151,000
Travel                          -     5,000      1,000
Insurance                   5,000     3,000      6,000
Payroll taxes              13,000     4,000     12,000
Telephone                   4,000     3,000      2,000
Utilities                   1,000     1,000      1,000
Materials                  15,000    39,000     16,000
Legal and patent fees           -         -      8,000
                         --------  --------  ---------
                          208,000   163,000    197,000
 Less reimbursements            -         -   (150,000)
                         --------  --------  ---------
                         $208,000  $163,000  $  47,000
                         ========  ========  =========

   In December 1994, the Company entered into an agreement with a denim clothing manufacturer to develop a specialized sewing machine for the manufacture of jeans. This agreement was accounted for by the Company in accordance with SFAS 68. The manufacturer reimbursed the Company a total of $300,000 for research and development costs, providing $150,000 in both fiscal 1996 and 1995. Tice incurred total costs related to this agreement of $45,500, $41,903 and $160,633 in fiscal 1998, 1997 and 1996, respectively, which are included in the research and development costs above.

   Under the terms of the agreement, the denim clothing manufacturer will have exclusive rights to purchase specialized sewing machines for an initial period of two years from the date of shipment of the first production machine. After the initial two year period, in order to maintain its exclusive rights, the manufacturer must purchase certain minimum quantities. In the event the Company sells the machines to a third party during this two-year period, the Company is required to pay royalties to the manufacturer at the rate of 4% of gross selling price up to the total amount reimbursed to the Company ($300,000) for research and development costs, plus 10% interest. The Company has sold no machines to third parties as of March 31, 1998. Under no circumstances is any portion of the reimbursement refundable. The equipment related to this agreement is in the pre-production stage and is considered to be fifty percent (50%) complete.

Notes to Financial Statements

8.  License and Royalty Agreement

    In June 1996, the Company entered into a nonexclusive license and royalty agreement with a sewing machine manufacturer to use the electronically geared sewing machine technology developed and patented by the Company. Under the terms of the agreement, the manufacturer is to pay the Company $250,000 upon the sale of the first class of machine built by the manufacturer using the technology. In addition, the manufacturer is to pay the Company an additional $250,000 plus 2% of the sales price for sales of each class of sewing machine produced and sold by the manufacturer using the Company's technology. The manufacturer has no obligation to apply the Company's technology to additional classes of industrial sewing machines. In both 1998 and 1997, the Company earned $250,000 from the sale of two classes of machines under this license. Royalty income from the sale of the machines was $201,518 and $0 in 1998 and 1997, respectively.

9.  401(k) Plan

    The Company's 401(k) plan was established in fiscal 1997, and is available to all full-time and part-time employees who have completed six months of continuous employment with the Company. The Company makes a discretionary matching contribution which is determined by the Board of Directors at the beginning of each plan year. The matching contribution vests at 20% per year over a five year period. Each year, employees must work a minimum of 1,000 hours. Vesting at the plan start date is retroactive to the date of employment for individuals employed by Tice prior to the plan start date. The Company made contributions of approximately $13,100 and $5,000 in fiscal 1998 and 1997, respectively.

10. Stock Warrants

    On May 5, 1995, TES issued thirty stock warrants, valued at $4,895, to Joseph Walker & Sons, Inc. as a retainer for consulting services provided to TES in connection with a plan of reorganization. Remaining amounts due Joseph Walker & Sons, Inc. were either paid or recorded as a payable and have been expensed in the year services were performed. The warrants were exercised at a price of $1 per share on August 1, 1997. Upon registration of TTI's Common Shares with the Securities and Exchange Commission, the thirty shares were exchanged for 238,470 shares of TTI's Common Shares.

    On August 1, 1997, the Company issued 1,000,000 warrants to Monogenesis Corporation of which a portion was distributed to Monogenesis shareholders. The warrants, each of which entitles the holder to purchase one Common Share of the Company, have an exercise price of $8.00 and expire two years from the date of issuance. At March 31, 1998, 400 warrants had been exercised.

11.  Earnings Per Share

     Effective December 31, 1997, the Company adopted SFAS 128. Under SFAS 128, both basic and diluted income (loss) per share were $(0.02), $0.01 and $0.00 for the respective years ended March 31, 1998, 1997 and 1996. Basic income (loss) per share were computed by dividing net income (loss) applicable to common stock by the weighted average common shares outstanding during each period. Diluted income (loss) per share were computed by dividing net income (loss) applicable to common stock plus the effect of assumed conversion of debt and exercise of warrants by weighted average common shares outstanding plus dilutive potential common shares. Potential common shares are not included in the computation of diluted per share amounts in periods when the Company reports a loss. Basic and diluted income (loss) per share are the same for all classes of the Company's common stock (thus they are not presented separately) because they have noncumulative dividend rights of which none were available for distribution under the terms of the Certificate of Incorporation. Due to the Company's recapitalization in August 1997, all common share and per share amounts in the accompanying financial statements have been restated.

     Following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share:


                                                             1998         1997        1996
   Income (loss)
     Basic:
       Income (loss) available to common stockholders    $(1,914,463)  $   41,479  $   15,314

     Effect of dilutive securities:
       Convertible debt                                            -       17,900           -
                                                         -----------   ----------  ----------

     Diluted:
       Income (loss) available to common stockholders
         plus assumed conversions                        $(1,914,463)  $   59,379  $   15,314
                                                         ===========   ==========  ==========

   Shares:
     Basic:
       Weighted average common shares outstanding          6,229,049    5,962,500   5,962,500

     Effect of dilutive securities:
       Convertible debt                                            -       59,040           -
       Warrants                                                    -      170,357     218,625
                                                         -----------   ----------  ----------

     Diluted:
       Weighted average common shares outstanding
         plus assumed conversions                          6,229,049    6,191,897   6,181,125
                                                         ===========   ==========  ==========

12.  Supplemental Disclosure of Cash Flow Information

                                                    1998        1997      1996
     Cash paid during the period for:
       Interest                                   $23,194     $67,240    $94,551

     Noncash investing and financing activities:

     In fiscal 1996, TES issued 30 Capital Stock warrants in exchange for consulting services valued at $4,859.

     In fiscal 1998, 1997, and 1996, the Company converted $29,378, $25,222, and $11,628, respectively, of accrued interest into notes payable to business associates and officers.

     In fiscal 1997, the Company received eight months free rent included in the sale of the shopping center and related property. The rent was valued at $32,000 and was recorded by the Company as prepaid rent at the time of the sale.

     In fiscal 1998, the Company converted $265,850 of debt to business associates into 88,560 Common Shares. In addition, the Company converted $159,278 of trade accounts payable owed to vendors into 40,000 Common Shares.

     Also in fiscal 1998, TTI issued 5,450,220 Common Shares and 7,500 Class B Common Shares in exchange for 780 shares of TES Capital Stock.

13.  Stock Options

     The Company established a stock option plan in fiscal 1998, to provide additional incentives to its officers and employees. Eligible persons are determined by management. Each option granted under the plan shall be exercisable only during a fixed term from the date of grant as specified by management, but generally equal to 10 years. Options are fully vested on the date of grant. In fiscal 1998, the Board of Directors approved the issuance of up to 54,750 options to acquire common shares of which 43,750 options were granted during the year.

     A summary of outstanding options as of March 31, 1998, and changes during the year ended on March 31, 1998, is presented below:

                                                                                           Weighted-Average
                                                                  Options                   Exercise Price
       Outstanding at beginning of year                                 -                       $     -
         Granted                                                   43,750                          1.00
         Exercised                                                (28,459)                         1.00
         Forfeited                                                      -                             -
                                                                 --------                       -------
       Outstanding at end of year                                  15,291                       $  1.00
                                                                 ========                       =======
     Options exercisable at year end                               15,291                       $  1.00
                                                                 ========                       =======
       Weighted-average fair value per
         share of options granted
         during the year                                           43,750                       $  3.50
                                                                 ========                       =======

     The following table summarizes information about stock options at March 31, 1998:


                                      Options Outstanding                       Options Exercisable
                                      -------------------                       -------------------
                                                   Weighted-Average
                                  Number              Remaining             Number          Weighted-Average
            Range of            Outstanding          Contractual          Exercisable           Exercise
         Exercise Price      at March 31, 1998           Life          at March 31, 1998         Price
             $1.00                15,291              1.33 years            15,291               $1.00

     The Company recorded compensation expense of $109,375 related to options granted in August 1997, as the exercise price of the options was less than the initial share value of the Company's common stock at grant date. Had compensation cost for the Company's plan been determined consistent with the method of SFAS 123, the Company's net loss would have remained the same for fiscal 1998.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend growth rate of 0%; expected volatility of 1.327; risk-free interest rate of 5.71%; and expected lives of two years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The following table sets forth information concerning each of the Company's executive officers.

          Name                           Position with Registrant
          ----                           ------------------------
          William A. Tice                President, Chairman of the Board,
                                         Director

          Karen A. Walton                Vice President, Secretary/Treasurer,
                                         Director

          Sarah Y. Sheppeard             Director

          Billie Joe Clayton             Director

     William A. Tice, age 53, has been a Director of TTI since its incorporation in June 1996. He currently serves as President, Chairman of the Board, and a Director of both TTI and TES. He has held these positions with TES since 1972 when he purchased the business from his father. Mr. Tice received Associate Degrees in Accounting and Business Administration from Knoxville Business College in 1973. He has over 30 years experience in the sewing industry.

     Karen A. Walton, age 37, has been a Director of TTI since its incorporation in June 1996. She currently serves as Vice President, Secretary/Treasurer, CFO, and a Director of both TTI and TES. She has been Secretary and a Director of TES since 1983, Treasurer from December 1983 to June 1986 and since July 1996 and an employee since 1978. She became General Manager and a Vice President of TES in 1988. Ms. Walton became a Licensed Public Accountant in 1989, but due to her employment with a single company has ceased maintaining the license. Ms. Walton received Associates Degrees in Accounting and Computer Programming from Draughon's Junior College in Knoxville, Tennessee in 1986.

     Sarah Y. Sheppeard, age 41, has been a Director of TTI since its incorporation in June 1996 and a Director of TES since 1995. She is currently a partner with the Knoxville law firm of Sheppeard & Swanson and has held such position since April 1994. Prior to forming her current firm, she was a partner with the Knoxville law firm of Sheppeard and Susano from 1989 to 1994. Prior to that, she was a sole practitioner since leaving Lockridge & Becker, P.C. in 1985. She received her J.D. from the University of Tennessee College of Law in 1979 and a B.S. also from the University of Tennessee in 1976.

     Billie Joe Clayton, age 61, became a Director of TTI and TES in August 1996. Mr. Clayton is currently the Chief Executive Officer of Clayton Motors, Inc. and affiliated companies and has held such position since 1961. He is also a Director and Vice Chairman of the Board of Clayton Homes, Inc. since 1985. He is a Regional Director for First Tennessee Bank.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, officers, and persons who beneficially own more than ten percent of the Common Shares (each, a "Reporting Person") to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to the Exchange Act. Based solely upon a review of the forms and amendments thereto furnished to the Company during the fiscal year ended March 31, 1998, the Company believes that each Reporting Person complied with all applicable filing requirements during such fiscal year with the exception that: (i) William A. Tice, who is an executive officer and director, inadvertently failed to timely file six Form 4s relating to forty-one transactions and filed an amended Form 4 to reflect one transaction inadvertently left off a timely filed Form 4; (ii) Karen A. Walton, who is an executive officer and director, inadvertently failed to timely file one Form 4 relating to four transactions; and (iii) Billie Joe Clayton, who is a director, inadvertently failed to timely file one Form 4 relating to two transactions.

Item 11.  Executive Compensation.

     The following table sets forth the compensation of the President (the Chief Executive Officer) for the fiscal years ending March 31, 1998, 1997, and 1996.


                                Summary Compensation Table
                                --------------------------

                                            Annual Compensation
                                            -------------------

         Name and                                                          Other Annual
    Principal Position         Year      Salary ($)(1)     Bonus ($)    Compensation ($)(2)
    ------------------         ----      -------------     ---------    -------------------
William A. Tice, President,    1998         130,000           -0-             30,319
 Chief Executive Officer       1997         105,000           -0-             58,097
                               1996          75,000           -0-             29,600

(1) The 1998 salary includes $25,000 of accrued payroll that will be either paid or converted to a note payable as subordinate debt in the current fiscal year as cash flow permits.

(2) Other annual compensation includes life insurance premiums on split dollar (for 1998, $15,602; for 1997, $46,228; and for 1996, $17,780), regular life insurance (for 1998, $9,695; for 1997, $9,695; and for 1996 $9,695), health insurance premiums (for 1998, $2,022; for 1997, $1,274; and for 1996,
     $2,125), and 401(k) Plan match (for 1998, $3,000; and for 1997, $900) which is the same percentage of employer contribution match offered to other employees. The Company provides Mr. Tice with the use of a 1989 Mercedes 420 SEL; he pays the expenses of operation. Mr. Tice also received interest on certain notes reflecting funds loaned to TES as subordinate debt.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information with respect to ownership of issued and outstanding stock and warrants of the Company by management and 5% or greater shareholders as of June 30, 1998:


                                                                         Total Number of      Percent
                                                                         Securities Owned       of
        Name and Address                   Title of Class                  Beneficially      Class (1)
        ----------------                   --------------                  ------------      ---------
------------------------------------------------------------------------------------------------------

William A. Tice (1)               Common Shares                              5,801,610          87%
7610 Breckenridge Ln.             Class B Common Shares                        750,000         100%
Knoxville, TN                     Common Stock Purchase Warrants                   -0-           0%
------------------------------------------------------------------------------------------------------

Billie Joe Clayton (2)            Common Shares                                 41,900           *%
817 Laurel Hill Road              Class B Common Shares                            -0-           0%
Knoxville, TN                     Common Stock Purchase Warrants                   -0-           0%
------------------------------------------------------------------------------------------------------

Karen Ann Walton (3)              Common Shares                                 10,837           *%
7633 Breckenridge Ln.             Class B Common Shares                            -0-           0%
Knoxville, TN                     Common Stock Purchase Warrants                   -0-           0%
------------------------------------------------------------------------------------------------------

P. Bradley Walker (4)             Common Shares                                    -0-           0%
Drawer 88, Walker Creek Rd.       Class B Common Shares                            -0-           0%
Walker, WV 26180-9948             Common Stock Purchase Warrants                88,000         8.8%
------------------------------------------------------------------------------------------------------

Walker Group, The                 Common Shares                                    -0-           0%
Drawer 88, Walker Creek Rd.       Class B Common Shares                            -0-           0%
Walker, WV 26180-9948             Common Stock Purchase Warrants                52,000         5.2%
------------------------------------------------------------------------------------------------------

Monogenesis Corporation           Common Shares                                 30,500           *%
Drawer 88, Walker Creek Rd.       Class B Common Shares                            -0-           0%
Walker, WV 26180-9948             Common Stock Purchase Warrants               188,000        18.8%
------------------------------------------------------------------------------------------------------

*  Less than 1%

(1) Mr. Tice is President, Chairman of the Board and a director of the Company. See "Management." The number of Common Shares listed for Mr. Tice includes 750,000 Common Shares which he would receive if he converted his Class B Common Shares.

(2) Mr. Clayton became a director of the Company in 1996. These are the Common Shares that Mr. Clayton received upon conversion of certain debt to equity. See "Management - Certain Transactions."

(3) Ms. Walton is Vice President, Secretary/Treasurer and a director of the Company. See "Management." The shares listed are composed of 5,537 shares which she received upon exercise of part of an employee stock option granted August 1, 1997. The balance, 5,300 shares, are shares which Ms. Walton is entitled to receive if she exercises the balance of the employee options granted to her to date. The terms and conditions of the options are the same as for other employees who hold options.

(4) The Warrants reflected for Mr. Walker include the Warrants held by The Walker Group, Inc.

Item 13.  Certain Relationships and Related Transactions.

     Management believes that all of the transactions listed below are at least as fair as a similar transaction with an unaffiliated third party would have been.

     During the last three years, Mr. Tice has loaned the Company money on which debt he has received interest at a rate of 10% per annum. For fiscal years ending March 31, 1998, 1997 and 1996 he received interest totaling $21,092, $7,322 and $11,628 respectively.

     Ms. Sheppeard is corporate counsel for the Company and provides legal services to Mr. Tice from time to time.

     Mr. Clayton loaned the Company $130,000 at an interest rate of 10% per annum and converted the principal and interest through December 15, 1996 into 44,990 Common Shares of the Company at a rate of $3.00 per share.

     Mr. John Burchill who is an employee and general manager of the Company loaned the Company $10,000 at an interest rate of 10% per annum and converted the principal and interest through December 15, 1996 into 3,491 Common Shares of the Company at a rate of $3.00 per share.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)(1) Financial Statements (See Item 8)

            (i)  Reports of Independent Accountants
            (ii) Consolidated Balance Sheets - March 31, 1998 and 1997
            (ii) Consolidated Statements of Operations - For the years ended
                 March 31, 1998, 1997 and 1996.
            (iv) Consolidated Statements of Changes in Stockholders' Equity -
                 For the years ended March 31, 1998, 1997 and 1996
            (v) Consolidated Statements of Cash Flow - For the years ended March 31, 1998, 1997 and 1996
            (iv) Notes to Financial Statements

        (2)  None

        (3)  Exhibits Index


------------------------------------------------------------------------------------------------------
                                                                              Exhibit            Page
                                                                            Table Number        Number
                                                                            ------------        ------
------------------------------------------------------------------------------------------------------

I.    Plan of Acquisition, Reorganization, Arrangement,                          2
      Liquidation or Succession
------------------------------------------------------------------------------------------------------

      (i)   Stock Purchase Agreement and Plan of Reorganization                                   +
            (including all schedules)
------------------------------------------------------------------------------------------------------

II.   Articles of Incorporation and Bylaws                                       3
------------------------------------------------------------------------------------------------------

      (i)   Certificate of Incorporation of Tice Technology, Inc.                                 +
------------------------------------------------------------------------------------------------------

      (ii)  Bylaws of Tice Technology, Inc.                                                       +
------------------------------------------------------------------------------------------------------

III.  Instruments Defining the Rights of Security Holders                        4
------------------------------------------------------------------------------------------------------

      (i)   Common Stock Purchase Warrant Agreement Between Tice                                  x
            Technology, Inc. and Warrant Agent
------------------------------------------------------------------------------------------------------

IV.   Material Contracts                                                        10
------------------------------------------------------------------------------------------------------

      (i)   Agreement Between Tice Technology, Inc. and Transfer                                  *
            Agent
------------------------------------------------------------------------------------------------------

      (ii)  Patent, Technical Data and Assistance License Between                                 x
            Tice Engineering and Sales, Inc. and Brother Industries,
            Ltd.
------------------------------------------------------------------------------------------------------

V.    Subsidiaries of the Registrant                                            21                *
------------------------------------------------------------------------------------------------------

VI.   Financial Data Schedule                                                   27               49
------------------------------------------------------------------------------------------------------

* Included in original filing of Registration Statement by Tice Technology, Inc. effective on August 1, 1997 and incorporated by reference herein.

+ Included in Pre-Effective Amendment No. 1 to the Registration Statement and incorporated by reference herein.

x Included in Pre-Effective Amendment No. 2 to the Registration Statement and incorporated by reference herein.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tice Technology, Inc.

    /s/ William A. Tice
By: ___________________________________________________________ on July 15, 1998
    William A. Tice, President, Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William A. Tice
_______________________________________________________________ on July 15, 1998
William A. Tice, President, Chief Executive Officer, Director

/s/ Karen A. Walton
_______________________________________________________________ on July 15, 1998
Karen A. Walton, Chief Financial Officer, Director

/s/ Billie Joe Clayton
_______________________________________________________________ on July 15, 1998
Billie Joe Clayton, Director