Form 10-Q
period 1998-06-30
TICE TECHNOLOGY INC
filed 1998-08-14
CIK 1020676

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                        Commission File Number 333-11591


                             Tice Technology, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                    62-1647888
  (State of incorporation)               (IRS Employer Identification Number)

                                 ------------

                           6711 Maynardville Highway
                           Knoxville, Tennessee 37918
                    (Address of principal executive office)

                                 (423) 925-4501
              (Registrant's telephone number, including area code)

                                 ------------

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

     The number of shares outstanding of each of the registrants' classes of common stock on August 10, 1998 were 5,919,889 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                                                                        Page
                                                                        ----

Condensed Consolidated Balance Sheets -- As of June 30, 1998               2
     and March 31, 1998

Condensed Consolidated Statements of Operations -- For the Three Months    4
     Ended June 30, 1998 and 1997

Condensed Consolidated Statements of Cash Flows -- For the Three Months    5
     Ended June 30, 1998 and 1997

Notes to Condensed Consolidated Financial Statements                       6

                      Tice Technology, Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets
                     -------------------------------------

                                                      June 30,   March 31,
                                                        1998     1998 (1)
                                                          (unaudited)
Assets

Cash and cash equivalents                           $   35,457  $   19,063
Accounts receivable                                    210,441     192,615
Note receivable                                          7,449      11,993
Prepaid expenses                                        15,294       9,013
Inventory, net                                         391,413     394,116
                                                    ----------  ----------

   Total current assets                                660,054     626,800

Property and equipment:
 Land                                                  130,000     130,000
 Equipment                                             530,581     528,740
 Vehicles                                              124,599     124,599
                                                    ----------  ----------

   Total property and equipment                        785,180     783,339

Less accumulated depreciation                         (605,779)   (603,700)
                                                    ----------  ----------

   Property and equipment, net                         179,401     179,639

Patents, net                                           173,824     174,462
Note receivable from related party                      79,610      79,610
Other assets                                            46,018      41,818
                                                    ----------  ----------

   Total assets                                     $1,138,907  $1,102,329
                                                    ==========  ==========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

(1) The March 31, 1998 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

                      Tice Technology, Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets
                     -------------------------------------

                                                              June 30,     March 31,
                                                               1998        1998 (1)
                                                                  (unaudited)
Liabilities and Stockholders' Deficit

Notes payable and current maturities of long-term debt      $   304,237   $   255,039
Accounts payable                                                294,626       304,448
Accrued liabilities                                              54,000        38,815
Notes payable to related parties                                  8,117         8,741
                                                            -----------   -----------

  Total current liabilities                                     660,980       607,043

Notes payable to related parties                                610,320       556,310
                                                            -----------   -----------

  Total liabilities                                           1,271,300     1,163,353
                                                            -----------   -----------

Stockholders' deficit:

Capital stock, no par value, 2,000 shares authorized,
 780 shares issued and outstanding at March 31,
 and June 30, 1998                                               13,493        13,493
Common Shares, par value $.01, 30,000,000 shares authorized,
 5,907,639 and 5,919,889 shares issued and outstanding
 at March 31, and June 30, 1998, respectively                    59,199        59,076
Class B Common Shares, convertible, par value $.01,
 5,000,000 shares authorized, 750,000 shares issued
 and outstanding at March 31, and June 30, 1998                   7,500         7,500
Class D Common Shares, convertible, par value $.01,
 600,000 shares authorized, none issued or outstanding
 at March 31, and June 30, 1998                                       -             -
Preferred Shares, par value $.01, 10,000,000 shares
 authorized, none issued or outstanding at March 31,
 and June 30, 1998                                                    -             -
Additional paid in capital                                    1,628,602     1,603,727

Accumulated deficit                                          (1,841,187)   (1,744,820)
                                                            -----------   -----------

  Total stockholders' deficit                                  (132,393)      (61,024)
                                                            -----------   -----------

   Total liabilities and stockholders' deficit              $ 1,138,907   $ 1,102,329
                                                            ===========   ===========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

(1) The March 31, 1998 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

                      Tice Technology, Inc. and Subsidiary
                Condensed Consolidated Statements of Operations
                -----------------------------------------------

                                                       For the three months
                                                          ended June 30,
                                                         1998        1997
                                                           (unaudited)

Operating revenues:
     Sales and service                                 $182,308    $248,920
     License fees                                             -     250,000
     Royalties                                           47,456           -
                                                       --------    --------

          Total operating revenues                      229,764     498,920

Operating expenses:
     Cost of revenues                                   119,632     215,426
     Research and development                            53,458      45,379
     Selling, general, administrative                   129,141     236,543
                                                       --------    --------

          Total operating expenses                      302,231     497,348

Operating income (loss)                                 (72,467)      1,572

Other expense:
     Interest expense - related parties                 (14,019)     (4,602)
     Interest expense                                    (4,578)     (8,244)
     Other income (expense)                                (558)      2,637
                                                       --------    --------

          Total other expense                           (19,155)    (10,209)
                                                       --------    --------

Loss before income tax                                  (91,622)     (8,637)
Provision for income taxes                                4,745       5,000
                                                       --------    --------

Net loss                                               $(96,367)   $(13,637)
                                                       ========    ========

     Basic and diluted loss per share                  $  (0.01)   $  (0.00)
                                                       ========    ========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                      Tice Technology, Inc. and Subsidiary
                Condensed Consolidated Statements of Cash Flows
                -----------------------------------------------

                                                            Three months ended
                                                          June 30,      June 30,
                                                            1998          1997
                                                               (unaudited)

Net cash used by operating activities                    $(108,661)    $ (17,116)
                                                         ---------     ---------


Cash flows from investing activities:
 Capital expenditures                                       (1,841)       (2,357)
 Additions to patents and other assets                        (686)      (12,132)
                                                         ---------     ---------

   Net cash used by investing activities                    (2,527)      (14,489)
                                                         ---------     ---------


Cash flows from financing activities:
 Net proceeds of notes payable to related parties           54,010        34,574
 Net proceeds (payments) of notes payable                   48,574       (10,341)
 Proceeds from issuance of stock                            24,998             -
                                                         ---------     ---------

   Net cash provided by financing activities               127,582        24,233
                                                         ---------     ---------

   Net increase (decrease) in cash and cash equivalents     16,394        (7,372)

Cash and cash equivalents, beginning of period              19,063        69,393
                                                         ---------     ---------

Cash and cash equivalents, end of period                 $  35,457     $  62,021
                                                         =========     =========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

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

   These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as of and for the period ended March 31, 1998.

   The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of June 30, 1998 and the results of its operations and its cash flows for the three month periods ended June 30, 1998 and 1997. All such adjustments are of a normal recurring nature.

2. Results of Operations

   The results of operations for the three month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the respective full years.

3. Inventory

   Inventory consists of the following:

                                           June 30,    March 31,
                                             1998        1998
                                           ---------   ---------
          Raw Materials                    $ 344,806   $ 363,472
          Work In Process                     67,939      66,410
          Finished Goods                      98,668      84,234
                                           ---------   ---------

                                             511,413     514,116
          Reserve for Obsolescence          (120,000)   (120,000)
                                           ---------   ---------

          Inventory                        $ 391,413   $ 394,116
                                           =========   =========

4.   Loss per Share

     Effective December 31, 1997, the Company adopted SFAS 128, Earnings Per Share. Under SFAS 128, basic and diluted loss per share were $(0.01) and $(0.00) for the respective three month periods ended June 30, 1998 and 1997. Basic loss per share was computed by dividing net loss applicable to common stock by the weighted average common shares outstanding during each period. Diluted loss per share was computed by dividing net loss applicable to common stock plus the effect of assumed conversion of debt by weighted average common shares outstanding plus dilutive potential common shares. Potential common shares are not included in the computation of diluted per share amounts in periods when the Company reports a loss. Basic and diluted loss per share are the same for both classes of TTI common stock (thus they are not presented separately) because both have noncumulative dividend rights of which none were available for distribution under the terms of the Certificate of Incorporation. Due to the Company's recapitalization in August 1997, all common share and per share amounts in the accompanying financial statements have been restated. Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:

                                                   June 30, 1998   June 30, 1997
          Loss:
          Basic and diluted:
            Loss available to common stockholders   $  (96,367)     $  (13,637)
                                                    ===========     ===========

          Shares:
          Basic and diluted:
             Weighted average common
               shares outstanding                      6,662,440       5,962,500
                                                    ============    ============

5.   Effect of New Accounting Pronouncements

     In June 1997, the FASB issued SFAS 130, Reporting Comprehensive Income, and SFAS 131, Disclosures About Segments of an Enterprise and Related Information, both of which are effective for fiscal years beginning after December 31, 1997. In February 1998, the FASB issued SFAS 132, Employers' Disclosures About Pensions and Other Postretirement Benefits, which is also effective for fiscal periods beginning after December 15, 1997. In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company expects that SFAS 130 and 132 will have no material impact on the financial statements of the Company. SFAS 131 and 133 will have no impact on the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     The following analysis of the financial condition and results of operations of Tice Technology, Inc. ("TTI") and its subsidiary, Tice Engineering and Sales, Inc. ("TES"), collectively referred to as the "Company," should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included herein.

     Since 1964, TES has been developing products, which provide technical solutions to problems relating to the manufacturing process of various companies with a primary concentration in the sewing industry. TES researches, designs, develops, test, manufactures and markets specialized high technology, garment production line stitching machines and related equipment. TES markets its products worldwide directly to existing customers as well as through its dealer network. Ninety-five percent (95%) of TES's customers are repeat customers with much of its product line having been produced to address the problems of a particular customer. TES generally retains the right to market the resulting equipment to other customers with similar requests. TES also obtains patents on a majority of its products and licenses its technology on a non-exclusive basis to customers who want to manufacture various products using the technology developed and patented by TES.

     TTI was formed on June 21, 1996, to acquire and hold all of the issued and outstanding stock of TES. When TTI's registration statement became effective on August 1, 1997, all the TES shares were exchanged for shares of TTI. TTI's only activity through August 1, 1997 was in conjunction with the incorporation and registration process.

Results of Operations

     The Company's revenues historically have been generated primarily from the sales of its products and services, with service revenues representing less than 1% of such revenues. Since TES obtained a patent on its electronic gearing technology in 1995 and in 1997 began licensing the non-exclusive rights to manufacture equipment using the technology to other manufacturers, TES has begun receiving license fees and royalties. The three months of fiscal 1998 ending June 30, 1997 reflect the receipt of revenues from license fees as TES's licensee introduced a second category of industrial sewing machine to market which incorporated TES's electronic gearing technology and know-how. The three months of fiscal 1999 ending June 30, 1998 reflect the recording of revenues due from royalties on two categories of machines sold by the licensee during the period. Management expects that during the next two years license fee revenue will become a larger portion of total revenues for the Company. The principal reason for the expected growth in this area is the anticipation of additional earnings under the license agreement currently in place with Brother Industries, Ltd. of Nagoya, Japan as well as expected additional license agreements currently under negotiation.

     The Company's product sales and service revenues have previously been largely attributable to sales to three primary customers. These three customers represented 79% of product sales revenue in the first three months of fiscal 1998, whereas the same three customers represented 55% of product sales revenue in the first three months of fiscal 1999. This decrease in percentage was the result of a decrease in sales to two of the three primary customers as product upgrades delayed pending orders until the second quarter of fiscal 1999. This also resulted in decreased international sales, as one of the primary customers is a Latin American distributor for TES's products. There are no gains or losses included in operations related to foreign currency exchanges due to the terms of international sales which require payment in U.S. currency. Sales levels to the two primary customers are expected to increase in the current quarter as product upgrades are completed and pending orders are confirmed.

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in the Company's unaudited condensed consolidated statements of operations.

                                                 Percentage of Total Revenues
                                                     For the three months
                                                        ended June 30.
                                                     1998          1997
                                                     ----          ----
                                                         (unaudited)
Operating revenues:
     Sales and service                               79.4%          49.9%
     License fees                                     0.0%          50.1%
     Royalties                                       20.6%           0.0%
                                                    -----         ------

          Total operating revenues                  100.0%        100.00%

Operating expenses:
     Cost of revenues                                52.1%          43.2%
     Research and development                        23.2%           9.1%
     Selling, general, administrative                56.2%          47.4%
                                                    -----         ------

          Total operating expenses                  131.5%          99.7%

Operating income (loss)                             (31.5)%          0.3%

Other expense:
     Interest expense - related parties              (6.1)%         (0.9)%
     Interest expense                                (2.0)%         (1.7)%
     Other income (expense)                          (0.2)%          0.5%
                                                    -----         ------

          Total other expense                        (8.3)%         (2.1)%
                                                    -----         ------

Loss before income tax                              (39.8)%         (1.8)%
Provision for income taxes                            2.1%           1.0%
                                                    -----         ------

Net loss                                            (41.9)%         (2.8)%
                                                    =====         ======

Three Months Ended June 30, 1998 and June 30, 1997

     Total Revenues. Total revenues for the first quarter of fiscal 1999 which ended June 30, 1998 decreased by approximately $269,000 to $229,764 from $498,920 in the first quarter of the previous year. This decrease was largely the result of the recording of $250,000 in license fee income in the first quarter of the 1998 year whereas the first quarter of the 1999 year had no comparable income. Royalty income amounted to $47,456 for the first quarter of fiscal 1999 as a result of the licensee royalty reporting period changing in February 1998 from semi-annual reporting to quarterly reporting, although royalty payments are still due semi-annually. Product sales and service revenues were down 26.8% to $182,308 in the first quarter of fiscal 1999 as compared to $248,920 in the same period of fiscal 1998.

     Sales of the Automatic J-Tackers increased in the first quarter of fiscal 1999 representing 41.3% of total product revenue as opposed to 14% of product revenue in the same period of the prior year. This increase resulted from an upgrade to the equipment which was completed and available to customers early in the first quarter of fiscal 1999. The Single Needle Belt Loop Machine represented 19.3% of sales in the first quarter of fiscal 1999, whereas the Single Needle Belt Loop Machine and Label Loader/Folders represented 34.5% and 15% respectively of total product sales in the first quarter of the prior year. A reduction in sales of these two products was also the result of product upgrades that have been completed in the current quarter. Remaining product sales in both periods were generated from a mix of TES's other traditional products. The timing of sales of a particular product from period to period may fluctuate greatly depending on customer needs. Typically a customer will replace or upgrade a particular piece of equipment throughout one plant in one quarter as their budget permits and therefore product sales broken down by item by period is not necessarily indicative of the total sales volume of that item for the year. The above products are all part of the Company's traditional product line, and are continually upgraded to meet changing customer
requirements.   Products that are frequently upgraded to meet changing customer specifications are generally produced in two segments. The first segment consists of the base unit that can be fitted to the needs of several customers. The second segment consists of the few parts added to the base unit which meet customer's specifications, although several customers may also use the same specifications. The second segment is generally produced per order, therefore reducing the potential for significant obsolete inventory.

     Cost of Revenues. Cost of revenues decreased approximately 44% to $119,632 in the first quarter of fiscal 1999 from $215,426 in the first quarter of fiscal 1998. This was the result of an approximate $100,000 increase in material purchases during the first quarter of fiscal 1998 which were directly related to the increase in sales revenues for that period. Cost of revenues as a percentage of total product and service revenues decreased from 86.5% in the 1998 period to 65.6% in the 1999 period as a result of decreases in total overhead costs allocated to the cost of revenues which primarily related to decreased salary and related benefits as officer salaries were paid in the 1998 period as cash flow permitted and have since been adjusted to be either paid or accrued quarterly.

     Research and Development. Research and development costs increased by 17.8% to $53,458 in the first quarter of fiscal 1999 from $45,379 in the first quarter of fiscal 1998 due to increases in salary and related benefits relating to engineering which became effective in the second quarter of fiscal 1998. The research and development department focuses on advancing the electronic gearing technology as well as improving the performance of current products, developing new products both with and without the electronic gearing technology, and expanding the electronic gearing technology to serve new markets.

     Selling, General and Administrative. Selling, general and administrative expenses decreased by approximately $100,000 or 45.4% to $129,141 in the first quarter of fiscal 1999 from $236,543 in the first quarter of fiscal 1998. Salary and related benefits were higher in the 1998 period, as officer salaries were paid as cash flow permitted and have since been adjusted to be either paid or accrued quarterly. The 1998 period reflected approximately $40,000 in organization and registration expenses not incurred in the 1999 period, which were related to the registration process. Legal and accounting fees totaled $36,544 in the first quarter of fiscal 1998 as opposed to $15,214 in the first quarter of fiscal 1999 due to the prior year audit involving a change of auditors.

     Operating Income (Loss). Operating income totaled $1,572 for the first quarter of fiscal 1998 as opposed to an operating loss of $72,467 for the first quarter of fiscal 1999. This loss resulted primarily from the reduced sales in the 1999 period as well as the fact that the 1999 period did not have license fee income as in the same period of the prior year. The license fee income and royalty income have no associated costs.

     Interest Expense and Interest Expense - Related Parties.  Interest expense
- related parties increased 205% from $4,602 in the 1998 period to $14,019 in the 1999 period as TES incurred additional indebtedness from related parties subsequent to June 30, 1997. Interest expense decreased by 44.5% to $4,578 in the first quarter of 1999 from $8,244 in the first quarter of 1998 as the result of the conversion of $119,910 of notes to Common Shares of the Company in the second quarter of fiscal 1998.

Liquidity and Capital Resources

     Since its inception, the Company has financed its operations through a combination of cash flow from operations, bank borrowings and borrowings from individuals. The Company's capital requirements have arisen primarily in connection with purchases of fixed and intangible assets, and the Company makes significant expenditures each year for research and development and marketing new technology.

     Net cash used by operating activities was $108,661 in the first quarter of fiscal 1999 and $17,116 in the first quarter of fiscal 1998. The primary cause of the net use of cash from operations was the operating loss of $72,467 in the first quarter of fiscal 1999 and the operating income of only $1,572 in the first quarter of fiscal 1998 offset by increases and decreases in working capital items.

     Net cash used by investing activities was $2,527 in the 1999 period and $14,489 in the 1998 period. Primary use of funds were related to capital expenditures, patents and notes receivable. Capital expenditures totaled approximately $1,800 in the 1999 period and $2,300 in the 1998 period. Capital expenditures are expected to increase over the next year during which time the Company expects to move from its existing facility. See "Future Operations."

     Net cash provided by financing activities was $127,582 in the 1999 period and $24,233 in the 1998 period. The cash provided by financing activities in both periods was related to proceeds from notes payable issued to related parties and others.

     The Company's principal commitments at June 30, 1998 consisted primarily of notes payable to related parties as well as other notes payable. The Company used the proceeds of these notes to provide working capital for operations and for the continuing development of the electronic gearing technology as well as to fund the costs of license and royalty agreement negotiations and the registration of securities of the Company. Several of these notes were extended to retain working capital. On August 1, 1997, the effective date of the registration statement, $145,770 of notes payable to related parties and $119,910 of notes were converted to 88,560 Common Shares of the Company at $3.00 per share. Remaining notes payable, with interest rates ranging from 10% to prime plus 1% are due in fiscal 1999. The Company plans to extend the remaining related party notes payable if working capital is not sufficient to repay the loans. Due to the continuing demand for the new technology, management is actively seeking up to a $2,000,000 line of credit to provide funds for the tooling, inventory and additional personnel needed to meet the industry's demands for the new technology. There are no significant restrictive covenants relating to the existing notes payable, although several of the notes are personally guaranteed by the President of the Company.

Effect of Recently Issued Accounting Standards

     In June 1997, the FASB issued SFAS 130, Reporting Comprehensive Income, and SFAS 131, Disclosures About Segments of an Enterprise and Related Information, both of which are effective for fiscal years beginning after December 31, 1997. In February 1998, the FASB issued SFAS 132, Employers' Disclosures About Pensions and Other Postretirement Benefits, which is also effective for fiscal periods beginning after December 15, 1997. In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company expects that SFAS 130 and 132 will have no material impact on the financial statements of the Company. SFAS 131 and 133 will have no impact on the Company.

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

Future Operations

     Management believes that its traditional products will continue to generate sales revenue and that TES will continue to solve other problems for customers as they arise in their manufacturing processes. New product developments such as the label loader/folder for woven labels and upgrades to existing equipment using traditional technology, are expected to keep the traditional product line competitive as the Company continually works on developing products that its competitors have not attempted or have failed to develop. In addition, management believes that there is a great demand for products incorporating the electronic gearing technology. The Company is in various stages of design and development on machines using the electronic gearing technology including a three-dimensional stitching machine for automotive air bags, a multi-head buttonhole machine, a multi-head button sewing machine, a single needle plain sewer and a heavy duty ring spinning machine.

     The Company has recently completed the first production felling machine, incorporating the electronic gearing technology, which was developed under a joint development agreement with a major denim manufacturer. The Company plans to exhibit this machine, as well as other products containing the patented electronic gearing technology and products from its standard product line at the 1998 Bobbin World Show to be held in Atlanta, Georgia during September 1998.

     As the demand for the electronic gearing technology is growing, the Company is making preparations to meet the existing and expected future demands of its research and development efforts. Management is actively seeking financing of up to $2,000,000 to provide funds for the tooling, inventory and additional personnel needed to meet the industry's demands for this technology.

     The Company anticipates that income from license fees and royalty revenues will increase over the next several years as its existing licensee introduces new electronically geared equipment to the market, as additional manufacturers license the technology, and as royalty revenues increase based on the increased sales of products by the current licensee and royalties are generated by potential additional licenses.

     To provide for continued growth, the Company plans to build a new facility that should provide sufficient space for the Company's needs both short and long term. The Company owns undeveloped land which is currently being offered for sale due to management's recent determination that the property would only meet short-term growth needs. The estimated cost of building the new facility is $1,600,000. Assuming sufficient capital is available, the Company plans to construct the facility during the 1999 calendar year. The cost of the land and facility is expected to be funded through a combination of cash received from the sale of current property, cash flows from operations and financing.

     As of June 30, 1998, the Company had backlog orders it believes to be firm totaling approximately $126,000 for equipment using traditional technology.
This backlog of orders is expected to be completed by August 30, 1998. In addition, the Company has received indications of interest for additional orders totaling approximately $750,000 relating to products, other than the felling machine, using the electronic gearing technology upon completion of production models and $1,176,000 for new products currently being developed using traditional technology. There is no assurance that these indications of interest will become firm orders.

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

     The Company believes that future results of operations will be influenced by a number of factors including general economic conditions, dependence on key customers and market acceptance of new technology. Because of these factors, as well as other factors, historical results should not be relied on as an indicator of future performance.

Factors Relating to Forward-Looking Statements

     Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform

Act of 1995. In addition, words such as "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company or events, or timing of events, relating to the Company to differ materially from any future results, performance, or achievements of the Company or events, or timing of events, relating to the Company expressed or implied by such forward-looking statements. The Company cannot assure that it will be able to anticipate or respond timely to the changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's securities.

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

     Such other factors include, among others:

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

                          PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.

     On June 8, 1998 in a transaction not involving any public offering pursuant to 4(2) of the Securities Act of 1933, TTI sold 12,500 Common Shares to one individual for $2.00 per share. There was no underwriter or broker involved and no solicitation of any other potential investors.

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

     All of the shares and Warrants to be distributed by Monogenesis have been distributed. The selling shareholders may sell their shares from time to time at market price or in negotiated or other transactions. TTI believes that no selling shareholders that owns over 5% of TTI's Common Shares sold any Common Shares during the first quarter of fiscal 1999.

     Since August 1, 1997, the effective date of the registration statement, and prior to June 30, 1998, TTI has incurred for its account in connection with the issuance and distribution of the securities registered the following amounts:


                          Direct or Indirect
                        Payments to Directors,
                         Officers, Holders of
                           10% of Any Class
                             or of Stock        Direct or Indirect
                          Affiliates of TTI     Payments to Others
                        ----------------------  ------------------
Underwriting Discounts
 or Commissions                    0               $       (1)
Finders' Fees                      0                      0
Underwriter's Expenses             0                      0
Other Expenses                     0                175,940
                                  --               --------
  Total Expenses                  $0               $175,940(1)

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits Index

                                                                 Exhibit      Page
                                                              Table Number   Number
                                                              ------------   ------
I.  Plan of Acquisition, Reorganization, Arrangement,              2
    Liquidation or Succession
    (i) Stock Purchase Agreement and Plan of                                   +
        Reorganization (including all schedules)
II. Articles of Incorporation and Bylaws                           3
    (i) Certificate of Incorporation of Tice Technology,          (i)          +
        Inc.

                                                                 Exhibit      Page
                                                              Table Number   Number
                                                              ------------   ------
     (ii) Bylaws of Tice Technology, Inc.                         (ii)         +
III. Instruments Defining Rights of Security Holders               4
     (i) Common Stock Purchase Warrant Agreement                               x
         Between Tice Technology, Inc. and Warrant Agent
IV.  Financial Data Schedule                                       27          20

+ Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Tice Technology, Inc. which became effective August 1, 1997.

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

                              Tice Technology, Inc.

                              By: /s/ William A. Tice
                                  ----------------------------------------
                                  William A. Tice, President


                              Date: August 13, 1998
                                    --------------------------------------


                              By: /s/ Karen A. Walton
                                  ----------------------------------------
                                  Karen A. Walton, Chief Financial Officer


                              Date: August 13, 1998
                                    --------------------------------------