Form 10-Q
period 1998-09-30
TICE TECHNOLOGY INC
filed 1998-11-16
CIK 1020676

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

          -----------------------------------------------------------

                           6711 Maynardville Highway
                           Knoxville, Tennessee 37918
                    (Address of principal executive office)

                                 (423) 925-4501
              (Registrant's telephone number, including area code)

          -----------------------------------------------------------


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

     The number of shares outstanding of each of the registrants' classes of common stock on November 10, 1998 were 5,984,889 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                                                                                  Page
                                                                                  ----
Condensed Consolidated Balance Sheets -- As of September 30, 1998                  2
     and March 31, 1998

Condensed Consolidated Statements of Operations -- For the Three Months and the    4
     Six Months Ended September 30, 1998 and 1997

Condensed Consolidated Statements of Cash Flows -- For the Six Months              5
     Ended September 30, 1998 and 1997

Notes to Condensed Consolidated Financial Statements                               6

                     TICE TECHNOLOGY, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                      September 30,    March 31,
                                           1998        1998 (1)
                                                 (unaudited)
Assets

Cash and cash equivalents             $   14,085       $   19,063
Accounts receivable                      115,802          192,615
Note receivable                            2,822           11,993
Prepaid expenses                          31,174            9,013
Inventory, net                           374,915          394,116
                                      ----------       ----------

  Total current assets                   538,798          626,800

Property and equipment:
 Land                                    130,000          130,000
 Equipment                               532,098          528,740
 Vehicles                                124,599          124,599
                                      ----------       ----------

  Total property and equipment           786,697          783,339

Less accumulated depreciation           (608,040)        (603,700)
                                      ----------       ----------

  Property and equipment, net            178,657          179,639

Patents, net                             179,917          174,462
Note receivable from related party        79,610           79,610
Other assets                              50,218           41,818
                                      ----------       ----------


          Total assets                $1,027,200       $1,102,329
                                      ==========       ==========


     See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

(1) The March 31, 1998 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

                     TICE TECHNOLOGY, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                         September 30,       March 31,
                                                             1998            1998 (1)
                                                                  (unaudited)
Liabilities and Stockholders' Deficit

Notes payable and current maturities of long-term debt     $   315,590      $ 255,039
Accounts payable                                               260,727        304,448
Accrued liabilities                                             31,193         38,815
Notes payable to related parties                                43,117          8,741
                                                           -----------    -----------

  Total current liabilities                                    650,627        607,043

Notes payable to related parties                               690,941        556,310
Note payable                                                    11,382             --
                                                           -----------    -----------

  Total liabilities                                          1,352,950      1,163,353
                                                           -----------    -----------

Stockholders' deficit:

Capital stock, no par value, 2,000 shares authorized,           13,493         13,493
 780 shares issued and outstanding at March 31,
 and September 30, 1998
Common Shares, par value $.01, 30,000,000 shares authorized,    59,199         59,076
 5,907,639 and 5,919,889 shares issued and outstanding
 at March 31, and September 30, 1998, respectively
Class B Common Shares, convertible, par value $.01,              7,500          7,500
 5,000,000 shares authorized, 750,000 shares issued and
 outstanding at March 31, and September 30, 1998
Class D Common Shares, convertible, par value $.01,                  -              -
 600,000 shares authorized, none issued or outstanding
 at March 31, or September 30, 1998
Preferred Shares, par value $.01, 10,000,000 shares                  -              -
 authorized, none issued or outstanding at March 31,
 or September 30, 1998
Additional paid in capital                                   1,628,602      1,603,727

Accumulated deficit                                         (2,034,544)    (1,744,820)
                                                           -----------    -----------

  Total stockholders' deficit                                 (325,750)       (61,024)
                                                           -----------    -----------

   Total liabilities and stockholders' deficit             $ 1,027,200    $ 1,102,329
                                                           ===========    ===========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                     TICE TECHNOLOGY, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                                           For the three months         For the six months
                                                            ended September 30,         ended September 30,
                                                      1998                   1997        1998         1997
                                                              (unaudited)                   (unaudited)
Operating revenues:
 Sales and service                                  $ 162,021       $   280,362       $ 344,329   $   529,282
 License fees                                              --                --              --       250,000
 Royalties                                             27,953            12,908          75,409        12,908
                                                    ---------       -----------       ---------   -----------

   Total operating revenues                           189,974           293,270         419,738       792,190

Operating expenses:
 Cost of revenues                                     169,700           230,272         289,332       445,698
 Research and development                              46,489            41,944          99,947        87,323
 Selling, general, administrative                     146,706         1,544,140         275,847     1,780,683
                                                    ---------       -----------       ---------   -----------

   Total operating expenses                           362,895         1,816,356         665,126     2,313,704

Operating loss                                       (172,921)       (1,523,086)       (245,388)   (1,521,514)

Other expense:
 Interest expense - related parties                   (16,633)          (29,171)        (30,652)      (33,773)
 Interest expense                                      (1,299)          (26,166)         (5,877)      (34,410)
 Other income (expense)                                   291              (470)           (267)        2,167
                                                    ---------       -----------       ---------   -----------

   Total other expense                                (17,641)          (55,807)        (36,796)      (66,016)
                                                    ---------       -----------       ---------   -----------

Loss before income taxes                             (190,562)       (1,578,893)       (282,184)   (1,587,530)
Provision for income taxes                              2,795                --           7,540         5,000
                                                    ---------       -----------       ---------   -----------

Net loss                                            $(193,357)      $(1,578,893)      $(289,724)  $(1,592,530)
                                                    =========       ===========       =========   ===========

 Basic and diluted loss per share (Note 4)          $   (0.03)      $     (0.26)      $   (0.04)  $     (0.27)
                                                    =========       ===========       =========   ===========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                     TICE TECHNOLOGY, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                                      Six months ended
                                                              September 30,      September 30,
                                                                   1998              1997
                                                                         (unaudited)
Net cash provided (used) by operating activities           $   (234,748)        $     212,764
                                                           ------------         -------------
Cash flows from investing activities:
 Proceeds from sale of fixed assets                                  --                   824
 Capital expenditures                                            (3,358)               (4,697)
 Additions to patents and other assets                           (8,103)              (20,842)
                                                           ------------         -------------

   Net cash used by investing activities                        (11,461)              (24,715)
                                                           ------------         -------------


Cash flows from financing activities:
 Net proceeds (payments) of notes payable to related parties    169,631               (80,184)
 Net proceeds (payments) of notes payable                        46,602              (141,346)
 Proceeds from issuance of stock                                 24,998                     -
                                                           ------------         -------------

   Net cash provided (used) by financing activities             241,231              (221,530)
                                                           -------------        -------------

   Net decrease in cash and cash equivalents                     (4,978)              (33,481)

Cash and cash equivalents, beginning of period                   19,063                69,393
                                                           ------------         -------------

Cash and cash equivalents, end of period                    $    14,085          $     35,912
                                                           ============         =============
Noncash investing and financing activities:
 During the second quarter, the Company converted
  $24,707 of accounts payable into notes payable.


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

     The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of September 30, 1998 and the results of its operations and its cash flows for the three month periods and six month periods ended September 30, 1998 and 1997. All such adjustments are of a normal recurring nature.

2.   RESULTS OF OPERATIONS

     The results of operations for the three month periods and six month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the respective full years.

3.   INVENTORY

     Inventory consists of the following:

                                                 September 30,  March 31,
                                                     1998         1998
                                                     ----         ----
          Raw Materials                           $ 362,493   $ 363,472
          Work In Process                             6,859      66,410
          Finished Goods                            125,563      84,234
                                                  ---------   ---------

                                                    494,915     514,116
          Reserve for Obsolescence                 (120,000)   (120,000)
                                                  ---------   ---------

          Inventory                               $ 374,915   $ 394,116
                                                  =========   =========

4.   LOSS PER SHARE

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

                                         Three Month                 Six Month
                                         Period Ending             Period Ending
                                         September 30,             September 30,
                                      1998         1997          1998          1997
     Loss:
     Basic and diluted:
       Loss available to
         common stockholders       $(193,357)   $(1,578,893)   $(289,724)   $(1,592,530)
                                   ----------   ------------   ----------   ------------



     Shares:
     Basic and diluted:
       Weighted average common
         shares outstanding         6,661,315      6,191,737    6,665,992      6,009,547
                                   ----------   ------------   ----------   ------------


5.   EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS 130, Reporting Comprehensive Income, and SFAS 131, Disclosures About Segments of an Enterprise and Related Information, both of which are effective for fiscal years beginning after December 31, 1997. In February 1998, the FASB issued SFAS 132, Employers' Disclosures About Pensions and Other Postretirement Benefits, which is also effective for fiscal periods beginning after December 15, 1997. In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal quarters of fiscal years beginning after June 15, 1999. In October 1998, the FASB issued SFAS 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, which is effective for the first fiscal quarter beginning after December 15, 1998. As of the quarter ended September 30, 1998, the Company did not have any items that would be classified as other comprehensive income under SFAS
     130. The Company expects that SFAS 132 will have no material impact on the financial statements of the Company. SFAS 131, 133 and 134 will have no impact on the Company.

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

RESULTS OF OPERATIONS

     The Company's revenues historically have been generated primarily from the sales of its products and services, with service revenues representing less than 1% of such revenues. Since TES obtained a patent on its electronic gearing technology in 1995 and in 1997 began licensing the non-exclusive rights to manufacture equipment using the technology to other manufacturers, TES has begun receiving license fees and royalties. The six months of fiscal 1998 ending September 30, 1997 reflect the receipt of revenues from license fees as TES's licensee introduced a second category of industrial sewing machine to market which incorporated TES's electronic gearing technology and know-how whereas the same period of fiscal 1999 had no comparable revenues. The royalty revenues recorded for both the three and six month periods ending September 30, 1998 were higher than those of the same periods for the prior year as a result of the recording of revenues due from royalties on two categories of machines sold by the licensee during the period, whereas the prior year royalties for both periods were based on one category of machine. Management expects that during the next two years license fee revenue will become a larger portion of total revenues for the Company. The principal reason for the expected growth in this area is the anticipation of additional earnings under the license agreement currently in place with Brother Industries, Ltd. of Nagoya, Japan as well as expected additional license agreements currently under negotiation.

     The Company's product sales and service revenues have previously been largely attributable to sales to three primary customers. These three customers represented 77.7% of product sales revenue in the first six months of fiscal 1998, whereas the same three customers represented 65.04% of product sales revenue in the first six months of fiscal 1999. This decrease in percentage resulted from decreased sales to two of the three primary customers, one of which is a primary representative for the Company's Latin American market. As a result, international sales decreased from 24.8% of total product sales in the first six months of fiscal 1998 to 17.92% in the same period of fiscal 1999. There are no gains or losses included in operations related to foreign currency exchanges due to the terms of international sales which require payment in U.S. currency.

     The Company exhibited its equipment at the 1998 Bobbin World Show in Atlanta, Georgia in September 1998 and at the Laguna 807 Show in Torreon City, Mexico in October 1998. Management believes that customers in some instances will withhold placing orders until after the conclusion of major trade shows such as these. Indications of interest in the Company's traditional product line and products that incorporate its patented electronic gearing technology were very substantial at these shows. The FS2000 Felling Machine, which uses the electronic gearing technology, was exhibited for the first time at the Bobbin World Show. The simplicity of the machine design, ease of operation, and substantial ergonomic improvements received rave reviews from show attendees and exhibitors alike. After the close of the Bobbin World Show, orders totaling $195,000 were received for the FS2000 Felling Machine and interest in negotiations for license agreements have heightened. To date, 48 customers have requested FS2000 trial units. Additional orders for traditional Tice products as well as the FS2000 felling machine have been received in the current quarter as a result of the successful shows, and other customers have indicated that they will have orders pending budget releases. Product sales can fluctuate from period to period based on many factors such as the customer's budget, equipment needs, and upgrade requirements therefore product sales broken down by item or period are not necessarily indicative of the total sales for the year.

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in the Company's unaudited condensed consolidated statements of operations.

                                              Percentage of Total Revenues
                                        Three Months Ended    Six Months Ended
                                           September 30,        September 30
                                          1998       1997      1998      1997
Operating revenues:
 Sales and service                        85.3%      95.6%     82.0%      66.8%
 License fees                              0.0%       0.0%      0.0%      31.6%
 Royalties                                14.7%       4.4%     18.0%       1.6%
                                        ------     ------     -----     ------

   Total operating revenues              100.0%     100.0%    100.0%     100.0%

Operating expenses:
 Cost of revenues                         89.3%      78.5%     68.9%      56.3%
 Research and development                 24.5%      14.3%     23.8%      11.0%
 Selling, general, administrative         77.2%     526.5%     65.7%     224.8%
                                        ------     ------     -----     ------

   Total operating expenses              191.0%     619.3%    158.4%     292.1%

Operating loss                           (91.0%)   (519.3%)   (58.4%)   (192.1%)

Other expense:
 Interest expense - related parties       (8.8%)     (9.9%)    (7.3%)     (4.3%)
 Interest expense                         (0.7%)     (8.9%)    (1.4%)     (4.3%)
 Other income (expense)                    0.2%      (0.2%)    (0.1%)      0.3%
                                        ------     ------     -----     ------

   Total other expense                    (9.3%)     19.0%     (8.8%)     (8.3%)
                                        ------     ------     -----     ------

Loss before income taxes                (100.3%)   (538.3%)   (67.2%)   (200.4%)
Provision for income taxes                 1.5%       0.0%      1.8%       0.6%
                                        ------     ------     -----     ------

Net loss                                (101.8%)   (538.3%)   (69.0%)   (201.0%)
                                        ======     ======     =====     ======

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

     Total Revenues.  Total revenues for the second quarter of fiscal 1999 which
     ---------------
ended September 30, 1998 decreased by approximately $103,000 to $189,974 from $293,270 in the second quarter of the previous year. This decrease was largely the result of an approximate 42% reduction in sales revenues from $280,362 for the three month period ending September 30, 1997 to $162,021 for the three month period ending September 30, 1998. Decreased product sales and service revenues reflected decreases in sales of two traditional products, the Ergonomic Stands and the Label Loader/Folders. Royalty income increased approximately 117% from $12,908 in the second quarter of fiscal 1998 to $27,953 in the second quarter of fiscal 1999 primarily as a result of receipts related to two classes of machines in fiscal 1999 versus receipts related to only one class of machine in fiscal 1998.

     Sales of the Single Needle Belt Loop Machines increased in the second quarter of fiscal 1999 representing 37% of total product revenue as opposed to 8.7% of product revenue in the same period of the prior year. This increase resulted from an upgrade to the equipment, which was completed and available to customers late in the second quarter of fiscal 1999. The Label Loader/Folder represented 17.21% of sales in the second quarter of fiscal 1999 as compared to 33.7% of sales in the second quarter of the prior year. Sales of the Label Loader/Folders are expected to increase again in the current quarter as one of the Company's primary customers is currently replacing older versions of this unit with a newer upgraded model over a period of three to six months. Sales of Ergonomic Stands decreased to 6.34% in the second quarter of fiscal 1999 from 30% of sales in the same period of the prior year. The reported figures on Ergonomic Stands are provided for orders where a customer will purchase the stand alone, with or without table top, for use as a table/workstation or to mount existing equipment on at the customer's location. Ergonomic Stands, however, are also typically purchased as part of a package unit and are included with products such as Single Needle Belt Loop Machines and Label Loader/Folders approximately 95% of the time. Therefore, sales of Ergonomic Stands are typically higher when taking into consideration sales of the unit as an integral part of another product.

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

     Cost of Revenues.  Cost of revenues decreased approximately 26.3% to
     -----------------
$169,700 in the second quarter of fiscal 1999 from $230,272 in the second quarter of fiscal 1998. This was largely the result of decreased material purchases during the second quarter of fiscal 1999 which were directly related to the decrease in sales revenue for that period. Cost of revenues as a percentage of sales revenue increased from 82.1% in the 1998 period to 104.7% in the 1999 period largely as a result of an approximate 42% decrease in sales and an approximate 19% increase in direct labor and related benefits for the 1999 period as compared to the same period in fiscal 1998. This was offset somewhat by the decreased material purchases and an approximate 26% reduction in overhead applied in the second quarter of fiscal 1999 as compared to the same period of fiscal 1998. Cost of revenues as a percentage of total revenues increased from 78.5% in the 1998 period to 89.3% in the 1999 period largely as a result of the decreased sales for the 1999 period which were somewhat offset by an approximate 117% increase in royalty revenues in the 1999 period. Royalty revenues have no associated costs.

     Research and Development.  Research and development costs remained
     ------------------------
relatively consistent, reflecting only an 11% increase to $46,489 in the second quarter of fiscal 1999 from $41,944 in the second quarter of fiscal 1998. This increase was primarily due to increases in salary and related benefits relating to engineering which became effective late in the second quarter of fiscal 1998. The research and development department focuses on advancing the electronic gearing technology as well as improving the performance of current products, developing new products both with and without the electronic gearing technology, and expanding the electronic gearing technology to serve new markets.

     Selling, General, and Administrative.  Selling, general, and administrative
     ------------------------------------
("SG&A") expenses decreased by approximately $1,400,000 or 90.5% to $146,706 in the second quarter of fiscal 1999 from $1,544,140 in the second quarter of fiscal 1998. This decrease was primarily the result of recording $1,348,964 in the 1998 period to reflect the non-recurring expenses relating to the registration process, as well as $34,578 to implement and maintain a stockholder relations program; whereas the 1999 period did not include registration expenses
and reflected only $10,707 in expenses relating to stockholder relations.   The
remaining SG&A expense for the fiscal 1999 period represent a 15.3% decrease over the 1998 period. This was primarily due to (i) increased advertising and related travel expenses incurred in the 1998 period as a result of the July 1997 IMB trade show in Germany, and (ii) expenses incurred in the 1998 period for recruiting additional engineering staff.

     Operating Loss.  Operating loss totaled $172,921 for the second quarter of
     --------------
fiscal 1999 as opposed to an operating loss of $1,523,086 for the second quarter of fiscal 1998. The loss in the 1998 period resulted primarily from expenses incurred in connection with the Company's registration statement.

     Interest Expense and Interest Expense - Related Parties.  Interest expense
     -------------------------------------------------------
and interest expense - related parties decreased from $55,337 in the 1998 period to $17,932 in the 1999 period primarily due to the recording of $44,280 in interest in the 1998 period which related to debt converted to stock upon the effective date of the Company's registration statement.

SIX MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

     Total Revenues.  Total revenues decreased approximately 47% in the first
     --------------
six months of fiscal 1999 to $419,738 from $792,190 in the first six months of the prior year. This decrease in the first six months of fiscal 1999 as compared to the same period of the prior year was largely the result of decreases in product sales and service revenues and license fee income. Product sales and service revenues were down 35% to $344,329 in the 1999 period as compared to $529,282 in the same period of fiscal 1998. The first six months of the fiscal 1998 period also included $250,000 in license fee income whereas the same period of fiscal 1999 had no comparable income. Income from royalties increased 584% to $75,409 for the first six months of fiscal 1999 as compared to $12,908 for the same period of the prior year.

     Sales of the Automatic J-Tackers increased in the first six months of fiscal 1999 representing 22.38% of total product revenue as opposed to 6.5% of product revenue in the same period of the prior year. This increase resulted from an upgrade to the equipment, which was completed and available to customers early in the first quarter of fiscal 1999. Sales of the Single Needle Belt Loop Machine also increased representing 27.6% and 21% of product revenues for the fiscal 1999 and 1998 periods respectively. Sales of the Label Loader/Folders decreased to 5.97% of total product revenues for the first six months of fiscal 1999 as compared to 24.8% for the same period of the prior year. The Label Loader/Folders were upgraded in the first quarter of fiscal 1999 to meet changing customer specifications although anticipated orders from customers were not received until late in the second quarter of fiscal 1999. Sales of the Label Loader/Folders are expected to increase over the next three to six month period as customers replace older units and upgrade other existing units to conform to their new requested specifications. Ergonomic stands as a stand-alone unit decreased from 18.9% of sales in the first six months of fiscal 1998 to 4.1% in the same period of fiscal 1999. Ergonomic Stands, however, are also typically purchased as part of a package unit and are included with approximately 95% of products such as Single Needle Belt Loop Machines and Label Loader/Folders.

     Sales volume of a particular product can vary greatly from quarter to quarter as customers update or replace equipment depending on their needs and budget requirements. The above products are each sold regularly as part of the Company's standard product line. Remaining product sales for both periods were from sales of a variety of other products and replacement parts in the Company's standard product line. The Company is continually upgrading its products to meet customer needs and adding to its existing product line to remain competitive which is evidenced by 95% of the Company's customers being repeat customers.

     Cost of Revenues.  Cost of revenues decreased approximately 35% to $289,332
     ----------------
in the fiscal 1999 period from $445,698 in the fiscal 1998 period. This decrease was primarily related to lower cost of materials and overhead applied in the 1999 period. Material purchases decreased approximately $195,000 which was directly related to the decrease in sales revenue for that period. Total overhead applied decreased 15.6% from $92,791 in the first six months of fiscal 1998 to $78,301 for the same period of fiscal 1999. This decrease primarily related to decreased salary and related benefits.

     Research and Development.  Research and development costs increased by
     ------------------------
14.5% to $99,947 in the first six months of fiscal 1999 from $87,323 in the first six months of fiscal 1998 due to increases in salary and related benefits relating to engineering which became effective in the second quarter of fiscal 1998. The research and development department focuses on advancing the electronic gearing technology as well as improving the performance of current products, developing new products both with and without the electronic gearing technology, and expanding the electronic gearing technology to serve new markets.

     Selling, General, and Administrative.  SG&A expenses decreased by
     ------------------------------------
approximately $1,500,000 to $275,847 in the first six months of fiscal 1999 from $1,780,683 in the first six months of fiscal 1998. This decrease was primarily the result of recording $1,431,997 in the fiscal 1998 period to reflect the non-recurring expenses relating to the registration process, stock distribution, and implementation of a stockholder relations program. The remaining SG&A expenses for the fiscal 1999 period represent a 21% decrease from the 1998 period. The 1998 period reflected costs incurred for recruiting additional engineering staff as well as increased advertising and travel expenses relating to the July 1997 IMB trade show in Germany whereas the 1999 period had no comparable costs.

     Operating Loss.  The operating loss decreased from $1,521,514 in the first
     --------------
six months of fiscal 1998 to $245,388 in the first six months of fiscal 1999. The decreased losses resulted primarily due to expenses incurred during the 1998 period which were non-recurring expenses relating to the registration process.

     Interest Expense and Interest Expense-Related Parties.  Interest expense
     -----------------------------------------------------
and interest expense-related parties decreased by approximately 46.4% from $68,183 in the 1998 period to $36,529 in the 1999 period. This decrease was primarily a result of a non-cash interest charge of $44,280 and the conversion of $119,910 of notes to Common Shares of the Company in the second quarter of fiscal 1998 which was offset somewhat as the Company incurred additional indebtedness from related parties subsequent to September 30, 1997.

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

     Net cash used by operating activities was $234,748 in the six month period ended September 30, 1998 and net cash provided by operating activities was $212,764 in the same period of the previous year. The primary cause for the change was increases and decreases in working capital items.

     Net cash used by investing activities was $11,461 in the 1999 period and $24,715 in the 1998 period. Primary uses of funds were related to capital expenditures, patents and notes receivable. Capital expenditures totaled approximately $3,400 in the 1999 period and $4,700 in the 1998 period. Capital expenditures are expected to increase over the next year during which time the Company expects to move from its existing facility. See "Future Operations."

     Net cash provided by financing activities was $241,231 in the 1999 period and net cash used by financing activities was $221,530 in the 1998 period. The cash provided by financing activities in the 1999 period was proceeds from notes payable issued to related parties and others.

Cash used by financing activities in the 1998 period related to payments on notes payable to related parties and others.

     The Company's principal commitments at September 30, 1998 consisted primarily of notes payable to related parties as well as other notes payable. The Company used the proceeds of these notes to provide working capital for operations and for the continuing development of the electronic gearing technology as well as to fund the costs of license and royalty agreement negotiations and the registration of securities of the Company. Several of these notes were extended to retain working capital. On August 1, 1997, the effective date of the registration statement, $145,770 of notes payable to related parties and $119,910 of notes were converted to 88,560 Common Shares of the Company at $3.00 per share. Remaining notes payable, with interest rates ranging from 10% to prime plus 1%, are due in fiscal 1999. The Company plans to extend the remaining related party notes payable if working capital is not sufficient to repay the loans. Due to the continuing demand for the new technology, management is actively seeking up to a $2,000,000 line of credit to provide funds for the tooling, inventory, and additional personnel needed to meet the industry's demands for the new technology. There are no significant restrictive covenants relating to the existing notes payable, although several of the notes are personally guaranteed by the President of the Company.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the FASB issued SFAS 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. Additionally, in June 1997, the FASB issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information, which is also effective for fiscal years beginning after December 15, 1997. In February 1998, the FASB issued SFAS 132, Employers' Disclosures About Pensions and Other Postretirement Benefits, which is also effective for fiscal periods beginning after December 15, 1997.
In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal quarters of fiscal years beginning after June 15, 1999. In October 1998, the FASB issued SFAS 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, which is effective for the first fiscal quarter beginning after December 15, 1998. As of the quarter ended September 30, 1998, the Company did not have any items that would be classified as other comprehensive income under SFAS 130. The Company expects that SFAS 132 will have no material impact on the financial statements of the Company. SFAS 131, 133 and 134 will have no impact on the Company.

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

     The Company's products are not date sensitive. With respect to its internal systems, the Company has reviewed such systems to assess the impact of the year 2000. Based upon that review and information provided from vendors, the Company believes that the only system affected is its IBM AS400 main frame computer which controls the Company's administrative, accounting, financial, and inventory software. As part of the Company's participation in IBM's ongoing maintenance program, IBM has made the necessary modifications available in an upgrade release for the operating system and software package that the Company uses. The Company purchased the upgrade package during the 1998 fiscal year at a cost of $1,400 and plans to complete installation and testing of the upgrade by the end of January 1999. The Company does not anticipate any material disruption in its operations as the result of installing the upgrade. The Company believes that the overall cost of compliance should not exceed $7,000 and expenses such compliance costs when incurred.

     It is uncertain whether the Company's customers and suppliers will have Year 2000 issues that may affect the Company, but the Company currently is developing a plan to evaluate the Year 2000 compliance status of its customers and suppliers. There can be no guarantee that those with such systems that are not now Year 2000 compliant will be timely converted to compliance. Additionally, there can be no guarantee that those customers and suppliers of business importance to the Company will successfully and timely reprogram or replace, and test, all of their own computer hardware, software, and process control systems.

     Although the Company expects its critical systems to be compliant by January 31, 1999, there is no guarantee that these results will be achieved. Specific factors that give rise to this uncertainty include a possible loss of technical resources to perform the work, failure to identify all susceptible systems, non-compliance by third parties whose systems and operations impact the Company, and other similar uncertainties. A reasonably possible worst case scenario might include the Company's inability to accurately maintain accounting records. Such an event could result in a material disruption to the Company's operations. Specifically, the Company could experience an interruption in its ability to collect and process payments of receivables, invoice shipments, and/or process payables. Should the worst case scenario occur it could, depending on its duration, have a material impact on the Company's results of operations and financial positions, although the Company does have manual procedures in place that would help keep this to a minimum.

FUTURE OPERATIONS

     Management believes that its traditional products will continue to generate sales revenue and that TES will continue to solve other problems for customers as they arise in their manufacturing processes. New product developments such as the label loader/folder for woven labels and upgrades to existing equipment, using traditional technology, are expected to keep the traditional product line competitive as the Company continually works on developing products that its competitors have not attempted or have failed to develop. In addition, there is a great demand for products incorporating the electronic gearing technology. The Company is in various stages of design and development on machines using the electronic gearing technology including a three-dimensional stitching machine for automotive air bags, a multi-head buttonhole machine, a multi-head button sewing machine, a single needle plain sewer, and a keyhole buttonhole machine.

     The Company has recently completed the first production FS2000 felling machine, incorporating the electronic gearing technology, which was developed under a joint development agreement with a major denim manufacturer. The Company exhibited this machine, as well as other products containing the patented electronic gearing technology and products from its standard product line, at the 1998 Bobbin World Show that was held in Atlanta, Georgia during September 1998.

     The demand for the electronic gearing technology has grown; the Company is making preparations to meet the existing and expected future demands of its manufacturing and research and development efforts. Management is actively seeking financing of $2,000,000 to provide funds for additional equipment, tooling, inventory, and personnel needed to meet the industry's demands for this technology. Management has decided that it would be economically feasible to start a second shift and to subcontract some of its manufacturing processes at such time that the demand exceeds the capacity of the operations capable in one eight-hour shift in the facility to be constructed later this year.

     The Company anticipates that income from license fees and royalty revenues will increase over the next several years as its existing licensee introduces new electronically geared equipment to the market, as additional manufacturers license the technology, and as royalty revenues increase based on increased sales of products by the current licensee and royalties are generated by potential additional licensees.

     To provide for continued growth, the Company plans to build a new facility that would provide sufficient space for the Company's needs. The Company owns approximately six acres of undeveloped land where the building will be constructed. The estimated cost of building the new facility is $1,600,000. The Company plans to construct the facility during the 1999 calendar year. The cost of the facility is expected to be funded through a Knox County bond issue. Management's recent decision to subcontract some of the manufacturing and to start a second shift, when required, has allowed use of the original site.

     As of September 30, 1998, the Company had backlog orders it believes to be firm totaling approximately $270,000 of which approximately $77,000 is for equipment that is part of the Company's standard product line and is expected to be completed by November 30, 1998. The backlog also reflects orders of approximately $195,000 for ten FS2000 Felling Machines. Delivery of the FS2000 is expected to begin in January 1999. In addition, the Company has received requests from 48 different manufacturers for a FS2000 trial unit. The Company also has indications of interest for additional orders totaling approximately $750,000 relating to products, other than the felling machine, using the electronic gearing technology upon completion of production models and $1,176,000 for new products currently being developed using traditional technology. There is no assurance that these indications of interest will become firm orders.

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

FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

     Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company or events, or timing of events, relating to the Company to differ materially from any future results, performance, or achievements of the Company or events, or timing of events, relating to the Company expressed or implied by such forward-looking statements. The Company cannot assure that it will be able to anticipate or respond timely to the changes which could adversely affect its operating results in one or more fiscal quarter. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common securities

     Management is currently reviewing potential debt and equity financing options. There can be no assurance that any such financing will be available on acceptable terms. If such financing is not available on satisfactory terms, the Company may be unable to expand its business or develop new customers as desired and its operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders.

     Some of the more prominent known risks and uncertainties inherent in the Company's business are set forth below. However, this section does not discuss all possible risks and uncertainties to which the Company is subject, nor can it be assumed that there are not other risks and uncertainties which may be more significant to the Company.

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

     . the shortage of qualified and competent software engineers and the risk that the Company will be unable to retain its key employees and managers, especially in the event the Company loses one or more of its principal customers;

     . dependence on the apparel industry and the potential failure to diversify the Company's product and service offerings and to expand its markets into other industries;

     . the unanticipated expense of new product development, the potential failure by the Company to complete new products under development and others started in the future successfully or on a timely basis, and the failure of such products to achieve substantial market acceptance;

     . the dependence on patents and ability to protect proprietary products, the potential that existing patents held by TES or future patents obtained by TES will not be enforceable, that TES's products will not infringe on patents owned by others, or that competitors will not develop similar or functionally similar patents; and

     . the potential adverse effect of competition, the potential failure by the Company to provide competitive timely designs of cost-effective solutions and products to manufacturers, and the potential adverse effect of technological change with which the Company is unable to keep pace.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     TTI does not have any market risk sensitive instruments.

                          PART II - OTHER INFORMATION

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On June 8, 1998 in a transaction not involving any public offering pursuant to 4(2) of the Securities Act of 1933 (the "Act"), TTI sold 12,500 Common Shares to one individual for $2.00 per share. In addition, also in transactions not involving any public offering pursuant to 4(2) of the Act, on October 15, 1998, TTI sold 15,000 shares to one individual and his spouse and, on October 16, 1998, TTI sold 50,000 shares to one individual. There was no underwriter or broker involved and no solicitation of any other potential investors.

     TTI's registration statement became effective on August 1, 1997 (SEC file number 333-11591). Under the registration statement, TTI registered 300,000 Common Shares and 1,000,000 Common Stock Purchase Warrants (the "Warrants") which were sold to Monogenesis Corporation ("Monogenesis") for a total of $13,000. Monogenesis, as statutory underwriter, distributed 125 shares and 400 Warrants to each of its shareholders for each share of stock of Monogenesis held by them. Monogenesis retained 44,375 Common Shares and 182,000 Warrants. TTI also registered 1,541,407 Common Shares for shareholders of TTI, 54,750 Common Shares underlying employee stock options, 88,560 Common Shares issued in satisfaction of $255,187 in principal of notes and a portion of the interest on such notes, and the 1,000,000 Common Shares underlying the Warrants. Each Warrant entitles the holders to purchase one Common Share for $8.00 for 24 months.

     All of the shares and Warrants to be distributed by Monogenesis have been distributed. The selling shareholders may sell their shares from time to time at market price or in negotiated or other transactions. TTI believes that no selling shareholders that owns over 5% of TTI's Common Shares sold any Common Shares during the first two quarters of fiscal 1999.

     Since August 1, 1997, the effective date of the registration statement, and prior to September 30, 1998, TTI has incurred for its account in connection with the issuance and distribution of the securities registered the following amounts:

                              Direct or Indirect Payments
                            to Directors, Officers, Holders
                              of 10% of Any Class of Stock       Direct or Indirect
                                 or Affiliates of TTI            Payments to Others
                                 --------------------            ------------------
Underwriting Discounts
 or Commissions                                0                      $     (1)
Finders' Fees                                  0                             0
Underwriter's Expenses                         0                             0
Other Expenses                                 0                       175,940
                                              --                      --------

  Total Expenses                              $0                      $175,940    (1)

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     TTI has held its annual meeting on September 24, 1998. William A. Tice, Karen A. Walton, Sarah Y. Sheppeard, and Billie Joe Clayton were elected as the four members of the Board of Directors. Also voted upon at the meeting were the company's 1998 Employee Stock Option Plan and ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the 1999 fiscal year.

                                                     Broker
                                   For     Against  Withheld  Non-Votes
                                ---------  -------  --------  ---------
Election of Directors
   William A. Tice              5,227,123      -0-     2,125    482,911
   Karen A. Walton              5,227,123      -0-     2,125    482,911
   Sarah Y. Sheppeard           5,227,123      -0-     2,125    482,911
   Billie Joe Clayton           5,226,873      -0-     2,375    482,911

Approve 1998 Employee
  Stock Option Plan             5,221,798    6,700       750    482,911

Ratify appointment of
  PricewaterhouseCoopers LLP    5,227,248    1,000     1,000    482,911

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits Index

                                                                 Exhibit       Page
                                                              Table Number    Number
                                                              -------------   ------
I.  Plan of Acquisition, Reorganization, Arrangement,               2
 Liquidation or Succession

                                                                 Exhibit       Page
                                                              Table Number    Number
                                                              -------------   ------
   (i)    Stock Purchase Agreement and Plan of                                   +
          Reorganization (including all schedules)

II.  Articles of Incorporation and Bylaws                           3

   (i)    Certificate of Incorporation of Tice Technology,         (i)           +
          Inc.

   (ii)   Bylaws of Tice Technology, Inc.                         (ii)           +

III. Instruments Defining Rights of Security Holders                4

   (i)    Common Stock Purchase Warrant Agreement                                x
          Between Tice Technology, Inc. and Warrant Agent

IV. Financial Data Schedule                                        27           24


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


                                   Tice Technology, Inc.


                                   By:  /s/ William A. Tice
                                        ----------------------------------------
                                        William A. Tice, President

                                   Date: November 13, 1998
                                         ---------------------------------------


                                   By:  /s/ Karen A. Walton
                                        ----------------------------------------
                                        Karen A. Walton, Chief Financial Officer

                                   Date: November 13, 1998
                                         ---------------------------------------