Form 10-Q
period 1998-12-31
TICE TECHNOLOGY INC
filed 1999-02-16
CIK 1020676

                                  FORM 10 - Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1998

                       Commission File Number 333-11591



                             Tice Technology, Inc.
            (Exact name of registrant as specified in its charter)

           Delaware                                        62-1647888
  (State of incorporation)                               (IRS Employer)
                                                    (Identification Number)
          ---------------------------------------------------------

                           6711 Maynardville Highway
                          Knoxville, Tennessee 37918
                    (Address of principal executive office)

                                (423) 925-4501
             (Registrant's telephone number, including area code)

          ---------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes  [X]    No  [ ]

     The number of shares outstanding of each of the registrants' classes of common stock on February 10, 1999 were 5,994,064 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


                                                                           Page
                                                                           ----

Condensed Consolidated Balance Sheets -- As of December 31, 1998
     and March 31, 1998                                                       2

Condensed Consolidated Statements of Operations -- For the Three
     Months and the Nine Months Ended December 31, 1998 and 1997              4

Condensed Consolidated Statements of Cash Flows -- For the Nine Months
     Ended December 31, 1998 and 1997                                         5

Notes to Condensed Consolidated Financial Statements                          6

                      Tice Technology, Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets
                     -------------------------------------

                                      December 31,    March 31,
                                          1998        1998 (1)
                                             (unaudited)
Assets

Cash and cash equivalents                $   5,279  $   19,063
Accounts receivable                        154,183     192,615
Note receivable                                 --      11,993
Prepaid expenses                            12,470       9,013
Inventory, net                             354,678     394,116
                                         ---------  ----------

   Total current assets                    526,610     626,800

Property and equipment:
 Land                                      130,000     130,000
 Equipment                                 533,110     528,740
 Vehicles                                  107,751     124,599
                                         ---------  ----------

   Total property and equipment            770,861     783,339

Less accumulated depreciation             (593,774)   (603,700)
                                         ---------  ----------

   Property and equipment, net             177,087     179,639

Patents, net                               179,419     174,462
Note receivable from related party              --      79,610
Other assets                                54,418      41,818
                                         ---------  ----------

   Total assets                          $ 937,534  $1,102,329
                                         =========  ==========



See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

(1) The March 31, 1998 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

                     Tice Technology, Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets
                     -------------------------------------

                                                                              December 31,             March 31,
                                                                                 1998                   1998 (1)
                                                                                           (unaudited)
Liabilities and Stockholders' Deficit

Current maturities notes payable                                              $   264,590           $   255,039
Accounts payable                                                                  272,762               304,448
Accrued liabilities                                                                71,679                38,815
Notes payable to related parties                                                   43,117                 8,741
                                                                              -----------           -----------

     Total current liabilities                                                    652,148               607,043

Notes payable to related parties                                                  690,924               556,310
Note payable, long-term portion                                                                       10,287                    --
                                                                              -----------           -----------

     Total liabilities                                                          1,323,359             1,163,353
                                                                              -----------           -----------

Stockholders' deficit:

Capital stock, no par value, 2,000 shares authorized,                              13,493                13,493
 780 shares issued and outstanding at December 31,
 and March 31, 1998
Common Shares, par value $.01, 30,000,000 shares authorized,                       59,941                59,076
 5,994,064 and 5,907,639  shares issued and outstanding
 at December 31, and March 31, 1998, respectively
Class B Common Shares, convertible, par value $.01,                                 7,500                 7,500
 5,000,000 shares authorized, 750,000 shares issued and
 outstanding at December 31, and March 31, 1998
Class D Common Shares, convertible, par value $.01,                                    --                    --
 600,000 shares authorized, none issued or outstanding
Preferred Shares, par value $.01, 10,000,000 shares                                     -                     -
 authorized, none issued or outstanding
Additional paid in capital                                                      1,704,161             1,603,727

Accumulated deficit                                                            (2,170,920)           (1,744,820)
                                                                              -----------           -----------

     Total stockholders' deficit                                                 (385,825)              (61,024)
                                                                              -----------           -----------

          Total liabilities and stockholders' deficit                         $   937,534           $ 1,102,329
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


                      Tice Technology, Inc. and Subsidiary
                Condensed Consolidated Statements of Operations
                -----------------------------------------------

                                                     For the three months                 For the nine months
                                                     ended December 31,                   ended December 31,
                                                     1998            1997                 1998           1997
                                                        (unaudited)                           (unaudited)
Operating revenues:
 Sales and service                                $  159,007      $  217,219             $  503,336   $   746,501
 License fees                                             --              --                     --       250,000
 Royalties                                            36,146         102,664                111,555       115,572
                                                  ----------      ----------             ----------   -----------

     Total operating revenues                         195,153        319,883                614,891     1,112,073

Operating expenses:
 Cost of revenues                                     117,161        171,542                406,493       617,240
 Research and development                              34,105         59,975                134,052       147,298
 Selling, general, administrative                     149,695        206,568                425,542     1,987,251
                                                  -----------     ----------             ----------   -----------

     Total operating expenses                         300,961        438,085                966,087     2,751,789

Operating loss                                       (105,808)      (118,202)              (351,196)   (1,639,716)

Other income (expense):
 Interest expense - related parties                   (17,669)        (4,796)               (48,321)      (38,569)
 Interest expense                                     (16,418)        (4,861)               (22,295)      (39,271)
 Gain on sale-fixed assets                              3,274             --                  3,274            --
 Other income                                           3,860            158                  3,593         2,325
                                                  -----------     ----------             ----------   -----------

     Total other expense, net                         (26,953)        (9,499)               (63,749)      (75,515)
                                                  -----------     ----------             ----------   -----------

Loss before income taxes                             (132,761)      (127,701)              (414,945)   (1,715,231)
Provision for income taxes                              3,615             --                 11,155         5,000
                                                  -----------     ----------             ----------   -----------

Net loss                                          $  (136,376)    $ (127,701)            $ (426,100)   (1,720,231)
                                                  ===========     ==========             ==========   ===========

 Basic and diluted loss per share (Note 4)        $     (0.02)    $    (0.02)            $    (0.06)  $     (0.27)
                                                  ===========     ==========             ==========   ===========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements


                      Tice Technology, Inc. and Subsidiary
                Condensed Consolidated Statements of Cash Flows
                -----------------------------------------------

                                                                 Nine months ended
                                                              December 31,  December 31,
                                                                1998          1997
                                                                    (unaudited)
Net cash used by operating activities                        $  (319,309)    $  (319,078)
                                                             -----------     -----------


Cash flows from investing activities:

  Proceeds from sale of fixed assets                               3,793             824
  Capital expenditures                                            (4,369)         (6,214)
  Additions to patents and other assets                           (8,929)        (33,104)
                                                             -----------     -----------

     Net cash used by investing activities                        (9,505)        (38,494)
                                                             -----------     -----------


Cash flows from financing activities:
 Net proceeds from notes payable to related parties              169,224         254,221
 Net proceeds from notes payable                                  44,507          28,958
 Proceeds from issuance of stock                                 101,299          32,158
                                                             -----------     -----------

     Net cash provided by financing activities                   315,030         315,337
                                                             -----------     -----------

     Net decrease in cash and cash equivalents                   (13,784)        (42,235)


Cash and cash equivalents, beginning of period                    19,063          69,393
                                                             -----------     -----------

Cash and cash equivalents, end of period                     $     5,279     $    27,158
                                                              ===========     ===========


Noncash investing and financing activities:
     During the nine months ended December 31, 1997, the Company converted
     $265,680 of debt into Common Stock.

     During the nine months ended December 31, 1998, the Company converted
     $24,707 of accounts payable into notes payable and $79,610 of a note receivable from related party was applied against a note payable to a related party.

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

     The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of December 31, 1998 and the results of its operations and its cash flows for the three month periods and nine month periods ended December 31, 1998 and 1997. All such adjustments are of a normal recurring nature.

2.   Results of Operations

     The results of operations for the three month periods and nine month periods ended December 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the respective full years .


3.   Inventory

               Inventory consists of the following:

                                                December 31,        March 31,
                                                   1998               1998
                                                -----------         ---------

               Raw Materials                  $   353,334          $   363,472
               Work In Process                      8,243               66,410
               Finished Goods                     113,101               84,234
                                              -----------          -----------

                                                  474,678              514,116
               Reserve for Obsolescence          (120,000)            (120,000)
                                              -----------          -----------

               Inventory                      $   354,678          $   394,116
                                              ===========          ===========

4.   Loss per Share

     Basic and diluted loss per share were computed by dividing net loss applicable to common stock by the weighted average common shares outstanding during each period. Basic and diluted loss per share are the same for both classes of TTI common stock (thus they are not presented separately) because both have noncumulative dividend rights of which none were available for distribution under the terms of the Certificate of Incorporation. Following is a reconciliation of the numerators and denominators of the basic and diluted loss per share:


                                           Three Month                    Nine Month
                                          Period Ending                  Period Ending
                                           December 31,                  December 31,
                                       1998           1997           1998            1997
Loss:
Basic and diluted:
  Loss available to
    common stockholders             $ (136,376)    $ (127,701)    $ (426,100)    $(1,720,231)
                                    ----------     ----------     ----------     -----------

Shares:
Basic and diluted:
  Weighted average common
    shares outstanding               6,742,477      6,605,918      6,691,487       6,316,319
                                    ----------     ----------     ----------     -----------

5.   Effect of New Accounting Pronouncements

     In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal quarters of fiscal years beginning after June 15, 1999. It is not anticipated that this statement will impact the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     The following analysis of the financial condition and results of operations of Tice Technology, Inc. ("TTI") and its subsidiary, Tice Engineering and Sales, Inc. ("TES"), collectively referred to as the "Company," should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included herein and in the audited financial statements and notes thereto for the year ended March 31, 1998.

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

Results of Operations

     The Company's revenues historically have been generated primarily from the sales of its products and services, with service revenues representing less than 1% of such revenues. Since TES obtained a patent on its electronic gearing technology in 1995 and in 1997 began licensing the non-exclusive rights to manufacture equipment using the technology to other manufacturers, TES has begun receiving license fees and royalties. The nine months of fiscal 1998 ending December 31, 1997 reflect the receipt of revenues from license fees as TES's licensee introduced a second category of industrial sewing machine to market which incorporated TES's electronic gearing technology and know-how whereas the same period of fiscal 1999 had no comparable revenues. Management expects that during the next two years license fee revenue will become a larger portion of total revenues for the Company. The principal reason for the expected growth in this area is the anticipation of additional earnings under the license agreement currently in place with Brother Industries, Ltd. of Nagoya, Japan as well as expected additional license agreements currently under negotiation.

     The Company's product sales and service revenues have previously been largely attributable to sales to three primary customers. These three customers represented 70.4% of product sales revenue in the first nine months of fiscal 1998, whereas the same three customers represented 66.9% of product sales revenue in the first nine months of fiscal 1999. This decrease in percentage resulted from decreased sales to two of the three primary customers, one of which is a primary representative for the Company's Latin American market. As a result, international sales decreased from 24.3% of total product sales in the first nine months of fiscal 1998 to 13.5% in the same period of fiscal 1999. Product sales can fluctuate from period to period based on many factors such as the customer's budget, equipment needs and upgrade requirements, therefore, product sales broken down by item or period are not necessarily indicative of the total sales for the year. There are no gains or losses included in operations related to foreign currency exchanges due to the terms of international sales which require payment in U.S. currency.

     The Company exhibited its equipment at the 1998 Bobbin World Show in Atlanta, Georgia in September 1998 and at the Laguna 807 Show in Torreon City, Mexico in October 1998. Indications of interest in the Company's traditional product line and products that incorporate its patented electronic gearing technology were very substantial at these shows. The FS2000 Felling Machine, which uses the electronic gearing technology, was exhibited for the first time at the Bobbin World Show. The simplicity of the machine design, ease of operation, and substantial ergonomic improvements received rave reviews from show attendees and exhibitors alike. Since the close of the Bobbin World Show, orders totaling $210,000 have been received for the FS2000 Felling Machine. To date, 48 customers have requested FS2000 trial units.

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in the Company's unaudited condensed consolidated statements of operations.

                                               Percentage of Total Revenues
                                         Three Months Ended      Nine Months Ended
                                            December 31,            December 31
                                            1998       1997      1998         1997
Operating revenues:
 Sales and service                          81.5%      67.9%      81.9%       67.1%
 License fees                                0.0%       0.0%       0.0%       22.5%
 Royalties                                  18.5%      32.1%      18.1%       10.4%
                                           ------     ------     ------      ------

   Total operating revenues                100.0%     100.0%     100.0%      100.0%

Operating expenses:
 Cost of revenues                           60.0%      53.6%      66.1%       55.5%
 Research and development                   17.5%      18.7%      21.8%       13.2%
 Selling, general, administrative           76.7%      64.6%      69.2%      178.7%
                                           ------     ------     ------      ------

   Total operating expenses                154.2%     136.9%     157.1%      247.4%

Operating loss                             (54.2%)    (36.9%)    (57.1%)    (147.4%)

Other expense:
 Interest expense - related parties         (9.1%)     (1.5%)     (7.9%)      (3.5%)
 Interest expense                           (8.4%)     (1.5%)     (3.6%)      (3.5%)
 Gain on sale-fixed asset                    1.7%       0.0%       0.5%        0.0%
 Other income                                2.0%       0.0%       0.6%        0.2%
                                           ------     ------     ------     -------

   Total other expense                     (13.8%)     (3.0%)    (10.4%)      (6.8%)
                                           ------     ------     ------     -------

Loss before income taxes                   (68.0%)    (39.9%)    (67.5%)    (154.2%)

Provision for income taxes                   1.9%       0.0%       1.8%        0.4%
                                           ------     ------     ------     -------
Net loss                                  (69.9%)     (39.9%)    (69.3%)   (154.6%)
                                           ======     ======     ======     =======

Three Months Ended December 31, 1998 and December 31, 1997

     Total Revenues. Total revenues for the third quarter of fiscal 1999 which ended December 31, 1998 decreased by approximately $124,700 to $195,153 from $319,883 in the third quarter of the previous year. This decrease was largely the result of an approximate 64.8% reduction in royalty revenues from $102,664 reported in the three month period ending December 31, 1997 to $36,146 for the three month period ending December 31, 1998. Management believes that royalty revenues continue to be affected by the poor financial condition of the Asian market. Sales revenues also decreased by approximately 26.8% from $217,219 for the three month period ending December 31, 1997 to $159,007 for the three month period ending December 31, 1998.

Decreased product sales and service revenues reflected decreases in sales to two of the Company's primary customers. One primary customer is in the process of relocating to Latin America and has postponed purchase of capital equipment until the relocation is complete. The other primary customer, being a Latin American distributor for the Company, has orders placed that are awaiting shipment pending the distributor bringing its account current. The Company is working on increasing direct sales to end users as well as signing additional distributors to cover the growing Latin American market.

     Sales of the Label Loader/Folders increased in the third quarter of fiscal 1999 representing 57.23% of total product revenue as opposed to 25.5% of product revenue in the same period of the prior year. This increase was the result of one of the Company's primary customers replacing older versions of the unit with the newer upgraded model. Sales of Single Needle Belt Loop Machines and Automatic J-Tackers decreased in the third quarter of fiscal 1999 representing 13.82% and 2.25%, respectively, of total product revenue as opposed to 30.1% and 6.9%, respectively, of product revenue in the same period of the prior year. This decrease was largely the result of decreased sales to two primary customers. Sales of the Single Needle Belt Loop Machines are expected to increase in the fourth quarter of fiscal 1999 as back orders are shipped when acceptable credit terms are arranged with the customer.

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

     Cost of Revenues. Cost of revenues decreased approximately 31.7% to $117,161 in the third quarter of fiscal 1999 from $171,542 in the third quarter of fiscal 1998. This was largely the result of decreased material purchases and overhead applied during the third quarter of fiscal 1999. Decreases in material purchases during the 1999 period were directly related to the decrease in sales revenue for that period. Overhead applied decreased approximately 32.5% during the 1999 period as compared to the same period of the prior year largely as a result of decreases in indirect labor and related benefits. Management recognized the need to continue to reduce the Company's general overhead expenses and found it necessary to layoff personnel. Cost of revenues as a percentage of sales revenue decreased slightly from 78.97% in the 1998 period to 73.68% in the 1999 period. Cost of revenues as a percentage of total revenues increased from 53.63% in the 1998 period to 60.04% in the 1999 period largely as a result of an approximate 64.8% decrease in royalty revenues in the 1999 period. Royalty revenues have no associated costs.

     Research and Development. Research and development ("R&D") costs decreased approximately 43% to $34,105 in the third quarter of fiscal 1999 from $59,975 in the third quarter of fiscal 1998. This decrease was primarily due to decreases in salary and related benefits from a temporary cutback in engineering staff during the fiscal 1999 period. Since the completion of the FS2000 Felling Machine, management decided that it was necessary to reduce the overhead expenses attributable to R&D until additional working capital can be secured to
fund new R&D projects.  See "Future Operations."   The research and development
department focuses on advancing the electronic gearing technology as well as improving the performance of current products, developing new products both with and without the electronic gearing technology, and expanding the electronic gearing technology to serve new markets.

     Selling, General, and Administrative. Selling, general, and administrative ("SG&A") expenses decreased by approximately 27.5% to $149,695 in the third quarter of fiscal 1999 from $206,568 in the third quarter of fiscal 1998. This decrease was primarily due to (i) increased travel and related expenses incurred in the 1998 period to pursue sales leads and license negotiations which resulted from the Company's equipment exhibit at the July 1997 IMB trade show in Germany,
(ii) expenses incurred in the 1998 period for recruiting additional engineering staff, (iii) decreased legal and accounting expenses during the 1999 period, and
(iv) decreased salary and related benefits during the 1999 period due to management's decision to layoff personnel not critical to operations to reduce overhead.

     Operating Loss. Operating loss was reduced to $105,808 for the third quarter of fiscal 1999 from $118,202 for the third quarter of fiscal 1998. The decreased losses primarily resulted from overhead reductions in the 1999 period through the temporary layoff of personnel.

     Interest Expense and Interest Expense - Related Parties. Interest expense and interest expense - related parties increased from $9,657 in the 1998 period to $34,087 in the 1999 period primarily due to additional debt incurred subsequent to December 31, 1997 to provide working capital.

Nine Months Ended December 31, 1998 and December 31, 1997

     Total Revenues. Total revenues decreased approximately 44.7% in the first nine months of fiscal 1999 to $614,891 from $1,112,073 in the first nine months of the prior year. This decrease in the first nine months of fiscal 1999 as compared to the same period of the prior year was largely the result of decreases in product sales and service revenues and license fee income. Product sales and service revenues were down 32.58% to $503,336 in the 1999 period as compared to $746,501 in the same period of fiscal 1998. Decreases in product sales in the 1999 period as compared to the same period of the prior year resulted primarily from decreased sales of Ergonomic Stands as well as an approximate 11% decrease in international sales, which related to decreased sales to the Company's primary Latin American distributor. The first nine months of the fiscal 1998 period also included $250,000 in license fee income whereas the same period of fiscal 1999 had no comparable income. Income from royalties decreased slightly to $111,555 for the first nine months of fiscal 1999 as compared to $115,572 for the same period of the prior year.

     Sales of the Automatic J-Tackers increased in the first nine months of fiscal 1999 representing 16.02% of total product revenue as opposed to 6.6% of product revenue in the same period of the prior year. This increase resulted from an upgrade to the equipment, which was completed and available to customers early in the first quarter of fiscal 1999. Sales of the Single Needle Belt Loop Machine and the Label Loader/Folders as a percentage of total product revenue decreased slightly to 23.28% and 22.16%, respectively, for the fiscal 1999 period from 23.7% and 25%, respectively, for the fiscal 1998 period. Sales of Ergonomic Stands decreased to 2.81% of sales in the first nine months of fiscal 1999 from 14.5% of sales in the same period of the prior year. These figures relating to sales of Ergonomic Stands include only orders in which the customer purchases the stand alone, with or without table top, for use as a table/workstation or to mount existing equipment at the customer's location. Ergonomic Stands, however, are also typically purchased as an optional part of a package unit and are included with approximately 95% of orders for products such as Single Needle Belt Loop Machines and Label Loader/Folders. Therefore, sales of Ergonomic Stands are typically higher when taking into consideration sales of the unit as an integral part of another product. In addition, to remain competitive, the Company introduced a Manual Ergonomic Stand in the third quarter of fiscal 1998, which sells at a lower price than the pneumatic and electronically operated stands that the Company also provides. Sales of the Manual Ergonomic Stands contributed to the reduction in total dollar volume of sales of Ergonomic Stands.

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

     Cost of Revenues. Cost of revenues decreased approximately 34% to $406,493 in the fiscal 1999 period from $617,240 in the fiscal 1998 period. This decrease was primarily related to lower cost of materials and overhead applied in the 1999 period. Material purchases decreased approximately $193,000 for the first nine months of fiscal 1999 which was directly related to the decrease in sales revenue for that period. Total overhead applied decreased 21.4% from $141,373 in the first nine months of fiscal 1998 to $111,090 for the same period of fiscal 1999. This decrease primarily related to decreased salary and related benefits.

     Research and Development. R&D costs decreased by 9% to $134,052 in the first nine months of fiscal 1999 from $147,298 in the first nine months of fiscal 1998 due to decreases in salary and related benefits. This decrease was primarily due to temporary cutbacks in engineering staff during the third quarter of the fiscal 1999 period. The research and development department focuses on advancing the electronic gearing technology as well as improving the performance of current products, developing new products both with and without the electronic gearing technology, and expanding the electronic gearing technology to serve new markets.

     Selling, General, and Administrative. SG&A expenses decreased by approximately $1,560,000 to $425,542 in the first nine months of fiscal 1999 from $1,987,251 in the first nine months of fiscal 1998. This decrease was primarily the result of recording $1,431,997 in the fiscal 1998 period to reflect the non-recurring expenses relating to the registration process, stock distribution, and implementation of a stockholder relations program. The remaining SG&A expenses for the fiscal 1999 period represent an approximate 23% decrease from the 1998 period. The 1998 period reflected costs incurred for recruiting additional engineering staff as well as increased advertising, travel and related expenses incurred to exhibit equipment at the July 1997 IMB trade show in Germany and subsequent trips to follow-up on leads generated from the show whereas the 1999 period had no comparable costs. The 1999 period reflected decreases in (i) legal and accounting expenses, and (ii) salary and related benefits due to management's decision to reduce overhead by laying off personnel not critical to operations.

     Operating Loss. The operating loss decreased from $1,639,716 in the first nine months of fiscal 1998 to $351,196 in the first nine months of fiscal 1999. The decreased losses were primarily due to expenses incurred during the 1998 period which were non-recurring expenses relating to the registration process offset somewhat by the increased sales and license fee revenues received during the period.

     Interest Expense and Interest Expense-Related Parties. Interest expense and interest expense-related parties decreased by approximately 9.28% from $77,840 in the 1998 period to $70,616 in the 1999 period. This decrease was primarily a result of a non-cash interest charge of $44,280 and the conversion of $119,910 of notes to Common Shares of the Company in the second quarter of fiscal 1998 which was offset somewhat as the Company incurred additional indebtedness from related parties subsequent to December 31, 1997.

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

     Net cash used by operating activities was $319,309 in the nine month period ended December 31, 1998 as compared to $319,078 in the same period of the previous year. The primary cause for the change was increases and decreases in working capital items.

     Net cash used by investing activities was $9,505 in the 1999 period as compared to $38,494 in the 1998 period. Primary uses of funds were related to capital expenditures and patents. Capital expenditures totaled approximately $4,369 in the 1999 period and $6,214 in the 1998 period. Capital expenditures are expected to increase over the next year during which time the Company expects to move from its existing facility. See "Future Operations."

     Net cash provided by financing activities was $315,030 in the 1999 period and $315,337 in the 1998 period. The cash provided by financing activities was proceeds from issuance of stock and notes payable to related parties and others.

     The Company's principal commitments at December 31, 1998 consisted primarily of notes payable to related parties as well as other notes payable. The Company used the proceeds of these notes to provide working capital for operations and for the continuing development of the electronic gearing technology as well as to fund the costs of license and royalty agreement negotiations. Several of these notes were extended to retain working capital.
On August 1, 1997, the effective date of the registration statement, $145,770 of notes payable to related parties and $119,910 of notes were converted to 88,560 Common Shares of the Company at $3.00 per share. Remaining notes payable, with interest rates ranging from 10% to prime plus 1%, are due in fiscal 1999. The Company plans to extend the remaining related party notes payable if working capital is not sufficient to repay the loans. Due to the continuing demand for the new technology, management is actively seeking up to a $2,000,000 line of credit to provide funds for the tooling, inventory, and additional personnel needed to meet the industry's demands for the new technology. There are no significant restrictive covenants relating to the existing notes payable, although several of the notes are personally guaranteed by the President of the Company.

Effect of Recently Issued Accounting Standards

In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal quarters of fiscal years beginning after June 15, 1999. It is not anticipated that this statement will impact the Company.

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

     The Company's products are not date sensitive. With respect to its internal systems, the Company has reviewed such systems to assess the impact of the year 2000. Based upon that review and information provided from vendors, the Company believes that the only system affected is its IBM AS400 main frame computer which controls the Company's administrative, accounting, financial, and inventory software. As part of the Company's participation in IBM's ongoing maintenance program, IBM has made the necessary modifications available in an upgrade release for the operating system and software package that the Company uses. The Company purchased the upgrade package during the 1998 fiscal year at a cost of $1,400. Upon attempting to install the upgrade in December 1998, it was discovered that memory size needed to be increased. The Company purchased additional memory in January 1999 at an additional cost of $677. Installation of the additional memory is scheduled to be completed by the end of February 1999 and the plan is to complete installation and testing of the Year 2000 upgrade by the end of March 1999. The Company does not anticipate any material disruption in its operations as the result of installing the upgrade. The Company believes that the overall cost of compliance should not exceed $7,000 and expenses such compliance costs when incurred.

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

     Although the Company expects its critical systems to be compliant by March 31, 1999, there is no guarantee that these results will be achieved. Specific factors that give rise to this uncertainty include a possible loss of technical resources to perform the work, failure to identify all susceptible systems, non-compliance by third parties whose systems and operations impact the Company, and other similar uncertainties. A reasonably possible worst case scenario might include the Company's inability to accurately maintain accounting records. Such an event could result in a material disruption to the Company's operations. Specifically, the Company could experience an interruption in its ability to collect and process payments of receivables, invoice shipments, and/or process payables. Should the worst case scenario occur it could, depending on its duration, have a material impact on the Company's results of operations and financial positions, although the Company does have manual procedures in place that would help keep this to a minimum.

Future Operations

     Management believes that its traditional products will continue to generate sales revenue and that TES will continue to solve other problems for customers as they arise in their manufacturing processes. Management has been reducing overhead in all areas in order to lower operating expenses until the Company locates additional working capital (which it hopes to do soon) and production begins on the FS2000 Felling Machines. At that time, management expects that overhead will increase as necessary to meet production demands of the Felling Machine.

     New product developments such as the label loader/folder for woven labels and upgrades to existing equipment, using traditional technology, are expected to keep the traditional product line competitive as the Company continually works on developing products that its competitors have not attempted or have failed to develop. Management believes that these products and upgrades can be completed with the existing R&D staff. In addition, there is a great demand for products incorporating the electronic gearing technology. The Company is in various stages of design and development on machines using the electronic gearing technology including a three-dimensional stitching machine for automotive air bags, a multi-head buttonhole machine, a multi-head button sewing machine, a single needle plain sewer, and a keyhole buttonhole machine.
Research and development of these items has been halted but is expected to resume as soon as additional working capital is obtained.

     As the demand for the electronic gearing technology continues to grow, the Company is making preparations to meet the existing and expected future demands of its manufacturing and research and development efforts. In October 1998, management retained professional investment bankers to assist the Company in locating additional capital of up to $2,000,000 for its operations.

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

     To provide for continued growth, the Company plans to build a new facility that would provide sufficient space for the Company's needs. The Company owns approximately six acres of undeveloped land where the building will be constructed. Management has decided that it would be economically feasible to start a second shift and to subcontract some of its manufacturing processes at such time that the demand exceeds the capacity of the operations capable in one eight-hour shift in the facility to be constructed later this year, thus allowing use of the existing site. The estimated cost of building the new facility is $1,600,000. The Company plans to construct the facility during the 1999 calendar year. The cost of the facility is expected to be funded through a Knox County bond issue.

     As of December 31, 1998, the Company had backlog orders it believes to be firm totaling approximately $270,000 of which approximately $69,500 is for equipment that is part of the Company's standard product line and is expected to be completed by February 28, 1999. The backlog also reflects orders of approximately $210,000 for eleven FS2000 Felling Machines. Delivery of the FS2000 is expected to begin in May 1999 pending the timely receipt of the additional capital which the Company is working to obtain. In addition, the Company has received requests from 48 different manufacturers for a FS2000 trial unit. The Company also has indications of interest for additional orders totaling approximately $750,000 relating to products, other than the felling machine, using the electronic gearing technology upon completion of production models and

$1,176,000 for new products currently being developed using traditional technology. There is no assurance that these indications of interest will become firm orders.

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

                          PART II - OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds.

     On June 8, 1998 in a transaction not involving any public offering pursuant to Section 4(2) of the Securities Act of 1933 (the "Act"), TTI sold 12,500 Common Shares to one individual for $2.00 per share. On October 15, 1998, TTI sold 15,000 shares to one individual and his spouse for $1.00 per share and, on October 16, 1998, TTI sold 50,000 shares to one individual also for $1.00 per share in transactions not involving any public offering pursuant to Section 4(2) of the Act. On November 17, 1998, the Company issued 4,000 Common Shares at $1.50 per share to M. W. Colvin as payment for consulting services in a transaction not involving any public offering pursuant to Section 4(2) of the Act. There was no underwriter or broker involved and no solicitation of any other potential investors.

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

     All of the shares and Warrants to be distributed by Monogenesis have been distributed. The selling shareholders may sell their shares from time to time at market price or in negotiated or other transactions. TTI believes that no selling shareholders that owns over 5% of TTI's Common Shares sold any Common Shares during the first three quarters of fiscal 1999.

     Since August 1, 1997, the effective date of the registration statement, and prior to December 31, 1998, TTI has incurred for its account in connection with the issuance and distribution of the securities registered the following amounts:

                                   Direct or Indirect Payments
                                  to Directors, Officers, Holders
                                   of 10% of Any Class of Stock             Direct or Indirect
                                      or Affiliates of TTI                  Payments to Others
                                  -------------------------------           ------------------
Underwriting Discounts
 or Commissions                                        0                           $     (1)
Finders' Fees                                          0                                  0
Underwriter's Expenses                                 0                                  0
Other Expenses                                         0                            175,940
                                            ------------                           --------
  Total Expenses                                      $0                           $175,940 (1)

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

Item 6.        Exhibits and Reports on Form 8-K.

(a)  Exhibits Index

                                                                      Exhibit      Page
                                                                   Table Number   Number
                                                                   -------------  ------
I.    Plan of Acquisition, Reorganization, Arrangement,                    2
      Liquidation or Succession
      (i)    Stock Purchase Agreement and Plan of                                    +
             Reorganization (including all schedules)
II.    Articles of Incorporation and Bylaws                                3
      (i)    Certificate of Incorporation of Tice Technology, Inc.        (i)        +
      (ii)   Bylaws of Tice Technology, Inc.                             (ii)        +
III.  Instruments Defining Rights of Security Holders                      4
      (i)    Common Stock Purchase Warrant Agreement                                 x
             Between Tice Technology, Inc. and Warrant Agent
IV.   Financial Data Schedule                                             27        23

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


                              Tice Technology, Inc.


                              By: /s/ William A. Tice
                                 ----------------------------------
                                      William A. Tice, President

                              Date:   February 15, 1999
                                    -------------------------------


                              By: /s/ Karen A. Walton
                                 ----------------------------------
                                      Karen A. Walton, Chief Financial Officer

                              Date:   February 15, 1999
                                    -------------------------------