Form 10-K405
period 1998-03-31
TICE TECHNOLOGY INC
filed 1999-06-30
CIK 1020676

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1999 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ___________ to _____________.

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

                                (423) 925-4501
             (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange
          Title of Each Class                    on Which Registered
          -------------------                    -------------------
                 None                                   None

         Securities registered pursuant to Section 12(g) of this Act:

                   Common Shares, $0.01 per value per share
                        Common Stock Purchase Warrants

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.                  Yes   X      No _____
                                                              -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                  [_]

  The aggregate market value, as of June 24, 1999 (based upon the average bid and asked prices on such date) of the voting and non-voting common equity held by non-affiliates of the registrant was $1,755,798.

  The number of shares outstanding of each class of the registrant's common stock as of June 24, 1999 was: 7,012,214 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

                          Exhibit Index on page 47.

                               TABLE OF CONTENTS



                                                                                                    PAGE
PART I
  Item 1.     Business..............................................................................   1
  Item 2.     Properties............................................................................  10
  Item 3.     Legal Proceedings.....................................................................  10
  Item 4.     Submission of Matters to Vote of Security Holders.....................................  10

PART II
  Item 5.     Market For Registrant's Common Equity And Related Stockholder Matters.................  10
  Item 6.     Selected Financial Data...............................................................  11
  Item 7.     Management=s Discussion and Analysis of Financial Condition and Results of Operations.  13
  Item 7A.    Quantitative and Qualitative Disclosures About Market Risk............................  21
  Item 8.     Financial Statements and Supplementary Data...........................................  21
  Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.  41

PART III
  Item 10.    Directors and Executive Officers of the Registrant....................................  41
  Item 11.    Executive Compensation................................................................  43
  Item 12.    Security Ownership of Certain Beneficial Owners and Management........................  44
  Item 13.    Certain Relationships and Related Transactions........................................  45

PART IV
  Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................  47

SIGNATURES

                                    PART I

Item 1. Business.

The Company
-----------

     Tice Technology, Inc. ("TTI") is a holding company which was formed on June 21, 1996 by Tice Engineering & Sales, Inc. ("TES") and Monogenesis Corporation, a closed-end investment company ("Monogenesis"), to acquire and hold the issued and outstanding stock of TES. On August 1, 1997, TTI acquired all of the issued and outstanding TES stock in exchange for 5,450,220 of its Common Shares and 750,000 of its Class B Common Shares. TTI also issued 300,000 Common Shares and 1,000,000 Common Stock Purchase Warrants (the "Warrants") for $.01 each to Monogenesis, most of which were distributed to Monogenesis' shareholders. This established TTI's shareholder base of approximately 1,200 institutional investors. TTI also issued 88,560 Common Shares in satisfaction of certain of TES's debts. Upon completion of the exchange, TES became a wholly owned subsidiary of TTI. TTI's Common Shares trade on the Electronic Bulletin Board under the symbol TICE.

     TES was incorporated in 1973 and is an engineering firm which provides engineering and technical solutions, generally through the development or enhancement of equipment, for the apparel industry. TES researches, designs, develops, tests, manufactures and markets specialized high technology, garment production line stitching machines and related equipment. During manufacture and assembly, the arrangement of component parts of a tice7 product are configured to meet the purchaser's special production line application requirements. Accordingly, most of TES's products are made-to-order pursuant to customer specifications as indicated on purchase orders received from customers. Generally, a potential customer outlines a need or problem relating to its manufacturing process, TES reviews the need as it would apply to the industry as a whole and estimates the cost to provide the product or service. Once manufactured for the initial customer, TES retrofits the unit to fit specifications for other customers that would also benefit from the new TES product that lessens or solves the problem encountered in their same manufacturing process. TES obtains patents on many of its products which, when patented, it licenses to other manufacturers to produce or contract manufactures for its own customers. TES generally retains the rights to the design of all products it designs and manufactures.

     Prior to October 1996, 95% of TES's revenues were derived from the sale of products designed and manufactured by TES and further described below. The remaining revenues were derived from rents received from real property owned by TES and some consulting fees. TES sold the rental real estate on September 30, 1996. The consulting fees are very minor as independent revenues; traditionally these fees are encompassed in the design and manufacture of TES's products for a particular customer. In January 1997, TES granted a major sewing machine manufacturer, Brother Industries, Ltd. of Nagoya, Japan, a nonexclusive license to make, assemble, use and sell products incorporating TES's patented electronic gearing technology and know-how. Since that time approximately 18% of TES's revenues have been derived from license fees and in June 1997 TES began receiving income from royalties on sales of machines produced under the license. Royalty income represented 20% of TES's revenues for the year ending March 31, 1999. TES also manufactures replacement parts for its products and a few minor attachments and provides consulting services at hourly rates.

     During the past six years, in addition to marketing and selling the conventional product line that it has sold for some time, TES has spent considerable time developing new technology and obtained four patents, two in 1994, one in 1995 and one in 1998. The bulk of the research efforts since 1993 have been centered on the electronic gearing technology. This technology was initially developed for the double needle belt loop machine and, by using a computer and servo motors, eliminates approximately 90% of the mechanical parts as well as certain other technical problems associated with the previous machine.

     TES's success is dependent on its ability to provide solutions to the sewing industry (and, to a certain extent, some other industries) through its existing products or by developing new or enhanced products. TES believes the electronic gearing technology has application to many other types of machines including machines used in industries other than the sewing industry, such as the automotive industry. To date, in addition to the double needle belt loop machine and the lap seam felling machine (see "Business - Research and Development"), TES has built "proof of concept" models of the multi-head buttonhole machine and, the plain lock stitch sewing machine.

     The Company believes that the income received from license fees and royalties will increase over the next several years. This belief is based on forecasts of increased sales of the equipment produced under license in the December 1997 Bobbin magazine as well as anticipated successful results of current negotiations with other manufacturers to enter into additional license agreements. The Company also anticipates increased sales revenues in the current fiscal year upon startup of production of the lap seam felling machine under the joint development agreement described in the section labeled Research and Development.

Products
--------

Standard Products
-----------------

     TES sells various products mainly to the sewn products industry. Many of its products are covered by patents which generally provide protection for seventeen to twenty years from date of issue. TES's basic products include:

1) Twin Needle Belt-Loop Sewing Machine -- Patent #5,458,075 issued October 17, 1995.

2) Ergonomic Stands (pneumatic and electronic) -- Patent #5,313,893 issued May 24, 1994.

3)   Single Needle Belt Loop Machines -- Prior patents, if any, have expired.

4)   Button Hole Indexers -- Prior patents, if any, have expired.

5)   Takeaway Mechanisms -- Patent #5,303,910 issued April 19, 1994.

6) Indexing Stackers -- (incorporates takeaway Mechanism covered under patent #5,303,910).

7) Label Loader/Folders -- Patent #4,677,923 and #4,979,934 issued July 7, 1987 and December 25, 1990 respectively.

8)   Automatic "J" Tackers -- Prior patents, if any, have expired.

9)   Belt-Loop Winders -- No patents exist on this product.

10)  Needle Positioners -- Prior patents have expired.

11)  Pocket Creasers -- No patents exist on this product.

12) Pneumatic Circuit Boards -- No patents exist on this product although the circuit boards created were copyrighted from 1976 to 1986.

13)  Air Operated Clamp Lifts -- Prior patents have expired.

14) Electronic Gearing Components for Sewing Machines -- Covered by patent #5,458,075 issued on October 17, 1995 and patent #5,839,382 issued on November 24, 1998.

New Product Development
-----------------------

     TES continues to develop new products and upgrade existing products to meet its customer's needs and to provide solutions to problems not previously addressed by other equipment manufacturers. The end result developed by TES is targeted to provide the customer with benefits such as increased production, less down-time and maintenance cost, less operator fatigue, less operator training, and increased flexibility to change equipment specifications on site. During the fiscal year ending March 31, 1999, TES introduced the following new products and product upgrades:

1) Single Needle Loop Machines -- This product is an attachment that works with a customer's existing sewing-head to automate the process of attaching the single loop onto the tongue of athletic shoes. The machine feeds the loop out to the proper length, cuts the loop and folds both ends under by way of turning pins. Next the operator activation presents the pre-cut, pre-folded loop to the shoe tongue whereupon two air-operated presser feet descend upon the folded loop ends, the turning pins then retract, one end of the loop is sewn, the unit indexes and the opposite end of the loop is sewn. The presser feet return to the up position, the operator moves the material and the process is repeated.

2) Label Loaded -- This product is an attachment that works with a customer's existing sewing head to automate the process of attaching soft woven labels to garments. The label loader feeds a woven label from a hopper inserting it into a specially designed clamp. The operator needs only to place the garment under the clamp and engage the sewing cycle. Upon completion of the sewing cycle, the garment is removed and the process is repeated thus allowing greater accuracy in placement of hard-to-handle soft woven labels. This product will be made available to accommodate labels of different sizes. Label sizes can then be changed on existing units with interchangeable conversion kits.

     During the fiscal year ending March 31, 1999, sales of Automatic J-Tackers, Single Needle 'Loop' Machines and Label Loader/Folders generated sales of 17.7%, 21.6% and 20.0% respectively. During fiscal year ending March 31, 1998, sales of the Label Loader/Folders and Single Needle Belt Loop Machines contributed 22.5% and 22.4% to product sales respectively. Sales of Ergonomic Stands represented 12.8% of product sales revenues in the 1998 period. During fiscal year 1997, sales of the Label Loader/Folders contributed 34% to product sales revenues with sales of the folders divided between two models representing 18% and 16% respectively. Sales of the J-Tackers represented 16% of product sales revenues in the 1997 period. Management expects that products containing the electronic gearing technology will become its dominant products over the next several years.

Patents and Trademarks
----------------------

     The Company relies on a combination of patent, trade secret and trademark laws, confidentiality procedures, and contractual provisions to protect its intellectual property. TES patents many of the products it develops. TES currently has seven patents under which it is producing products and is working on designs for additional products. The patents have expiration dates ranging from 2004 to 2015. TES also sells products on which it holds patents that have expired. TES is currently working on obtaining patent protection in countries other than the U.S. on its electronic gearing technology and has applied for a second U.S. patent on the technology. In February 1998, TES announced that it received a favorable report regarding the international patents from the International Preliminary Examining Authority on the Company's electronic gearing technology. The report indicated that all 46 claims of the application met the requirements for novelty, inventive step and industrial applicability.

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

Research and Development
------------------------

     The Company conducts an active and ongoing research, development and engineering program that focuses on advancing the electronic gearing technology as well as improving the performance of current products, developing new products both with and without the electronic gearing technology, and expanding the electronic gearing technology to serve new markets. When a sewing manufacturer or other customer comes to TES with a production or ergonomic problem, TES will generally consult, build and then manufacture a piece of equipment designed to eliminate or lessen production or ergonomic problems or enhance production capabilities. Once the piece of equipment has been designed and produced as required by the customer, TES generally retains rights to the design and then offers the equipment and technology to the industry as a whole. In many cases, TES obtains a patent on the process to protect its rights. TES also has the option to license other manufacturers to produce and market the product in exchange for license fees and royalties.

     TES is in the process of designing the following equipment which uses TES's patented electronic gearing technology:

     .  A felling machine (virtually complete)

     .  A multi-head button hole machine (proof of concept model completed)

     .  A single needle plain sewer (proof of concept model completed)

     .  A multi-head button sewing machine (initial prototype development)

     . A sewing machine capable of sewing in three dimensions for use in sewing automotive air bags (project in initial design phase)

     With respect to the felling machine, TES entered into a Joint Development Agreement with a denim clothing manufacturer to develop a felling machine suitable for inseaming jeans using TES's electronic gearing technology. Under the agreement, TES retains ownership of the technology, but granted the manufacturer a nonexclusive, paid-up license to the jointly developed felling machine. The manufacturer paid TES a fee of $300,000 to develop the felling machine. In return, in addition to the license, it has the exclusive right after production of the first felling machine to purchase the resulting felling machines so long as it purchases a minimum of the lesser of TES's entire production or 249 machines during each year. The cost of each machine to the manufacturer is not to exceed $20,000 per machine. With respect to felling machines sold to any other company, the manufacturer is entitled to receive a royalty of 4% of the gross selling price until such time as it has received an amount equal to the amount paid by it to develop the product plus interest at a rate of 10% per annum. Although the denim manufacturer put a hold on the project in November 1996 due to plant reorganizations which limited its ability to take delivery of the machines, TES resumed work on the project independent of the manufacturer in June 1997. TES currently is fine tuning the pre-production model and expects to ship at least 10 production units by September 30, 1999.

     TES incurred research and development expenses of $163,204, $208,407, and $172,590 respectively in fiscal years 1997, 1998, and 1999. As the demand for the Tice electronic gearing technology grows, the Company is making preparations to meet the existing and expected future demands by increasing engineering personnel.

Market
------

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

     The Company markets its products and services worldwide with the primary concentration of sales being in North America, South America, and Europe. TES distributes its products to end users through direct technical sales persons as well as through an independent sales and distribution network of approximately 125 dealers. In addition, TES advertises in one or more of the apparel industry's international trade magazines and regularly attends apparel industry trade shows as an exhibitor to display its equipment and technology. The Company exhibited at the IMB Show in Cologne, Germany in May 1997, at the Bobbin Show in September 1997, and at the Bobbin World Show in Atlanta, Georgia in September 1998. The Company plans to exhibit equipment at the Bobbins Americas Show in Atlanta, Georgia in September/October, 1999 and at the IMB Machinery Show to be held in Germany in June, 2000. Several of the Company's distributors also display Tice equipment in their booths at various trade shows. Since January 1999, TES's distributors have displayed Tice equipment at the following trade shows: April 1999, Sewn Products Expo in Los Angeles, California; May 1999, Apparel Sourcing Show, Guatemala City, Guatemala; May 1999 JIAM (Japan International Apparel Machinery) Show in Tokyo, Japan; and May 1999, Bobbin Expo in Mexico City. Upcoming trade shows in which distributors may display Tice equipment include: Bobbin Expo in Sao Paulo, Brazil, August 1999; and The 807 Laguna Show, Torreon Mexico, October 1999. All equipment manufactured by TES bears the Company's registered trademark, and applicable patent numbers. Equipment produced under a license agreement from the Company is advertised in trade publications and displayed in trade shows by the licensee with the "Tice Technology(R)" registered logo, trademark, and patent numbers properly displayed.

     International sales represented 6%, 24%, and 13% of total revenues in the fiscal years ending March 31, 1997, 1998, and 1999 respectively. The reduced international sales in the 1999 period was primarily the result of shipments being held pending resolution of delinquent account balances due from one of the Company's primary international distributors. Management is currently reviewing the distributor's account and has taken measures to insure that the end users of the equipment will receive ongoing sales, service, and support by increasing direct sales to end users as well as signing additional distributors to cover the growing Latin American market. All export sales are paid in U.S. Funds, either in advance of shipment or with an irrevocable letter of credit, therefore, there are no gains or losses included in operations related to foreign currency exchanges. To better serve its international customers, the Company's customer service department has personnel who are fluent in German and Spanish.

Revenue Sources
---------------

Product Revenue
---------------

     Historically, TES has primarily designed and manufactured special application equipment and attachments for denim (blue jeans) and work wear manufacturers. It also has manufactured equipment for other types of sewing manufacturers that produce drapery products; upholstery; shoes; sewn medical supplies; boat, car, and aircraft interiors; and general apparel. In fiscal 1999, TES received approximately 65% of its annual product revenue from three primary customers, Wrangler, Inc. ("Wrangler," d.b.a. "VF Jeanswear"), Levi Strauss & Company ("Levi"), and Superior's of Mexico. Sales to Wrangler and Levi, two denim and work wear manufacturers, accounted for 30.5% and 22.3% respectively of total product revenue during the 1999 fiscal year. Sales to Superior's, an equipment distributor for the apparel industry, accounted for 12.3% of product revenue for the 1999 year. Substantially all of TES's license fee and royalty revenue to date is from one customer, Brother Industries, Ltd. ("Brother") of Nagoya, Japan. The loss of any of these customers could materially affect TES's revenues and net income. However, management believes that, as it further develops uses for the electronic gearing technology, such as the three-dimensional stitching machine for automotive airbags, TES's dependence on a few customers or segment of the sewing industry will lessen or disappear. TES is also in various stages of formal and informal negotiations with various other manufacturers of equipment for the license of the electronic gearing technology.

License and Royalty Revenue
---------------------------

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

     All products produced under license from TES must prominently display the registered "Tice Technology(R)" trademark on the equipment, service manuals, advertisements and other related items. Brother has developed machines in two categories which it is actively advertising and promoting at trade shows and selling. Royalties on net sales of equipment sold under license were to be reported at the end of each six-month period, June and December each year, and are paid within thirty days after such report. Royalties reported in July 1997 for the period January through June 1997 totaled $12,908. Royalties reported in January 1998 for the period July 1997 through December 1997 totaled $102,664. In February 1998, TES requested that Brother report royalties on a quarterly basis although payment would remain due on a semi-annual basis. This change in reporting requirements allowed management to reflect the amount of royalties due on each quarterly financial report. Brother complied with the requested reporting change and in April 1998 reported royalties due for the period January 1998 through March 1998 which totaled $85,946 for the three month period. Income from royalties was $144,751 for the fiscal year ending March 31, 1999 as compared to $201,518 for the fiscal year ending March 31, 1998. Management believes that this reduction was primarily due to the slowdown in the Asian markets for TES's licensee. Management anticipates that revenue from license fees and royalties will increase as Brother introduces more machines using the electronic gearing technology and as Brother's sales of the two existing machines increase.

Backlog
-------

     As of March 31, 1999, TES had backlog orders it believes to be firm totaling approximately $280,000 of which approximately $65,500 is for equipment that is part of the Company's standard product line and is expected to be completed by June 30, 1999. The backlog also reflects orders of approximately $214,000 for eleven FS2000 Felling Machines. Delivery of the FS2000 is expected to begin in the Fall of 1999 as a result of the successful completion in June 1999 of the Company's private placement offering. In addition, the Company has received requests from 69 different manufacturers for a FS2000 trial unit. The Company also has indications of interest for additional orders totaling approximately $1,200,000 relating to products, other than the felling machine, using the electronic gearing technology upon completion of production models and $490,000 for new products currently being developed using traditional technology. There is no assurance that these indications of interest will become firm orders.

Competition
-----------

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

Manufacturing
-------------

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

     TES maintains an in-house inventory of all parts it manufactures and approximately 80% of the components supplied by outside vendors. Approximately 25% of components of TES products are vendor supplied. TES generally uses components supplied by a number of different sources and is therefore not predominantly dependent on one supplier of any component of any of its products. In addition, with the exception of a few items such as P.L.C.s (programmable logic controller, i.e. mini computer), PC computers, electric motors and electric switches (which are available from numerous suppliers), TES has the capability of manufacturing the components used in its products. Raw materials, such as aluminum, steel and brass, are also available from many suppliers.

Employees
---------

     As of March 31, 1999, the Company had sixteen full time employees. This number includes ten hourly and six salaried employees. The Company employs machinists, welding specialists, electronic specialists, assembly personnel, shipping and inventory personnel, clerical workers, electronic and mechanical engineers, and sales and service personnel. Approximately 83% of the Company's management have been employees of TES for at least ten years.

     The Company considers its relationship with its employees to be good, and none of its employees currently are represented by a union in collective bargaining with the Company.

     Due to the growing demand for the electronic gearing technology, the Company expects to increase its workforce by approximately 80% during the current fiscal year. The additional personnel will consist of engineers needed for the increased demand on the research and development department as well as assembly and production workers needed for the increased production output upon completion of the felling machine.

Item 2. Properties

     Tice Technology's corporate headquarters are located in Knoxville, Tennessee and are housed in the manufacturing facility leased through its subsidiary, TES. The facility consists of approximately 20,000 square feet. Of that space, the manufacturing area consists of 18,000 square feet, 2,000 of which constitute research and development operations. The remaining 2,000 square feet houses the administrative offices. The facility is located in a small retail center which was owned by TES prior to October 1996. As a condition of the sale of the center, TES remained in the center rent free through May 1997. Upon the expiration of the rent free period, TES continues to rent the manufacturing facility on a month to month basis at $6,773 per month.

     To provide for continued growth, the Company plans to either build a new facility or lease/purchase a facility that will provide sufficient space for the Company's needs. The Company owns approximately six acres of undeveloped land where a new facility could be constructed. Management has decided that it would be economically feasible to start a second shift and to subcontract some of its manufacturing processes at such time that the demand exceeds the capacity of the operations capable in one eight-hour shift at the present facility, thus allowing the possible use of the existing site. This decision will be made in the next twelve to eighteen months.

Item 3. Legal Proceedings

     There are no material pending legal proceedings to which Tice Technology, Inc. or its subsidiaries or to which any of its properties are subject.

Item 4. Submission of Matters to Vote of Security Holders .

     No matters were submitted to a vote of security holders of Tice Technology, Inc. during the fourth quarter of the Company's fiscal year ended March 31, 1999.

                                    PART II

Item 5. Market For Registrant's Common Equity And Related Stockholder Matters.

     Trading of Tice Technology, Inc.'s Common Shares and Warrants is reported on the Electronic Bulletin Board under the symbols TICE and TICEW, respectively. Reporting commenced on August 28, 1997.

     The following table reflects the high and low bid prices for the Company's Common Shares and Warrants for each quarter of its fiscal year ended March 31, 1999:

                                                      Common Stock
                           Common Shares            Purchase Warrants
                           -------------            -----------------
                            High     Low          High         Low

4/th/ Quarter, 1999        $ 1.6875 $ 0.75       $ 0.0**      $ 0.0**
3/rd/ Quarter, 1999        $ 1.75   $ 0.125      $ 0.25       $ 0.0625
2/nd/ Quarter, 1999        $ 3.00   $ 0.75       $ 0.625      $ 0.0625
1/st/ Quarter, 1999        $ 5.00   $ 2.00       $ 1.00       $ 0.25

4/th/ Quarter, 1998        $ 8.00   $ 2.00       $ 0.875      $ 0.3125
3/rd/ Quarter, 1998        $14.00   $ 3.625      $ 1.00       $ 0.05
2/nd/ Quarter, 1998        $ 4.25   $ 2.50       $ 0.0**      $ 0.0**
1/st/ Quarter, 1998          N/A*     N/A*          N/A         N/A

*  No trading during April 1998 - June 1998.
** No trades recorded.

     The approximate number of holders of Common Shares of TTI as of June 15, 1999 were 1,063 (based upon the number of record holders), excluding stockholders whose Common Shares are held in nominee or street name by brokers. The approximate number of holders of Warrants as of that same date were approximately 1,031 (based upon the number of record holders), excluding holders whose Warrants are held in nominee or street name by brokers.

     TTI had never paid cash dividends on its Common Shares, Class B Common Shares, or Class D Common Shares. Any future payment of cash dividends by TTI would require TES to pay cash dividends to TTI, and TES has not paid cash dividends to TTI in the past. TTI does not anticipate paying cash dividends on the Common Shares, Class B Common Shares or Class D Common Shares in the foreseeable future because it intends to cause TES to retain its earnings to finance the expansion of TES's business and for general corporate purposes. The declaration and payment of any dividends on the Common Shares will be at the discretion of TTI's Board of Directors and will depend on, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors considered relevant by the Board of Directors.

Item 6. Selected Financial Data.

     The following table summarizes certain selected consolidated financial data of the Company and is qualified in its entirety by the more detailed consolidated financial statements and notes thereto appearing elsewhere herein. The data have been derived from the audited consolidated financial statements of the Company.

--------------------------------------------------------------------------------
 Statement of Earnings Data:
--------------------------------------------------------------------------------

                                                               Years Ended March 31,
                                                           (Amounts in thousands except
                                                                per share amounts)
                                          -----------------------------------------------------------------------
                                                 1999          1998          1997         1996          1995
                                                 ----          ----          ----         ----          ----
Revenues                                          $  731       $ 1,344        $1,397        $1,242       $1,240

Operating expenses:
 Cost of revenues                                    474           751           815           699          712
 Research and development (net)                      172           208           163            47           43
 Selling, general, and administrative                560           882           563           482          420
                                                  ------       -------        ------        ------       ------
     Total operating expenses                      1,206         1,841         1,541         1,228        1,175

Operating income (loss)                             (475)         (497)         (144)           14           65

Total other income (expense)                         (90)       (1,370)          298             5         (100)
                                                  ------       -------        ------        ------       ------

Income (loss) before taxes                          (565)       (1,867)          154            19          (35)

Income tax expense (benefit)                          14            47           113             4           (5)
                                                  ------       -------        ------        ------       ------

Net income (loss)                                 $ (579)      $(1,914)       $   41        $   15       $  (30)
                                                  ======       =======        ======        ======       ======


Net income (loss) per common share

 Basic and diluted                                $(0.09)      $ (0.30)       $ 0.01


--------------------------------------------------------------------------------
 Balance Sheet Data:
--------------------------------------------------------------------------------

                                                               March 31,
                                                       (Amounts in thousands)
                             -----------------------------------------------------------------------------------------
                                   1999           1998          1997          1996          1995
                                   ----           ----          ----          ----          ----
Total assets                     $ 846         $1,102        $1,001        $1,431        $1,578

Total long-term liabilities      $ 630         $  556        $  ---        $  661        $  302

Total stockholders' equity       $(539)        $  (61)       $  176        $  142        $  121

--------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Year Ended March 31, 1999 Compared with Year Ended March 31, 1998
-----------------------------------------------------------------

     Total operating revenues decreased in 1999 by 46% to $730,937 from $1,344,231 in 1998. Product revenues decreased 34% to $586,186 in 1999 from $892,713 in 1998 as capital constraints limited new product introductions featuring the Company's electronic gearing technology and sales of traditional products decreased significantly due to increased competition and limited resources available to the Company to effectively market the products worldwide. In 1999, sales of TES's Automatic J-Tackers, Belt Loop Machines and Label Loaders/Folders generated sales of $103,698 (17.7%), $126,438 (21.6%) and $117,079 (20.0%), respectively, whereas sales in 1998 of each product produced sales of $86,504 (9.8%), $197,804 (22.4%) and $198,089 (22.5%), respectively.
While sales of the traditional products are expected to continue through the efforts of the Company to continually upgrade and customize these products to meet customer needs, most of the anticipated source of future revenues for the Company is expected to be generated from new products either virtually developed or currently in development. Also, in addition to product revenue, royalty income decreased 28% in 1999 to $144,751 from $ 201,518 in 1998 primarily due to the slowdown in the Asian markets for TES's licensee. And finally, license fees decreased 100% to none in 1999 from $250,000 in 1998 as TES's licensee did not introduce any new products or meet any set sales milestones utilizing the TES's electronic gearing technology which would require payment of the established license fees.

     Total operating losses decreased approximately 4%, primarily due to decreased operating expenses more than offsetting the decreased operating revenues.

     Cost of revenues, as a percentage of total revenues, increased 9.0% to 64.8% from 55.8%, primarily due to the lower royalty income and lack of license fee income, neither of which have associated costs. Costs associated with product sales decreased 4% in 1999 from approximately 84% in 1998 to 80% in 1999. This decrease was primarily the result of lower labor and overhead costs due to cost-controlling efforts by management.

     Research and development ("R&D") costs decreased 17% to $172,590 in 1999 from $208,407 in 1998 the result of lower salary costs ($124,514 in 1999 compared to $169,755 in 1998). Minimal new product development activities occurred during 1999.

     Selling, general, and administrative ("SG&A") expenses decreased 37% to $560,009 in 1999 from $882,161 in 1998. This was primarily as a result of lowered compensation and benefit costs from both reductions in headcount and curtailed benefit programs ($290,764 in 1999 compared to $460,882 in 1998), reduced advertising and selling costs as the Company was awaiting the launch of new products ($43,908 in 1999 compared to $81,824 in 1998), lower legal and accounting costs due to a reduced need for such services ($47,975 in 1999 compared to $84,151 in 1998), lower recruiting costs due to curtailed hiring of new personnel ($11,170 in 1999 compared to $42,000 in

1998) and lower stock promotion costs ($3,550 in 1999 compared to $55,788 in
1998). These reductions were offset somewhat by an increase in allowance for bad debts related to an international distributor of the Company's products ($28,374 in 1999 compared to none in 1998).

     Other expenses for the 1999 fiscal year totaled $90,038, comprised mainly of interest expense of $96,747. Interest expense was incurred on notes issued to finance working capital and operating losses as well as property and equipment owned by the Company. In 1998, interest expense totaled $94,358. Also in 1998, other expenses totaled $1,370,013, of which $1,091,280 non-cash expenses and $187,593 other expenses were due to the recording of non-recurring registration expenses upon the August 1, 1997 effective date of the registration statement. There were no comparable registration expenses in 1999.

     The Company recorded a lower income tax expense of $14,174 in 1999 compared to $47,020 in 1998, mainly as a result of lower royalty and licensing fees and foreign tax credits withheld from such payments but not utilized by the Company due to net operating losses.

Year Ended March 31, 1998 Compared with Year Ended March 31, 1997
-----------------------------------------------------------------

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

     Total operating losses increased by approximately 246% from $143,733 in the 1997 fiscal year to $497,430 in the 1998 fiscal year largely due to increases in SG&A expenses.

     Cost of revenues as a percentage of total revenues decreased 2.4% to 55.8% of total revenues for fiscal 1998 as compared to 58.3% of total revenues for fiscal 1997. This decrease was largely the result of recording royalty revenue in the 1998 fiscal year which had no associated cost. Also, in the fourth quarter of the 1997 fiscal year, the Company recorded a provision of $120,000 for excess and obsolete inventory. The royalty revenue helped to offset increases in direct labor and related benefits as well as increased overhead applied relating to increases in rent expenses incurred during the 1998 year.

     R&D costs increased by 27.7% to $208,407 in the 1998 fiscal year from $163,204 in the 1997 fiscal year due to increased salaries and benefits relating to engineering as well as officers' salaries and increased R&D inventory.

     SG&A expenses increased 56.6% to $882,161 in fiscal 1998 from $563,223 in fiscal 1997. Compensation expenses relating to employee stock options granted August 1, 1997 totaling $109,375 as well as $79,174 in expenses relating to stock promotions and stockholder relations were recorded during fiscal 1998 whereas the prior year had no such expenses. Legal and accounting fees also increased approximately 50.7% to $84,151 in fiscal 1998 from $55,807 in fiscal 1997 as a result of additional expenses incurred with quarterly reporting requirements. Salary and related expenses increased in the 1998 period as a result of increases in salaries and related benefits in the fourth quarter of fiscal 1997 and expenses related to recruiting additional personnel during the first nine months of the 1998 fiscal year.

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

     The Company recorded a lower income tax expense of $47,020 in 1998 compared to $112,746, mainly the result of taxable income in 1997 (primarily the gain on sale of the shopping center) compared to a net loss in 1998.

Inflation
---------

     Inflation has not had a significant impact on the Company's operations to date.

Liquidity and Capital Resources
-------------------------------

     Since its inception, the Company has financed its operations through a combination of cash flow from operations, bank borrowings, and borrowings from individuals. The Company's capital requirements have arisen primarily in connection with purchases of fixed and intangible assets, and the Company has historically made significant expenditures each year for research and development and marketing new technology, though these activities were somewhat curtailed in 1999.

     Net cash used by operating activities was $277,111 in 1999, $541,206 in 1998 and $110,993 in 1997. The primary cause of the net use of cash from operations in 1999 was the operating loss of $579,552 offset by increases and decreases in working capital items. In 1998 the primary cause of the net use of cash was the net loss of $1,914,463 offset by non-cash expenses related to the stock registration of $1,047,000, non-cash compensation expenses related to the issuance of employee stock options of $109,375 and increases and decreases in working capital items. In 1997, the primary cause of the net use of cash was net income of $41,479, deferred income taxes of $112,476, recording a provision for inventory obsolescence of $120,000, and increases and decreases in working capital items offset by the gain on sale of property and equipment of $500,363.

     Net cash provided (used) by investing activities was ($9,488) in 1999, ($42,579) in 1998 and $695,475 in 1997. Primary uses of funds in 1999 were related to capital expenditures and patents. Primary uses of funds in 1998 and 1997 were related to capital expenditures, patents, and notes receivable. The primary source of funds in 1997 was generated through the sale of company assets including a shopping center. Capital expenditures totaled approximately $3,600 in 1999 compared to approximately $7,000 in 1998 and $11,000 in 1997. Capital expenditures are expected to increase over the next year during which time the Company expects to move from its existing facility (see "Future Operations").

     Net cash provided (used) by financing activities was $291,691 in 1999, $533,455 in 1998 and ($517,911) in 1997. The cash provided by financing activities in 1999 was primarily related to proceeds from notes payable issued to related parties and others as well as proceeds from the issuance of stock and stock warrants. In 1998 the cash provided by financing activities was primarily related to proceeds from the exercise of employee stock options and warrants and from notes payable issued to related parties and others. In 1997 the cash used from financing activities primarily included proceeds from notes payable issued to related parties and others. In all years such amounts were used primarily to make debt repayments including notes related to the shopping center that was sold in 1997.

     The Company's principal commitments at March 31, 1999 consisted primarily of notes payable to related parties as well as other notes payable. The Company used the proceeds of these notes to provide working capital for operations and for the continuing development of the electronic gearing technology as well as to fund the costs of license and royalty agreement negotiations and registration of securities of the Company. Several of these notes were extended to retain working capital. On August 1, 1997, the effective date of the registration statement, $145,770 of notes payable to related parties and $119,910 of notes were converted to 88,560 Common Shares of the Company at $3.00 per share. Remaining notes payable, with interest rates ranging from 10% to prime plus 1% are due in fiscal 1999 and 2000. The Company plans to extend the remaining related party notes payable if working capital is not sufficient to repay the loans.

     Subsequent to March 31, 1999, the Company entered into a binding letter of intent with investors to provide the Company $280,000 of additional capital through the purchase of 700,000 restricted Common Shares and provided for a "best efforts" underwriting for the Company to secure an additional $2,050,000 of funds to be used mainly for working capital, capital expenditures, additional patent work, retirement of certain notes payables to a shareholder, payment of existing accounts payable, and for costs associated with the offering. Upon the successful completion of the offering on June 25, 1999, the Company issued 1,500,000 restricted Common Shares for $0.70 per share and $1,000,000 in promissory notes. The notes include warrants to purchase 100,000 restricted Common Shares of the Company at $0.50 per share for 48 months. The notes bear interest at 10% per annum. The interest accrued during the first year is payable at the end of the year. Thereafter, accrued interest is payable quarterly. The notes may be prepaid without penalty and are secured by the patents on the electronic gearing technology.

     In connection with the offering, the placement agent received a commission of 10% on the proceeds of the sale of the notes and the shares. In addition, the finder received a fee of 3% of the funds raised (including the initial $280,000) and options to purchase 50,000 restricted Common Shares at $1.00 per share for five years.

     In addition, as part of this agreement, two related party note holders agreed to convert their existing notes payable and related interest totaling $296,181 to Common Shares of the Company. In addition, except for a $125,000 payment from the proceeds of the offering, the Company's majority stockholder agreed to subordinate all amounts due him to the $1,000,000 in promissory notes. Management believes that the funds from the offering will allow the Company to complete and launch new products utilizing the electronic gearing technology as well as hire additional personnel to sell and support both the existing products and future products. Finally, the Company is in negotiation with two regional banks to provide the Company up to a $1,000,000 revolving line of credit for additional working capital resources to be secured by the Company's accounts receivable, inventory, and fixed assets.

Effect of Recently Issued Accounting Standards
----------------------------------------------

     In June, 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for the fiscal quarters of fiscal years beginning after June 15, 1999. It is not anticipated that this statement will have a material impact on the Company.

Year 2000 Issues
----------------

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

     The Company's products are not date sensitive. With respect to its internal systems, the Company has reviewed such systems to assess the impact of the Year 2000. Based upon that review and information provided from vendors, the Company believes that the only one of its internal systems that will be affected is its IBM AS400 main frame computer which controls the Company's administrative, accounting, financial, and inventory software. As part of the Company's participation in IBM's ongoing maintenance program, IBM has indicated that it has made the necessary modifications available in an upgrade for the operating system and software packages that the Company uses. The Company purchased the upgrade package during the 1998 fiscal year at a cost of $1,400. Upon attempting to install the upgrade in December 1998, it was discovered that memory size needed to be increased. The Company purchased additional memory in January 1999 for $677. The Company has completed approximately 50% of the installation and does not anticipate any material disruptions in its operation as the result of installing the upgrades. The Company believes that the overall cost of compliance should not exceed $7,000 and expenses such compliance costs when incurred.

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

     Although the Company expects its critical systems to be compliant by September 30, 1999, there is no guarantee that these results will be achieved. Specific factors that give rise to this uncertainty include a possible loss of technical resources to perform the work, failure to identify all susceptible systems, non-compliance by third parties whose systems and operations impact the Company, and other similar uncertainties. A reasonably possible worst case scenario might include the Company's inability to accurately maintain accounting records. Such an event could result in a material disruption to the Company's operations. Specifically, the Company could experience an interruption in its ability to collect and process payments of receivables, invoice shipments, and/or process payables. Should the worst case scenario occur it could, depending on its duration, have a material impact on the Company's results of operations and financial positions, although the Company does have manual procedures in place that would help keep disruption to a minimum.

Future Operations
-----------------

     Management believes that although its traditional products will continue to generate sales revenue and that TES will continue to solve other problems for customers as they arise in their manufacturing processes, the majority of future revenues are dependent on anticipated new product introductions. Management reduced overhead in all areas in order to lower operating expenses until the Company completed its financing for additional working capital and production begins on the FS2000 Felling Machines. At that time, management expects that overhead will increase as necessary to meet production demands of the Felling Machine.

     Recent new product developments such as the label loader/folder for woven labels and upgrades to existing equipment, using traditional technology, are expected to keep the traditional product line competitive as the Company continually works on developing products that its competitors have not attempted or have failed to develop. Management believes that these products and upgrades can be completed with the existing R&D staff. In addition, there is a great demand for products incorporating the electronic gearing technology. The Company is in various stages of design and development on machines using the electronic gearing technology including a three-dimensional stitching machine for automotive air bags, a multi-head buttonhole machine, a multi-head button sewing machine, a single needle plain sewer, and a keyhole buttonhole machine. Research and development of these items has been halted but is expected to resume as soon as additional working capital is obtained and additional engineering personnel are added.

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

     To provide for continued growth, the Company plans to either build a new facility or lease (with an option to purchase) a facility that will provide sufficient space for the Company's needs. The Company owns approximately six acres of undeveloped land where a new facility could be constructed, or suitable other land is available should the Company choose to build. Management has decided that it would be economically feasible to start a second shift and to subcontract some of its manufacturing processes at such time that the demand exceeds the capacity of the operations capable in one eight-hour shift in the present site, thus allowing the possible use of the existing site until a decision is reached with regards to future facility needs.

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

Special Considerations
----------------------

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

     Diversification and Long Term Growth.  The Company plans to diversify its
     ------------------------------------
business and to seek opportunities for long term growth by developing additional products for sale to manufacturers in industries other than the apparel industry as well as additional licensing of the electronic gearing technology. There is no assurance that the Company will be successful in these efforts.

     Product Development.  As described above, the Company is in the process of
     -------------------
developing new products, including the label loader/feeder for woven labels, the felling machine, and the sewing machine capable of three dimensional stitching of automotive air bags. The Company plans to investigate other new product development opportunities as part of its effort to expand its product offerings and market. There are no assurances that the Company will be able to locate such opportunities or successfully exploit them once located.

Other Factors Relating to Forward-Looking Statements
----------------------------------------------------

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

     In the event the Company needed additional financing, there can be no assurance that any such financing will be available on acceptable terms. If such financing is not available on satisfactory terms, the Company may be unable to expand its business or develop new customers as desired and its operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders.

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

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Tice Technology, Inc. & Subsidiary


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Tice Technology, Inc. & Subsidiary (the "Company") at March 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP


Knoxville, Tennessee
June 16, 1999, except as to Note 14
for which the date is June 25, 1999

TICE TECHNOLOGY, INC. & SUBSIDIARY
Consolidated Balance Sheets
As of March 31, 1999 and 1998

                                         1999        1998
Assets

Cash and cash equivalents             $  24,155   $   19,063
Accounts receivable, net                 65,245      192,615
Note receivable                              --       11,993
Prepaid expenses                          8,097        9,013
Inventory, net                          387,654      394,116
                                      ---------   ----------

   Total current assets                 485,151      626,800

Property and equipment:
 Land                                   130,000      130,000
 Equipment                              536,254      528,740
 Vehicles                               107,751      124,599

   Total property and equipment         774,005      783,339

   Less accumulated depreciation       (596,364)    (603,700)
                                      ---------   ----------

   Property and equipment, net          177,641      179,639

Patents, net                            178,803      174,462
Note receivable from related party           --       79,610
Other assets                              4,350       41,818
                                      ---------   ----------

   Total assets                       $ 845,945   $1,102,329
                                      =========   ==========

 The accompanying notes are an integral part of these consolidated financial statements.

                                                                             1999           1998
Liabilities and Stockholders' Equity (Deficit)

Notes payable and current maturities of long-term debt                    $  214,790    $  255,039
Accounts payable                                                             233,030       304,448
Accrued liabilities                                                          109,798        38,815
Notes payable to related parties, current portion                            197,698         8,741
                                                                          ----------   -----------

     Total current liabilities                                               755,316       607,043

Notes payable to related parties, long-term portion                          620,482       556,310
Note payable, long-term portion                                                9,424            --
                                                                          ----------   -----------

     Total liabilities                                                     1,385,222     1,163,353

Stockholders' equity (deficit):

  Capital stock, no par value; 2,000 shares authorized; 750 shares
   issued and outstanding at March 31, 1999 and 1998                          13,493        13,493
  Common shares, par value $.01; 30,000,000 shares authorized;
   5,994,064 and 5,907,639 shares issued and outstanding
   at March 31, 1999 and 1998, respectively                                   59,941        59,076
  Class B common shares, convertible, par value $.01;
   5,000,000 shares authorized; 750,000 shares issued and
   outstanding at March 31, 1999 and 1998                                      7,500         7,500
  Class D common shares, convertible, par value $.01;
   600,000 shares authorized, none issued or outstanding
   at March 31, 1999 and 1998                                                     --            --
  Preferred shares, par value $.01; 10,000,000 shares authorized;
   none issued or outstanding at March 31,1999 and 1998                           --            --
  Additional paid in capital                                               1,704,161     1,603,727


  Accumulated deficit                                                     (2,324,372)   (1,744,820)
                                                                          ----------   -----------

     Total stockholders' equity (deficit)                                   (539,277)      (61,024)
                                                                          ----------   -----------

     Total liabilities and stockholders' equity (deficit)                 $  845,945   $ 1,102,329
                                                                          ==========   ===========

 The accompanying notes are an integral part of these consolidated financial statements.

TICE TECHNOLOGY, INC. & SUBSIDIARY
Consolidated Statements of Operations
For the years ended March 31, 1999, 1998 and 1997

                                                      1999          1998          1997
Operating revenues:
  Sales and service                               $  586,186   $   892,713   $  1,147,281
  License fees                                            --       250,000        250,000
  Royalties                                          144,751       201,518             --
                                                  ----------   -----------   ------------

  Total operating revenues                           730,937     1,344,231      1,397,281

Operating expenses:
  Cost of revenues                                   473,678       751,093        814,587
  Research and development                           172,590       208,407        163,204
  Selling, general and administrative                560,009       882,161        563,223
                                                  ----------   -----------   ------------

      Total operating expenses                     1,206,277     1,841,661      1,541,014
                                                  ----------   -----------   ------------

Operating loss                                      (475,340)     (497,430)      (143,733)

Other income (expense):
  Registration expenses                                   --    (1,278,873)      (107,687)
  Rental income                                           --            --         28,200
  Rental expense                                          --            --        (29,792)
  Gain on sale of fixed assets                         3,274            --        500,363
  Interest expense - related parties                 (65,690)      (49,772)       (16,830)
  Interest expense                                   (31,057)      (44,586)       (75,652)
  Other income (expense)                               3,435         3,218           (644)
                                                  ----------   -----------   ------------

  Total other income (expense)                       (90,038)   (1,370,013)       297,958
                                                  ----------   -----------   ------------

Income (loss) before income taxes                   (565,378)   (1,867,443)       154,225
Income tax expense                                    14,174        47,020        112,746
                                                  ----------   -----------   ------------

Net income (loss)                                 $ (579,552)  $(1,914,463)  $     41,479
                                                  ==========   ===========   ============


Income (loss) per share (Note 11):
  Basic and diluted                               $   $(0.09)  $    $(0.30)  $       0.01
                                                  ==========   ===========   ============

 The accompanying notes are an integral part of these consolidated financial statements.

TICE TECHNOLOGY, INC. & SUBSIDIARY
Consolidated Statements of Stockholders' Equity
For the years ended March 31, 1999, 1998 and 1997

                                                                                                        Retained         Total
                                                                            Class B     Additional      Earnings     Stockholders'
                                                Capital       Common        Common        Paid In     (Accumulated      Equity
                                                 Stock        Shares        Shares        Capital       Deficit)       (Deficit)
Balances, March 31, 1996                       $    8,634   $         -   $         -   $     4,859    $   128,164   $     141,657
 Net income                                             -             -             -             -         41,479          41,479
                                               ----------   -----------   -----------   -----------    -----------   -------------

Balances, March 31, 1997                            8,634             -             -         4,859        169,643         183,136
 Exercise of 30 capital stock warrants              4,859             -             -        (4,859)             -               -
 Issuance of 5,750,220 common shares,
   1,000,000 warrants to purchase common
   shares and 750,000 Class B common
   shares in connection with the effectiveness
   of registration statement                            -        57,502         7,500     1,039,139              -       1,104,141
 Conversion of debt into 88,560 common shares           -           886             -       264,964              -         265,850
 Exercise of 400 common share warrants                  -             4             -         3,196              -           3,200
 Issuance of 43,750 options to purchase
   common shares at below fair market value             -             -             -       109,375              -         109,375
 Exercise of 28,459 employee common
   share options                                        -           284             -        28,175              -          28,459
 Conversion of accounts payable into
   40,000 common shares                                 -           400             -       158,878              -         159,278
 Net loss                                               -             -             -             -     (1,914,463)     (1,914,463)
                                               ----------   -----------   -----------   -----------    -----------   -------------

Balances, March 31, 1998                           13,493        59,076         7,500     1,603,727     (1,744,820)        (61,024)

 Retirement of 375 common shares
   without reissue                                      -            (3)            -             3              -               -
 Issuance of 77,500 common shares                       -           775             -        89,225              -          90,000
 Exercise of 5,300 employee common share
   options                                              -            53             -         5,247              -           5,300
 Conversion of accounts payable into
   4,000 common shares                                  -            40             -         5,959              -           5,999
 Net loss                                               -             -             -             -       (579,552)       (579,552)
                                               ----------   -----------   -----------   -----------    -----------   -------------
 Balances, March 31, 1999                      $   13,493   $    59,941   $     7,500   $ 1,704,161    $(2,324,372)  $    (539,277)
                                               ==========   ===========   ===========   ===========    ===========   =============

 The accompanying notes are an integral part of these consolidated financial statements.

TICE TECHNOLOGY, INC. & SUBSIDIARY
Consolidated Statement of Cash Flows
For the years ended March 31, 1999, 1998 and 1997

                                                                              1999           1998          1997
Net cash flows from operating activities:
  Net income (loss)                                                     $   (579,552)  $  (1,914,463)  $    41,479
  Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities:
       Depreciation and amortization                                          14,289          18,550        35,683
       Noncash registration expenses                                              --       1,047,000           ---
       Noncash compensation expense                                               --         109,375            --
       Noncash interest expense                                                   --          44,280            --
       Increase in cash surrender value of life insurance                     (2,572)        (17,178)       (9,500)
       Provision for inventory obsolescence                                       --              --       120,000
       Provision for doubtful accounts receivable                             28,374              --            --
       Gain on sale of property and equipment                                 (3,274)             --      (500,363)
       Deferred income taxes                                                  14,174          47,020       112,746
       Changes in operating assets and liabilities:
        Receivables                                                          110,989        (116,173)       46,626
        Prepaid expenses                                                         916          (7,625)       11,884
        Inventory                                                              6,462         (26,513)      (22,606)
        Accounts payable and accrued liabilities                             133,083         274,521        53,058
                                                                        ------------   -------------   -----------

          Net cash used by operating activities                             (277,111)       (541,206)     (110,993)
                                                                        ------------   -------------   -----------

Cash flows from investing activities:
  Purchases of property and equipment                                         (3,644)         (6,737)      (10,974)
  Proceeds from disposal of property and equipment                             3,793              --       825,000
  Additions to patents                                                        (9,637)        (20,240)      (72,323)
  Additions to note receivable from related party                                 --         (15,602)      (46,228)
                                                                        ------------   -------------   -----------

  Net cash provided (used) by investing activities                            (9,488)        (42,579)      695,475
                                                                        ------------   -------------   -----------

Cash flows from financing activities:
  Proceeds from loan on life insurance                                        40,040              --            --
  Proceeds from notes payable to related parties                             335,941         652,490       324,000
  Proceeds from notes payable and long-term debt                               5,207          50,000       940,201
  Principal payments on notes payable to related parties                    (174,058)       (184,741)     (252,733)
  Principal payments on notes payable and long-term debt                     (10,739)        (28,953)   (1,529,379)
  Proceeds from issuance of stock and stock warrants                          90,000          13,000            --
  Proceeds from exercise of stock options and warrants                         5,300          31,659            --
                                                                        ------------   -------------   -----------

  Net cash provided (used) by financing activities                           291,691         533,455      (517,911)
                                                                        ------------   -------------   -----------

  Net increase (decrease) in cash and cash equivalents                         5,092         (50,330)       66,571

Cash and cash equivalents, beginning of year                                  19,063          69,393         2,822
                                                                        ------------   -------------   -----------

Cash and cash equivalents, end of year                                  $     24,155   $      19,063   $    69,393
                                                                        ============   =============   ===========

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

     Consolidated Financial Statements - The accompanying consolidated financial statements include the accounts of Tice Technology, Inc. ("TTI") and its wholly-owned subsidiary, Tice Engineering and Sales, Inc. ("TES"). The consolidation of these entities will be collectively referred to as the Company or Tice. All significant intercompany balances and transactions have been eliminated.

     On August 1, 1997 TTI acquired all of the issued and outstanding stock of TES including 750 shares outstanding at March 31, 1997 and 30 shares issued in connection with the exercise of warrants subsequent to March 31, 1997, from the shareholders of TES in exchange for 5,450,220 Common Shares and 750,000 Class B Common Shares. In addition, Monogenesis Corporation purchased 300,000 Common Shares and 1,000,000 warrants to purchase Common Shares at par value ($.01). In connection with the registration of the securities issued, the Company recognized $1,047,000 in registration expenses for the difference between the $3.50 initial share value and the price paid by Monogenesis for the stock. A portion of the shares and warrants were subsequently distributed by Monogenesis to its shareholders.

     Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less as cash equivalents.

     Trade Accounts Receivable and Concentrations of Credit Risk - The Company conducts a substantial portion of its business with three customers in the sewing industry (Note 6) with approximately $35,000 of total accounts receivable represented by these customers at March 31, 1999. One of the customers has a significantly delinquent account balance. Although management is working with the customer to resolve the matter and bring the account current, management recorded a $26,000 allowance for doubtful accounts during the fourth quarter of fiscal 1999.

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

     Patents - Certain legal and other direct expenses incurred in order to obtain patents on designed and manufactured parts have been capitalized at their cost to the Company. Amortization is calculated using the straight-line method over the estimated useful lives of the patents, primarily seventeen years. Amortization expense totaled $5,296, $5,210 and $4,548 during the years ended March 31, 1999, 1998 and 1997, respectively.

     Note Receivable from Related Party - The Company previously paid premiums on a life insurance policy for an officer of the Company in a split dollar agreement with collateral assignment, whereby the premiums paid by the Company are to be repaid upon receipt of the policy proceeds by the officer's beneficiaries. The Company is not a beneficiary of the policy. In April, 1998, the Company chose to cancel the policy in order to reduce expenditures and the total premium paid to date, $79,610, was applied as a payment against noted payable to the officer. Premiums paid by the Company totaled $17,178 in fiscal 1998.

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

     Accounting for Stock Based Compensation - The Company follows the provisions of FASB SFAS No. 123, Accounting for Stock Based Compensation. In accordance with this Statement, the Company records all stock-based compensation awarded to vendors at the fair value of the services received. As permitted by SFAS 123, the Company has chosen to apply APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based compensation awarded to employees.

     Effect of New Accounting Pronouncements - In June, 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which may be effective for the fiscal quarters of fiscal years beginning after June 15, 1999. It is not anticipated that this statement will have a material impact on the Company.

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

2.   Inventories

        Inventories at March 31 consist of:
                                                      1999        1998
             Raw materials                         $ 343,968   $ 363,472
             Work in process                         118,103      66,410
             Finished goods                           45,583      84,234
                                                   ---------   ---------

                                                     507,654     514,116
             Reserve for obsolescence               (120,000)   (120,000)
                                                   ---------   ---------

             Inventory, net                        $ 387,654   $ 394,116
                                                   =========   =========

3.   Notes Payable to Related Parties

     Notes payable to related parties consist of the following at March 31:

                                                                              1999             1998
     Notes payable to an officer, dated May 31, 1998 to March 31,            $472,174         $556,310
      1999; interest at 10%; due May 31, 2000 to March 31, 2001;
      subordinate to all other debt.
                                                                              196,006            8,741
     Notes payable to employee and outside director (business
      associates), dated December 15, 1996 to December 31, 1998;
      due August 31, 2003; interest at 10%; principal and interest due semiannually; $191,425 personally guaranteed by an
      officer and majority stockholder.

     Note payable to officer, dated March 19, 1999; due June 19, 1999;        100,000               -0-
      interest at 10%; principal and interest due upon receipt of specific accounts receivable

     Note payable to immediate family member of officer, dated May
      27, 1998 and last renewed May 23, 1999; renewable every 90 days; interest at 10% due monthly; principal due August 22,
      1999.                                                                    50,000               -0-
                                                                             --------         --------

                                                                              818,180          565,051
     Less current portion                                                     197,698            8,791
                                                                             --------         --------
                                                                             $620,482         $556,310
                                                                             ========         ========
8

4.   Notes Payable and Long-Term Debt

     Notes payable and long-term debt consist of the following at March 31:

                                                                             1999            1998
     Note payable to a bank, due June 13, 1999, interest at 9.25%          $  7,240         $ 12,000
      payable with 90 day renewals, vehicle pledged as collateral, personally guaranteed by an officer and majority stockholder.

     Note payable to a bank, dated August 31, 1996, monthly                      -0-         188,344
      payments of $4,712 with final payment due April 2, 1998.

     Note payable to legal counsel for services rendered dated               21,778               -0-
      August 11, 1998; interest at 6%; interest and principal
      payable monthly; due August 11, 2000.

     Note payable to a bank dated May 15, 1998, renewed through             190,502               -0-
      December 17, 1999; interest at 9.5%; interest due upon
      renewal; undeveloped property pledged as collateral;
      personally guaranteed by an officer and majority stockholder.

     Notes payable to individuals (business associates) dated June            4,695            4,695
      18, 1996 to August 29, 1996, renewable every 90 days,
      interest at 10%, principal and interest due April 24,1999.

     Note payable to a bank, dated October 2, 1997, interest at                  -0-          50,000
      7.25%, principal and interest due October 2, 1998.                   --------         --------


                                                                               224,214         255,039

     Less current maturities                                                   214,790         255,039
                                                                              --------        --------

     Long-term debt, less current maturities                                  $  9,424        $     -0-
                                                                              ========        ========

     On August 1, 1997, $119,910 of the notes payable to individuals were converted into 39,970 common shares.

5.   Income Taxes

     The provision for income taxes for the periods ended March 31, 1999, 1998 and 1997, is comprised of:

                                                 1999              1998             1997
     Current income tax expense:
      Federal                                   $     -           $     -         $      -
      State                                           -                 -                -

     Deferred income tax expense:
      Federal                                    14,174            47,020          100,971
      State                                           -                 -           11,775
                                                -------           -------         --------

       Total expense                            $14,174           $47,020         $112,746
                                                =======           =======         ========

     The components of temporary differences and the approximate tax effects that give rise to the Company's net deferred tax asset at March 31, 1999 and 1998, are as follows:


                                                        1999                                  1998
     Current:
       Section 263A cost in ending inventory         $  44,545                             $  41,340
       Inventory reserves                               31,200                                31,200
       Accounts receivable reserve                       6,760                                     -
                                                     ---------                             ---------

                                                        82,505                                72,540

       Valuation allowance                             (82,505)                              (72,540)
                                                     ---------                             ---------

     Total current asset                             $       -                             $       -
                                                     =========                             =========

     Long-term:
       Net operating loss carryforwards                 $  348,277  $  215,400
       Foreign tax credit carryforwards                     61,194      47,020
       Stock options                                           758       4,200
                                                         ---------   ---------

                                                           410,229     266,620
       Valuation allowance                                (410,229)   (266,620)
                                                         ---------   ---------

     Total long-term asset                               $       -   $       -
                                                         =========   =========

     During 1999, the Company increased its valuation allowance by $153,574 to $492,734, which is maintained against deferred tax assets. Management is unable to currently assert that it is more likely than not that the deferred tax asset will be realized.

     The provision for income taxes at March 31 differs from the "expected" income tax expense (using a Federal income tax rate of 21%) as a result of the following:

                                                          1999        1998       1997
     Computed "expected" tax expense (benefit)           $(121,706)  $(392,163)  $  55,002
     State income taxes, net of federal income taxes       (28,978)    (93,372)     13,096
     Permanent differences including nondeductible
     registration expenses                                   2,531     261,385         450
     Utilization of state NOLs not previously recorded           -           -     (23,792)
     Change in valuation allowance                         153,574     271,170      67,990
     Other                                                   8,753           -           -
                                                         ---------   ---------   ---------

        Provision for income taxes                       $  14,174   $  47,020   $ 112,746
                                                         =========   =========   =========

     At March 31, 1999, the Company had net operating loss carryforwards of approximately $1.320,000 and $1,428,000 for federal and state purposes, respectively, available to offset future taxable income. These carryforwards will expire, if not utilized, in 2011 through 2014. The Company had $61,194 of foreign tax credit carryforwards at March 31, 1999. These credits will expire, if not utilized, in 2004.

6.   Major Customers and Export Sales

     Tice Technology, Inc. had three customers that represented 31%, 22 and 12% of its revenues in 1999; 31%, 20% and 19% of its revenues in 1998; and 33%, 32% and 7% of its revenues in 1997, respectively.

     Approximately 13%, 24% and 6% of the Company's sales were export sales in fiscal 1999, 1998 and 1997, respectively. All export sales are paid in U.S. funds either in advance of shipment or with an irrevocable letter of credit, therefore, there are no gains or losses included in operations related to foreign currency exchanges.

7.   Research and Development Costs and Joint Development Agreement

     Research and development costs consist of the following approximate amounts at March 31:

                                     1999      1998       1997
          Salaries                 $125,000   $170,000  $108,000
          Travel                          -          -     5,000
          Insurance                   5,000      5,000     3,000
          Payroll taxes               9,000     13,000     4,000
          Telephone                   3,000      4,000     3,000
          Utilities                   1,000      1,000     1,000
          Materials                  30,000     15,000    39,000
                                   --------   --------  --------
                                   $173,000   $208,000  $163,000
                                   ========   ========  ========

     In December 1994, the Company entered into an agreement with a denim clothing manufacturer to develop a specialized sewing machine for the manufacture of jeans. This agreement was accounted for by the Company in accordance with SFAS 68. The manufacturer reimbursed the Company a total of $300,000 for research and development costs, providing $150,000 in both fiscal 1996 and 1995. Tice incurred total costs related to this agreement of $18,600, $45,500 and $41,903 in fiscal 1999, 1998 and 1997, respectively, which are included in the research and development costs above.

     Under the terms of the agreement, the denim clothing manufacturer will have exclusive rights to purchase specialized sewing machines for an initial period of two years from the date of shipment of the first production machine. After the initial two year period, in order to maintain its exclusive rights, the manufacturer must purchase certain minimum quantities. In the event the Company sells the machines to a third party during this two-year period, the Company is required to pay royalties to the manufacturer at the rate of 4% of the gross selling price up to the total amount reimbursed to the Company ($300,000) for research and development costs, plus 10% interest. The Company has sold no machines to third parties as of March 31, 1999. Under no circumstances is any portion of the reimbursement refundable. The equipment related to this agreement is currently in the final testing phase with expected shipment of the first machines in the second or third quarter of fiscal 2000.

8.   License and Royalty Agreement

     In June 1996, the Company entered into a nonexclusive license and royalty agreement with a sewing machine manufacturer to use the electronically geared sewing machine technology developed and patented by the Company. Under the terms of the agreement, the manufacturer is to pay the Company $250,000 upon the sale of the first class of machine built by the manufacturer using the technology. In addition, the manufacturer is to pay the Company an additional $250,000 plus 2% of the sales price for sales of each class of sewing machine produced and sold by the manufacturer using the Company's technology. The manufacturer has no obligation to apply the Company's technology to additional classes of industrial sewing machines. In 1998, the Company earned $250,000 from the sale of one class of machines under this license. Royalty income from the sale of the machines produced under this agreement was $144,751 and $201,518 in 1999 and 1998, respectively.

9.   401(k) Plan

     The Company's 401(k) plan was established in fiscal 1997, and is available to all full-time and part-time employees who have completed six months of continuous employment with the Company. The Company can make a discretionary matching contribution which is determined by the Board of Directors at the beginning of each plan year. The matching contribution vests at 20% per year over a five year period. Each year, employees must work a minimum of 1,000 hours. Vesting at the plan start date is retroactive to the date of employment for individuals employed by Tice prior to the plan start date. The Company made contributions of approximately $13,100 in fiscal 1998 and $0 in fiscal 1999.

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

     On August 1, 1997, the Company issued 1,000,000 warrants to Monogenesis Corporation of which a portion was distributed to Monogenesis shareholders. The warrants, each of which entitles the holder to purchase one Common Share of the Company, have an exercise price of $8.00 and expire two years from the date of issuance. At March 31, 1999, 400 warrants had been exercised.

11.  Earnings Per Share

     Effective December 31, 1997, the Company adopted SFAS 128. Under SFAS 128, both basic and diluted income (loss) per share were $(0.09), $(0.30) and $0.01 for the respective years ended March 31, 1999, 1998 and 1997. Basic income (loss) per share were computed by dividing net income (loss) applicable to common stock by the weighted average common shares outstanding during each period. Diluted income (loss) per share were computed by dividing net income (loss) applicable to common stock plus the effect of assumed conversion of debt and exercise of warrants by weighted average common shares outstanding plus dilutive potential common shares. Potential common shares are not included in the computation of diluted per share amounts in periods when the Company reports a loss. Potentially dilutive common equivalent shares were 3,550 and 13,130 for fiscal years 1999 and 1998, respectively. Basic and diluted income (loss) per share are the same for all classes of the Company's common stock (thus they are not presented separately) because they have noncumulative dividend rights of which none were available for distribution under the terms of the Certificate of Incorporation. Due to the Company's recapitalization in August 1997, all common share and per share amounts in the accompanying financial statements have been restated.

     Following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share:

                                                            1999          1998         1997
   Income (loss)
     Basic:
       Income (loss) available to common stockholders    $ (579,552)  $(1,914,463)  $   41,479

     Effect of dilutive securities:
       Convertible debt                                           -             -       17,900
                                                         ----------   -----------   ----------

     Diluted:
       Income (loss) available to common stockholders
         plus assumed conversions                        $ (579,552)  $(1,914,463)  $   59,379
                                                         ==========   ===========   ==========

   Shares:
     Basic:
       Weighted average common shares outstanding         6,701,752     6,314,804    5,962,500

     Effect of dilutive securities:
       Convertible debt                                           -             -       59,040
       Warrants                                                   -             -      170,357
                                                         ----------   -----------   ----------

     Diluted:
       Weighted average common shares outstanding
         plus assumed conversions                         6,701,752     6,314,804    6,191,897
                                                         ==========   ===========   ==========

12.  Supplemental Disclosure of Cash Flow Information

                                                            1999          1998         1997
     Cash paid during the period for:
       Interest                                          $   45,818   $    23,194   $   67,240

     Noncash investing and financing activities:

     In fiscal 1999, 1998, and 1997, the Company converted $50,929, $29,378 and $25,222, respectively, of accrued interest into notes payable to business associates and officers.

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

     Also in fiscal 1998, TTI issued 5,450,220 Common Shares and 7,500 Class B Common Shares in exchange for 780 shares of TES Capital Stock.

     In fiscal 1999, the Company canceled a split dollar life insurance policy and the corresponding related party note receivable of $79,610 was applied against outstanding notes payable to a related party.

     In fiscal 1999, the Company converted $24,707 of accounts payable into notes payable. In addition, $19,926 of accounts payable, $50,000 of notes payable, and $50,000 of accrued salaries payable were converted to a note payable to a related party.

     Also in fiscal 1999, the Company converted $5,999 of trade accounts payable owed to vendors into 4,000 Common Shares.

13.  Stock Options

     The Company established a stock option plan in fiscal 1998, to provide additional incentives to its officers and employees. Eligible persons are determined by management. Each option granted under the plan shall be exercisable only during a fixed term from the date of grant as specified by management, but generally equal to 10 years. Options are fully vested on the date of grant. In fiscal 1998, the Board of Directors approved the issuance of up to 54,750 options to acquire common shares of which 43,750 options were granted during fiscal 1998 and became fully vested upon the effective date of the registration statement. No additional options were granted under this plan during fiscal 1999.

     The Company established an additional stock option plan in fiscal 1999, to provide additional incentives to its officers and employees. Eligible persons are determined by management. Each option granted under the plan shall be exercisable only during a fixed term from the date of grant as specified by management, but generally not to exceed 10 years. Vesting requirements of the option are determined by management, but are generally not less than one year from the date of grant. The exercise price of the options are at least fair market value on the date of grant. The stockholders approved the issuance of up to 100,000 options to acquire common shares of which no options were granted during the year.

     A summary of outstanding options as of March 31, 1999, and changes during the years ended March 31, 1999 and 1998, is presented below:

                                                                                  Weighted-Average
                                                                       Options      Exercise Price
  Outstanding at April 1, 1997                                             -      $             -
    Granted                                                           43,750                 1.00
    Exercised                                                        (28,459)                1.00
    Forfeited                                                              -                    -
                                                                   ---------      ---------------
  Outstanding at March 31, 1998                                       15,291      $          1.00
                                                                   =========      ===============
 Options exercisable at March 31, 1998                                15,291      $          1.00
                                                                   =========      ===============
  Weighted-average fair value per
    share of options granted
    during the year                                                   43,750                 3.50
                                                                   =========      ===============

                                                                                  Weighted-Average
                                                                       Options      Exercise Price
  Outstanding at April 1, 1998                                        15,291      $          1.00
    Granted                                                                -                    -
    Exercised                                                          5,300                 1.00
    Forfeited                                                            713                    -
                                                                   ---------      ---------------
  Outstanding at March 31, 1999                                        9,278      $          1.00
                                                                   =========      ===============
 Options exercisable at March 31, 1999                                 9,278      $          1.00
                                                                   =========      ===============
  Weighted-average fair value per
    share of options granted
    during the year                                                      -0-                  -0-
                                                                   =========      ===============

   The weighted average remaining contractual life of outstanding options at March 31, 1999 was 0.33 years. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend growth rate of 0%; expected volatility of 1.327; risk-free interest rate of 5.71%; and expected lives of two years.

   The Company recorded compensation expense of $109,375 related to options granted in August 1997, as the exercise price of the options was less than the initial share value of the Company's common stock at grant date. Had compensation cost for the Company's plan been determined consistent with the method of SFAS 123, the Company's net loss would have remained the same for fiscal 1999 and 1998.

14. Subsequent Events

     On April 30, 1999, the Company entered into an agreement with an outside investment firm to sell up to 1,500,000 Common Shares for $0.70 per share and $1,000,000 in notes payable coupled with warrants to purchase 100,000 Common Shares utilizing a "best efforts" underwriting. On June 25, 1999, this offering was completed and the Company received $2,025,000 less commissions of $203,913. The notes payable are secured by the patents related to the Company's electronic gearing technology and the warrants, which have an exercise price of $0.50 per share, expire two years from the date of grant. The majority stockholder and holder of $456,000 of related party notes payable agreed to subordination of $336,000 of his notes until the $1,000,000 of notes payable are repaid in full. In addition, two individuals and the investment firm immediately purchased 700,000 Common Shares for $280,000.

     As conditions of the above referenced transactions, the Company appointed a new President and Chief Executive Officer and entered into a three-year employment agreement and an incentive stock option agreement with the new employee. Also, the Company entered into a three-year employment agreement with the majority stockholder as Executive Vice President and Chief Technology Officer, and he will remain as Chairman of the Board of Directors. The Company appointed the new President and Chief Executive Officer to the Board of Directors, and appointed two representatives of the outside investment firm to the Board of Directors filling seats opened by the resignation of two then current Directors.

     One current Director converted notes payable and related accrued interest of $195,300 into 217,000 Common Shares and the new President and Chief Executive Officer converted $101,150 of notes payable and related accrued interest into 101,150 Common Shares.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

     The following are TTI's executive officers and directors. Brief descriptions of their experience follow.

             Name                            Position
             ----                            --------

             William A. Tice                 Chairman of the Board, Chief
                                             Technology Officer, Executive Vice
                                             President, Director

             Charles R. West                 President, Chief Executive Officer,
                                             Director (1)

             Karen A. Walton                 Vice President, Secretary/Treasurer

             Michael A. Atkins               Director (2)

             Billie Joe Clayton              Director

             Patrick L. Martin               Director (2)

--------------------------------------------------------------------------------

(1) In connection with the employment of Mr. West, Mr. Tice, the holder of a majority of the issued and outstanding Common Shares and all of the Class B Common Shares, agreed to vote the number of his shares necessary to elect Mr. West a director of the Company so long as Mr. West's employment agreement remains in effect.

(2) In connection with their purchase of shares and the private placement offering of debt and equity of the Company completed on June 25, 1999, Mr. Tice agreed to elect two designees of the initial purchasers in the private placement (Michael A. Atkins, Patrick L. Martin, and LandOak Securities L.L.C., of which Mr. Atkins and Mr. Martin are members) for so long as they, together with the initial investors under the private placement own at least 10% of the Company's common stock. In addition, if the 10% requirement is no longer met, so long as such persons own at least 5% of the Company's common stock or the promissory notes sold in the private placement remain outstanding, Mr. Tice agreed to elect one of their designees a director of the Company. Mr. Atkins and Mr. Martin are the initial designees.

     William A. Tice, age 54, has been a director of TTI since its incorporation
     ---------------
in June 1996. He has served as President and currently serves as Chairman of the Board, Chief Technology Officer, and a director of TTI and President and a director of TES. He has held the positions with TES since 1972 when he purchased the business from his father. Mr. Tice received Associate Degrees in Accounting and Business Administration from Knoxville Business College in 1973. He has over 30 years experience in the sewing industry.

     Charles R. West, age 42, was elected President, Chief Executive Officer,
     ---------------
and a director of TTI effective May 1, 1999. From August 1995 to April 1999, Mr. West was a managing partner of Venture Alliance, LLC, a venture capital firm in Knoxville, Tennessee, during which time he oversaw the launch of three out of the firm's eight start-up businesses. In each of the three, he acted as Chief Executive Officer until permanent management was located. Prior to working with Venture Alliance, LLC, from 1986 to 1995, Mr. West was President and Chief Executive Officer of MasterCraft Boat Company in Vonore, Tennessee. He was Executive Vice President and General Manager of that company from 1985 to 1986 and Vice President - Finance from 1982 to 1985. Mr. West is a certified public accountant and received a B.S. in Business Administration from The University of Tennessee in Knoxville in 1979.

     Karen A. Walton, age 38, currently serves as Vice President,
     ---------------
Secretary/Treasurer, and CFO of both TTI and TES. She is also Secretary and a director of TES and has held those positions since 1983. She was Treasurer of TES from December 1983 to June 1986 and has held that position since July 1996 and an employee since 1978. She became General Manager and a Vice President of TES in 1988. Ms. Walton became a Licensed Public Accountant in 1989, but due to her employment with a single company has ceased maintaining the license. Ms. Walton received Associate Degrees in Accounting and Computer Programming from Draughon's Junior College in Knoxville, Tennessee in 1986.

     Michael A. Atkins, age 38, was elected a director of TTI in May 1999.
     -----------------
Since March of 1983, Mr. Atkins has been employed by The Lanrick Group, Inc. in Knoxville, Tennessee where he provides financial planning and services. Mr. Atkins received a B.S. from Auburn University in Auburn, Alabama in 1982 and a Masters in Financial Planning from The College of Financial Planning in Denver, Colorado in 1994.

     Billie Joe Clayton, age 62, became a director of TTI and TES in August
     ------------------
1996. Mr. Clayton is currently the Chief Executive Officer of Clayton Motors, Inc. and affiliated companies and has held such position since 1961. He is also a director and Vice Chairman of the Board of Clayton Homes, Inc. since 1985. He is a Regional Director for First Tennessee Bank.

     Patrick L. Martin, age 46, was elected a director of TTI in May 1999.
     -----------------
Since August of 1981, Mr. Martin has been employed by The Lanrick Group, Inc. in Knoxville, Tennessee where he provides financial planning and services. Mr. Martin received a B.A. from the University of Tennessee inn Knoxville in 1974 and a Masters in Financial Planning from The College of Financial Planning in Denver, Colorado in 1995.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, officers, and persons who beneficially own more than ten percent of the Common Shares (each, a "Reporting Person") to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to the Exchange Act. Based solely upon a review of the forms and amendments thereto furnished to the Company during the fiscal year ended March 31, 1999, the Company believes that each Reporting Person complied with all applicable filing requirements during such fiscal year with the exception that William A. Tice filed three Form 4s late which related to three transactions.

Item 11. Executive Compensation

     Effective on May 1, 1999, the Company entered into employment agreements with William A. Tice to serve as its Chairman of the Board and Executive Vice President and Charles R. West to serve as President and Chief Executive Officer. Both agreements are for a term beginning on May 1, 1999 and ending on April 30, 2002 with automatic one-year renewal terms unless terminated on three-months notice by either party after the initial term. The agreements may be earlier terminated in the event of the death, permanent disability or, upon sixty-days notice, the gross misconduct, material dishonesty or felony conviction of the employee.

     Compensation under both agreements, in addition to benefits provided to other key employees, reimbursement of certain expenses and provision of an automobile or automobile allowance, is a base salary of $150,000 (subject to annual reviews and increases by the Board of Directors) and, beginning in the fiscal year ending March 31, 2001, a target bonus of up to 50% of base salary payable in accordance with annual goals and objectives set by the Board of Directors. Both agreements also provide that if the employee is terminated without cause, he will be entitled to receive severance pay equal to one-year of his then current base salary plus the target bonus of 50% of base pay, payable in a lump sum within fifteen days of termination. Benefits and perquisites continue for one-year after termination without cause.

     In addition to the compensation described above, Mr. West received incentive stock options to purchase Common Shares in an amount that will, if fully exercised, together with shares he received in payment of a loan to the Company, bring his cumulative ownership to 10% of the fully diluted outstanding Common Shares of the Company prior to the private placement. The options allow for purchases of up to 690,071 Common Shares. One-third of the options will vest on the first anniversary of employment and have an exercise price of $1.00 per share, one-third on the second anniversary with an exercise price of $3.50 per share and the remainder on the third anniversary with an exercise price of $7.00 per share. The options will be exercisable for five years from the date they vest.

     The following table sets forth the compensation of the previous President and Chief Executive Officer, William A. Tice, for the fiscal years ending March 31, 1999, 1998, and 1997.

                          Summary Compensation Table
                          --------------------------
                              Annual Compensation
                              -------------------

  Name and                                                         Other Annual
  Principal Position           Year   Salary ($)(1)   Bonus ($)  Compensation ($)(2)
-----------------------------  ----  --------------   -------    -------------------
William A. Tice, President,    1999      100,000        -0-            11,871
 Chief Executive Officer       1998      130,000        -0-            30,319
                               1997      105,000        -0-            58,097

(1) The 1999 salary includes $25,000 which was converted to a note payable. The remainder of $75,000 is carried as accrued salary payable. The 1998 salary includes $25,000 of accrued payroll that was converted to a note payable as subordinate debt.

(2) Other annual compensation includes life insurance premiums on split dollar (for 1999, $0.00; for 1998, $15,602; and for 1997, $46,228), regular life insurance (for 1999, 1998 and 1997, $9,695), health insurance premiums (for 1999, $2,176; for 1998, $2,022; and for 1997, $1,274), and 401(k) Plan
     match (for 1999, $0.00; for 1998, $3,000; and for 1997, $900) which is the same percentage of employer contribution match offered to other employees. The Company provided Mr. Tice with the use of a 1989 Mercedes 420 SEL; he pays the expenses of operation. Mr. Tice also receives interest on certain notes reflecting funds loaned to TES as subordinate debt.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information with respect to ownership of issued and outstanding stock and warrants of TTI by management and 5% or greater shareholders as of June 1, 1999:

-------------------------------------------------------------------------------------------------
                                                                     Total Number of     Percent
                                                                    Securities Owned       of
        Name and Address                   Title of Class             Beneficially      Class (1)
        ----------------                   --------------           ----------------   -----------
---------------------------------------------------------------------------------------------------
William A. Tice (1)               Common Shares                             5,786,025          75%
7610 Breckenridge Ln.             Class B Common Shares                       750,000         100%
Knoxville, TN                     Common Stock Purchase Warrants                  -0-           0%
---------------------------------------------------------------------------------------------------
Michael A. Atkins (2)             Common Shares                               400,000           6%
1033 Spyglass Way                 Class B Common Shares                           -0-           0%
Knoxville, TN                     Common Stock Purchase Warrants                  -0-           0%
---------------------------------------------------------------------------------------------------
Patrick L. Martin (3)             Common Shares                               400,000           6%
30 Riverdell                      Class B Common Shares                           -0-           0%
Knoxville, TN                     Common Stock Purchase Warrants                  -0-           0%
---------------------------------------------------------------------------------------------------
Billie Joe Clayton                Common Shares                               258,900           4%
817 Laurel Hill Road              Class B Common Shares                           -0-           0%
Knoxville, TN                     Common Stock Purchase Warrants                  -0-           0%
---------------------------------------------------------------------------------------------------
Charles R. West                   Common Shares                               101,151           1%
3516 Navigator Place              Class B Common Shares                           -0-           0%
Knoxville, TN                     Common Stock Purchase Warrants                  -0-           0%
---------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------

                                                                     Total Number of    Percent
                                                                    Securities Owned      of
        Name and Address                   Title of Class             Beneficially      Class (1)
        ----------------                   --------------             ------------      --------
-------------------------------------------------------------------------------------------------
Charles R. West                   Common Shares                            101,151             1%
3516 Navigator Place              Class B Common Shares                        -0-             0%
Knoxville, TN                     Common Stock Purchase Warrants               -0-             0%
-------------------------------------------------------------------------------------------------
Karen Ann Walton                  Common Shares                             10,837             *%
7633 Breckenridge Ln.             Class B Common Shares                        -0-             0%
Knoxville, TN                     Common Stock Purchase Warrants               -0-             0%
-------------------------------------------------------------------------------------------------
P. Bradley Walker (4)             Common Shares                              8,000             *%
Drawer 88, Walker Creek Rd.       Class B Common Shares                        -0-             0%
Walker, WV 26180-9948             Common Stock Purchase Warrants            88,000             9%
-------------------------------------------------------------------------------------------------
Walker Group, The                 Common Shares                                -0-             0%
Drawer 88, Walker Creek Rd.       Class B Common Shares                        -0-             0%
Walker, WV 26180-9948             Common Stock Purchase Warrants            52,000             5%
-------------------------------------------------------------------------------------------------
Monogenesis Corporation           Common Shares                             30,500             *%
Drawer 88, Walker Creek Rd.       Class B Common Shares                        -0-             0%
Walker, WV 26180-9948             Common Stock Purchase Warrants           188,000            19%
-------------------------------------------------------------------------------------------------
Directors and Officers            Common Shares                          6,856,913            87%
  As a Group (5)                  Class B Common Shares                    750,000           100%
                                  Common Stock Purchase Warrants               -0-             0%
-------------------------------------------------------------------------------------------------

(1) Mr. Tice is Chairman of the Board, Executive Vice President, and a director of TTI. The number of Common Shares listed for Mr. Tice includes 750,000 Common Shares which he would receive if he converted his Class B Common Shares.

(2) Mr. Atkins is a director of TTI. The number of Common Shares listed for Mr. Atkins includes the 100,000 Common Shares owned by LandOak Securities, LLC of which Mr. Atkins is a member and a 25% owner.

(3) Mr. Martin is a director of TTI. The number of Common Shares listed for Mr. Martin includes the 100,000 Common Shares owned by LandOak Securities, LLC of which Mr. Martin is a member and a 25% owner.

(4) The warrants reflected for Mr. Walker include the warrants held by The Walker Group, Inc.

(5) The number of Common Shares listed for directors and officers as a group included the 750,000 Common Shares that Mr. Tice would receive if he converted his Class B Common Shares and the 100,000 Common Shares owned by LandOak Securities, LLC over which Mr. Atkins and Mr. Martin have shared voting and investment power.

Item 13.  Certain Relationships and Related Transactions

     Management believes that all of the transactions listed below are at least as fair as a similar transaction with an unaffiliated third party would have been.

     During the last four years, Mr. Tice has loaned the Company money at an annual interest rate of 10%. The Company currently owes him approximately $350,000. For fiscal years ending March 31, 1999, 1998 and 1997 he received interest totaling $50,929, $21,092, and $7,322, respectively. Mr. Tice has agreed in the letter of intent entered into with The Lanrick Group, Inc. that the Company will not make any payments of the remaining amounts owed to him until the debt issued in the private placement is paid in full. Mr. Tice has also agreed that the debt to him will be subordinated to all other debts of the Company.

     Daisy L. Tice, Mr. Tice's mother, loaned the Company $50,000 at an interest rate of 10% per annum, renewable in ninety day increments. Interest is payable monthly.

     Mr. West loaned the Company $100,000 at an interest rate of 10% per annum and converted the principal and interest through April 30, 1999 into 101,151 Common Shares of the Company at a rate of $1.00 per share.

     Mr. Atkins and Mr. Martin are members and owners of The Lanrick Group, Inc. which entered into an agreement with TTI under which they purchased the Common Shares for $0.40 per share and became directors of TTI. A related party, LandOak Securities, LLC, also purchased 100,000 Common Shares for $0.40 per share pursuant to the agreement. Under the agreement, so long as Mr. Atkins, Mr. Martin, or their representatives own on a fully diluted basis more than 10% of TTI, Mr. Tice agrees to elect two of their nominees to the Board of Directors of TTI and so long as the ownership on a fully diluted basis exceeds 5% or the promissory notes sold in the private placement closed on June 25, 1999 remain outstanding, Mr. Tice agrees to elect one of their nominees to the Board of Directors of TTI. They are also entitled to demand registration and piggyback registration rights. The Lanrick Group, Inc. also agreed to use its best efforts to sell the securities offered in the private placement for a commission of 10% of the amount sold and received such commissions when the offering closed. TTI also reimbursed The Lanrick Group, Inc. $10,000 for legal costs associated with the transactions described in the letter of intent. TTI also agreed to elect Mr. West President and Chief Executive Officer of TTI and enter into an employment agreement with him which it has done. Mr. Tice and Mr. West agreed that they would not receive any payouts from TTI except the compensation approved by the Board of Directors.

     Mr. Clayton loaned the Company $130,000 at an interest rate of 10% per annum and converted the principal and interest through December 15, 1996 into 44,990 Common Shares of the Company at a rate of $3.00 per share. Mr. Clayton also loaned the Company funds at an interest rate of 9.5% per annum and converted the principal and interest through April 30, 1999 into 217,000 Common Shares at a rate of $0.90 per Common Share.

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)(1) Financial Statements (See Item 8)

            (i)  Reports of Independent Accountants
            (ii) Consolidated Balance Sheets - March 31, 1999 and 1998
            (ii) Consolidated Statements of Operations - For the years ended
                 March 31, 1999, 1998 and 1997.
            (iv) Consolidated Statement of Changes in Stockholders' Equity - For
                 the years ended March 31, 1999, 1998 and 1997
            (v) Consolidated Statement of Cash Flow - For the years ended March 31, 1999, 1998 and 1997
            (iv) Notes to Financial Statements

        (2) None

        (3) Exhibits Index

------------------------------------------------------------------------------------------------
                                                                        Exhibit          Page
                                                                     Table Number       Number
                                                                     ------------       ------
------------------------------------------------------------------------------------------------
I.   Articles of Incorporation and Bylaws                                  3
------------------------------------------------------------------------------------------------
     (i)   Certificate of Incorporation of Tice Technology, Inc.                          +
------------------------------------------------------------------------------------------------
     (ii)  Bylaws of Tice Technology, Inc.                                                +
------------------------------------------------------------------------------------------------
II.  Instruments Defining the Rights of Security Holders                   4
------------------------------------------------------------------------------------------------
     (i)   Common Stock Purchase Warrant Agreement Between Tice                           x
           Technology, Inc. and Warrant Agent
------------------------------------------------------------------------------------------------
     (ii)  Form of Promissory Note Issued in Connection with                             50
           Private Placement Closed on June 25, 1999
------------------------------------------------------------------------------------------------
     (iii) Warrant Agreement relating to Rights to Purchase up                           52
           to 100,000 Common Shares of Tice Technology, Inc.
           Received by Holders of the Promissory Notes
------------------------------------------------------------------------------------------------
     (iv)  Security Agreement Pledging Patents as Security for                           59
           Promissory Notes
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
     (v)   Registration Rights Agreement Giving Purchasers under
           the Private Placement Closed on June 25, 1999 Certain
           Demand and Piggyback Registration Rights                                        67
------------------------------------------------------------------------------------------------
     (vi)  Option Agreement Relating to Option to Purchase Up to
           50,000 Common Shares of Tice Technology, Inc. Granted to
           Finder                                                                          80
------------------------------------------------------------------------------------------------
III. Material Contracts                                                 10
------------------------------------------------------------------------------------------------
     (i)   Agreement Between Tice Technology, Inc. and Transfer                            *
           Agent
------------------------------------------------------------------------------------------------
     (ii)  Employment Agreement Between William A. Tice and Tice
           Technology, Inc.                                                                85
------------------------------------------------------------------------------------------------
     (iii) Employment Agreement Between Charles R. West and
           Tice Technology, Inc.                                                           91
------------------------------------------------------------------------------------------------
     (iv)  Incentive Stock Option Plan and Agreement between
           Charles R. West and Tice Technology, Inc.                                       96
------------------------------------------------------------------------------------------------
IV.  Subsidiaries of the Registrant                                     21                 *
------------------------------------------------------------------------------------------------
V.   Financial Data Schedule                                            27                102
------------------------------------------------------------------------------------------------

* Included in original filing of Registration Statement by Tice Technology, Inc. effective on August 1, 1997 and incorporated by reference herein.

+ Included in Pre-Effective Amendment No. 1 to the Registration Statement and incorporated by reference herein.

x Included in Pre-Effective Amendment No. 2 to the Registration Statement and incorporated by reference herein.

(b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended on March 31, 1999.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tice Technology, Inc.


By:  /s/                                                   on June 29, 1999
     -----------------------------------------------------
     Charles R. West, President, Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/                                                        on June 29, 1999
----------------------------------------------------------
William A. Tice, Chairman of the Board, Director


/s/                                                        on June 29, 1999
----------------------------------------------------------
Charles R. West, President, Chief Executive Officer, Director


/s/                                                        on June 29, 1999
----------------------------------------------------------
Karen A. Walton, Chief Financial Officer


/s/                                                        on June 29, 1999
----------------------------------------------------------
Michael A. Atkins, Director


/s/                                                        on June 29, 1999
----------------------------------------------------------
Patrick L. Martin, Director