Form 10-Q
period 1999-06-30
TICE TECHNOLOGY INC
filed 1999-08-16
CIK 1020676

                                   FORM 10-Q


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

                       Commission File Number 333-11591


                             Tice Technology, Inc.
                 (Exact name of registrant as specified in its charter)


           Delaware                                   62-1647888
    (State of incorporation)                         (IRS Employer
                                                 Identification Number)

                   ________________________________________


                           6711 Maynardville Highway
                          Knoxville, Tennessee 37918
                    (Address of principal executive office)

                                (423) 925-4501
                (Registrant's telephone number, including area code)


                    ________________________________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No____
                                        ---

     The number of shares outstanding of each of the registrants' classes of common stock on August 3, 1999 were 8,512,615 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                                                            Page
                                                                            ----
Condensed Consolidated Balance Sheets -- As of June 30, 1999                   2
   and March 31, 1999

Condensed Consolidated Statements of Operations -- For the Three Months        4
   Ended June 30, 1999 and 1998

Condensed Consolidated Statements of Cash Flows -- For the Three Months        5
   Ended June 30, 1999 and 1998

Notes to Condensed Consolidated Financial Statements                           6

                     Tice Technology, Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets
                     -------------------------------------

                                                June 30,      March 31,
                                                  1999        1999 (1)
                                              -----------   -----------
                                                     (unaudited)
Assets

Cash and cash equivalents                     $ 1,496,916   $    24,155
Accounts receivable, net                           93,530        65,245
Prepaid expenses                                   15,889         8,097
Inventory, net                                    412,931       387,654
                                              -----------   -----------

  Total current assets                          2,019,266       485,151

Property and equipment:
 Land                                             130,000       130,000
 Equipment                                        536,254       536,254
 Vehicles                                         107,751       107,751
                                              -----------   -----------

  Total property and equipment                    774,005       774,005

  Less accumulated depreciation                  (598,463)     (596,364)
                                              -----------   -----------

  Property and equipment, net                     175,542       177,641

Patents, net                                      188,786       178,803
Debt issuance costs, net                          39,845            --
Other assets                                        4,350         4,350
                                              -----------   -----------

  Total assets                                $ 2,427,789   $   845,945
                                              ===========   ===========

 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

(1) The March 31, 1999 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

                     Tice Technology, Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets
                     -------------------------------------

                                                                     June 30,       March 31,
                                                                       1999          1999 (1)
                                                                   -----------      -----------
                                                                          (unaudited)
Liabilities and stockholders' equity (deficit)

Notes payable and current maturities of long-term debt             $   207,550      $   214,790
Accounts payable                                                        74,462          233,030
Accrued liabilities                                                     24,686          109,798
Notes payable to related parties, current portion                       50,000          197,698
                                                                   -----------      -----------

  Total current liabilities                                            356,698          755,316

Notes payable to related parties, long-term portion                    413,656          620,482
Note payable, long-term portion, net of $85,000 discount               918,433            9,424
                                                                   -----------      -----------

  Total liabilities                                                  1,688,787        1,385,222
                                                                   -----------      -----------

Stockholders' equity (deficit):

Capital stock, no par value; 2,000 shares authorized;                   13,493           13,493
 780 shares issued and outstanding at June 30,
 and March 31, 1999
Common Shares, par value $.01; 30,000,000 shares authorized;            85,122           59,941
 8,512,215 and 5,994,064 shares issued and outstanding
 at June 30, and March 31, 1999, respectively
Class B Common Shares, convertible, par value $.01;                      7,500            7,500
 5,000,000 shares authorized; 750,000 shares issued and
 outstanding at June 30, and March 31, 1999
Class D Common Shares, convertible, par value $.01;                         --               --
 600,000 shares authorized; none issued or outstanding
Preferred Shares, par value $.01; 10,000,000 shares                          -                -
 authorized; none issued or outstanding
Additional paid in capital                                           3,133,524        1,704,161

Accumulated deficit                                                 (2,500,637)      (2,324,372)
                                                                   -----------      -----------

  Total stockholders' equity (deficit)                                 739,002         (539,277)
                                                                   -----------      -----------

     Total liabilities and stockholders' equity (deficit)          $ 2,427,789      $   845,945
                                                                   ===========      ===========

 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

(1) The March 31, 1999 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

                     Tice Technology, Inc. and Subsidiary
                Condensed Consolidated Statements of Operations
                -----------------------------------------------

                                                             For the three months
                                                                ended June 30,
                                                              1999          1998
                                                          -----------   -----------
                                                                  (unaudited)
Operating revenues:
 Sales and service                                        $   103,478   $   182,308
 Royalties                                                     26,990        47,456
                                                          -----------   -----------

    Total operating revenues                                  130,468       229,764

Operating expenses:
 Cost of revenues                                             118,712       119,632
 Research and development                                      24,760        53,458
 Selling, general and administrative                          152,242       129,141
                                                          -----------   -----------

    Total operating expenses                                  295,714       302,231
                                                          -----------   -----------

Operating loss                                               (165,246)      (72,467)

Other income (expense):
 Interest expense - related parties                           (14,943)      (14,019)
 Interest income (expense)                                        652        (4,578)
 Other income (expense)                                         5,971          (558)
                                                          -----------   -----------

    Total other expense, net                                   (8,320)      (19,155)
                                                          -----------   -----------

Loss before income taxes                                     (173,566)      (91,622)
Provision for income taxes                                      2,699         4,745
                                                          -----------   -----------

Net loss                                                  $  (176,265)  $   (96,367)
                                                          ===========   ===========

 Loss per share (Note 4):
    Basic and diluted                                     $    ( 0.02)  $     (0.01)
                                                          ===========   ===========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                     Tice Technology, Inc. and Subsidiary
                Condensed Consolidated Statements of Cash Flows
                -----------------------------------------------


                                                                                 Three months ended
                                                                                June 30,      June 30,
                                                                                  1999          1998
                                                                              -----------   -----------
                                                                                      (unaudited)
Net cash flows from operating activities:
 Net loss                                                                     $  (176,265)  $   (96,367)
 Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
  Depreciation and amortization                                                     3,423         3,403
  Increase in cash surrender value of life insurance                                   --        (4,200)
  Changes in operating assets and liabilities:
    Receivables                                                                   (28,285)      (13,282)
    Prepaid expenses                                                               (7,792)       (6,281)
    Inventory                                                                     (25,277)        2,703
    Accounts payable and accrued liabilities                                     (152,471)        5,363
                                                                              -----------   -----------

    Net cash used by operating activities                                        (386,667)     (108,661)
                                                                              -----------   -----------

Cash flows from investing activities:
 Purchases of property and equipment                                                   --        (1,841)
 Additions to patents                                                             (11,307)         (686)
                                                                              -----------   -----------

  Net cash used by investing activities                                           (11,307)       (2,527)
                                                                               ----------   -----------

Cash flows from financing activities:
 Proceeds from notes payable to related parties                                        --        78,643
 Proceeds from notes payable and long-term debt                                 1,000,000       238,543
 Principal payments on notes payable to related parties                          (149,282)      (24,633)
 Principal payments on notes payable and long-term debt                           (13,231)     (189,969)
 Net proceeds from issuance of stock and stock warrants                         1,073,093        24,998
 Expenses related to placement of associated debt                                 (39,845)           --
                                                                               ----------   -----------

  Net cash provided by financing activities                                     1,870,735       127,582
                                                                               ----------   -----------

  Net increase in cash and cash equivalents                                     1,472,761        16,394

Cash and cash equivalents, beginning of period                                     24,155        19,063
                                                                               ----------   -----------

Cash and cash equivalents, end of period                                       $1,496,916   $    35,457
                                                                               ==========   ===========

Noncash investing and financing activities:

  During the three months ended June 30, 1999, the Company converted $86,183 of accrued salaries and interest into notes payable to related parties; and $291,425 of notes payable and $5,026 of accrued interest into common stock. The
Company recorded an $85,000 discount associated with the issuance of warrants in conjunction with the $1,000,000 of long-term notes payable. This discount was reflected in additional paid-in-capital.

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

     These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as of and for the period ended March 31, 1999.

     The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of June 30, 1999 and the results of its operations and its cash flows for the three month periods ended June 30, 1999 and 1998. All such adjustments are of a normal recurring nature.

2.   Results of Operations

     The results of operations for the three month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the respective full years.

3.   Inventory

              Inventory consists of the following:

                                                     June 30,   March 31,
                                                       1999       1999
                                                       ----       ----

               Raw Materials                        $ 382,042   $ 343,968
               Work In Process                        113,871     118,103
               Finished Goods                          37,018      45,583
                                                    ---------   ---------

                                                      532,931     507,654
               Reserve for Obsolescence              (120,000)   (120,000)
                                                    ---------   ---------

               Inventory                            $ 412,931   $ 387,654
                                                    =========   =========

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

                                          Three Month
                                         Period Ending
                                            June 30,
                                       1999         1998
     Loss:
     Basic and diluted:
       Loss available to
        common stockholders         $ (176,265)  $  (96,367)

       Shares:
       Basic and diluted:
        Weighted average common
         shares outstanding          7,536,650    6,662,440

5.   Effect of New Accounting Pronouncements

     In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal quarters of fiscal years beginning after June 15, 1999. It is not anticipated that this statement will have a material impact on the Company.

6.   Private Placement Transaction

     On April 30, 1999, the Company issued 700,000 Common Shares for an investment of $280,000, or $0.40 per Common Share. The fair value of the Common Shares on the date of commitment by the investors was determined to be $0.70 per Common Share. The difference between the price paid for the Common Shares and their fair value was considered a cost of the offering and has been reflected in additional paid-in-capital.

     On June 25, 1999, the Company issued 1,500,000 Common Shares for $1,050,000 and notes payable of $1,000,000. The notes bear interest at 10% and mature four years from issuance. Included with the notes payable were warrants to purchase 100,000 Common Shares, exercisable within four years at $0.50 per share. The price paid for each Common Share was $0.70. The fair value of the shares on the date of issuance was determined to be $1.00 per share. The difference between the actual price paid for the shares and the fair value on that date was considered a cost of the offering and has been reflected in additional paid-in-capital. In addition, the Company incurred additional costs of approximately $257,000 associated with the stock issuance which were charged to additional paid-in-capital. Approximately $39,000 of costs were associated with the issuance of the notes payable. These costs will be amortized over the four-year term of the notes. The Company has recorded an $85,000 discount associated with the issuance of the warrants in the private placement. This discount, to be amortized over the four year term of the warrants, will represent additional interest expense to the Company and was determined using the Black-Scholes pricing model.

     In connection with the offering, the Company issued an option to purchase 50,000 restricted Common Shares at $1.00 per share for five years as a finder's fee. The fair value of the options is considered a cost of the offering and is reflected in additional paid-in-capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     The following analysis of the financial condition and results of operations of Tice Technology, Inc. ("TTI") and its subsidiary, Tice Engineering and Sales, Inc. ("TES"), collectively referred to as the "Company," should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included herein and the audited financial statements and notes thereto for the year ended March 31, 1999.

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

Results of Operations

     The Company's revenues historically have been generated primarily from the sales of its products and services, with service revenues representing less than 1% of such revenues. Since TES obtained a patent on its electronic gearing technology in 1995 and in 1997 began licensing the non-exclusive rights to manufacture equipment using the technology to other manufacturers, TES has begun receiving license fees and royalties. The three months of fiscal 2000 ending June 30, 1999 and the three months of fiscal 1999 ending June 30, 1998 reflect the recording of revenues due from royalties on two categories of machines sold by the licensee during the period. Management expects that, during the next two years, license fee revenue, though expected to increase, will be a smaller portion of total revenues for the Company. The principal reason for the expected growth in this area is the anticipation of additional earnings under the license agreement currently in place with Brother Industries, Ltd. of Nagoya, Japan as well as expected additional license agreements with other manufacturers to be explored in the future.

     The Company's product sales and service revenues have previously been largely attributable to sales to three primary customers. These three customers represented 60% of product sales revenue in the first three months of fiscal 2000, whereas the same three customers represented 79% of product sales revenue in the first three months of fiscal 1999. This decrease in percentage resulted from decreased sales to two of the three primary customers. One such customer has reduced purchases due to their reorganization and pending the introduction of the Company's new products. The other primary customer with decreased sales has been put on credit hold pending resolution of a disputed account balance. This hold also resulted in decreased international sales, as one of the primary customers is a Latin American distributor of TES's products. There are no gains or losses included in operations related to foreign currency exchanges due to the terms of international sales which require payment in U.S. currency. Sales to the international distributor who is a primary customer are expected to increase in the current quarter as the Company is taking measures to resolve the account disputes. Sales to the other primary customer are expected to remain low during the current quarter pending delivery of the Company's new products later in the year.

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in the Company's unaudited condensed consolidated statements of operations.

                                          Percentage of Total Revenues
                                               Three Months Ended
                                                    June 30
                                             1999               1998
                                             ----               ----
Operating revenues:
 Sales and service                            79.3%             79.3%
 Royalties                                    20.7%             20.7%
                                           --------            -------

   Total operating revenues                  100.0%            100.0%

Operating expenses:
 Cost of revenues                             91.0%             52.1%
 Research and development                     19.0%             23.2%
 Selling, general, and administrative        116.7%             56.2%
                                           --------            -------
   Total operating expenses                  226.7%            131.5%

Operating loss                              (126.7%)           (31.5%)

Other expense:
 Interest expense - related parties         (11.5%)             (6.1%)
 Interest income (expense)                     0.5%             (2.0%)
 Other income (expense)                        4.6%             (0.2%)
                                           --------            -------
   Total other expense                       (6.4%)             (8.3%)
                                           --------            -------
Loss before income taxes                   (133.1%)            (39.8%)
Provision for income taxes                     2.1%              2.1%
                                           --------            -------
Net loss                                   (135.2%)            (41.9%)
                                           ========            =======

   Three Months Ended June 30, 1999 and June 30, 1998

        Total Revenues.  Total revenues for the first quarter of fiscal 2000
        ---------------
   which ended June 30, 1999 decreased by approximately $99,000 to $130,468 from $229,764 in the first quarter of the previous year. This decrease was primarily the result of lower product sales in the Company's traditional products and reduced royalties from the Company's licensee. Product sales and service revenues were down 43% to $103,478 in the first quarter of fiscal 2000 as compared to $182,308 in the same period of fiscal 1999. Royalty income amounted to $26,990 for the first quarter of fiscal 2000 as compared to $47,456 in the same period of fiscal 1999.

        Sales of the Label Loader/Folders were the primary source of sales during the first quarter of fiscal 2000 that ended June 30, 1999. This is an increase from 15% of total product sales in the same period of the prior year. The remainder of total product sales primarily represented replacement part sales. Automatic J-Tackers and Single Needle Belt Loop Machines, which accounted for 41% and 35%, respectively, of total product sales in the first quarter of the prior year, contributed no sales during the first quarter of fiscal 2000. The primary reasons for the lack of sales of these products was reduced marketing of these products by the Company due to capital constraints and reallocation of the Company's marketing focus, as well as increased competition from other manufacturers. Sales of these traditional products have also declined as the Company's customers are waiting for the introduction of the Company's new products using the Electronic Gearing Technology. The Company anticipates introducing products using the Electronic Gearing Technology beginning in the second half of fiscal year 2000.

        Cost of Revenues. Cost of revenues decreased approximately 1% to
        -----------------
   $118,712 in the first quarter of fiscal 2000 from $119,632 in the first quarter of fiscal 1999. Cost of revenues as a percentage of total product and service revenues increased from 66% in the 1999 period to 115% in the 2000 period as a result of constant levels of total overhead costs allocated to cost of revenues and declining total product sales. Management believes that further reductions to manufacturing overhead and salaries would have been detrimental to future operations, especially in light of funding the Company secured in the first quarter of fiscal 2000.

        Research and Development.  Research and development costs decreased to
        -------------------------
   $24,760 in the first quarter of fiscal 2000 from $53,458 in the first quarter of fiscal 1999 due to decreased salary and benefits costs resulting from the Company's cost cutting efforts mandated by capital constraints. The research and development department focuses on advancing the Electronic Gearing Technology as well as improving the performance of current products, developing new products both with and without the Electronic Gearing Technology, and expanding the Electronic Gearing Technology to serve new markets.

        Selling, General, and Administrative. Selling, general, and
        -------------------------------------
   administrative expenses increased by $23,100 or 18% to $152,242 in the first quarter of fiscal 2000 from $129,141 in the first quarter of fiscal 1999. The increased costs are primarily the result of increased salary and benefit costs related to a new management appointment during the first quarter of fiscal 2000.

        Operating Loss. The Company had an operating loss of $165,246 in the
        ---------------
   first quarter of fiscal 2000 as compared to an operating loss of $72,467 for the same period of the previous year. The increase in the operating loss between the two periods is primarily attributable to reduced product sales and reduced royalty revenue coupled with stable cost of revenues and increased selling, general, and administrative expenses.

        Interest Expense and Interest Expense B Related Parties. Interest
        --------------------------------------------------------
   expenses decreased and were offset by increased interest income, primarily the result of the proceeds of the equity investment received during the first quarter of fiscal 2000. Interest expense -- related parties remained relatively constant reflecting both a constant interest rate and additions to the notes payable --related parties and offsetting reductions due to conversion of certain notes payable to Common Shares and retirement of certain notes payable to a shareholder.

        Net Loss. The Company had a net loss of $176,265 in the first quarter of
        ---------
   fiscal 2000 as compared to a net loss of $96,367 for the same period in the previous year. The increase in the net loss between the two periods is primarily attributable to reduced product sales and reduced royalty revenues coupled with stable cost of revenues and increased selling, general and administrative expenses.

   Liquidity and Capital Resources

        Since its inception, the Company has financed its operations through a combination of cash flows from operations, bank and individual borrowings, and issuances of stock. The Company's capital requirements have arisen primarily in connection with purchases of fixed and intangible assets, and the Company makes significant expenditures each year for research and development and marketing new technology. These expenditures have been reduced in each of the last two fiscal years, but are expected to increase in fiscal 2000 and beyond. See "Future Operations."

        Net cash used by operating activities was $386,667 in the first quarter of fiscal 2000 and $108,661 in the first quarter of fiscal 1999. The primary causes of the net use of cash from operations in the first quarter of fiscal 2000 was the operating loss of $176,265, a reduction in accounts payable and accrued liabilities by $152,471 and other decreases in working capital. The primary cause of the net use of cash in the first quarter of fiscal 1999 was the net loss of $96,367 offset by increases and decreases in working capital items.

        Net cash used by investing activities was $11,307 in the 2000 period and $2,527 in the 1999 period. Primary uses of funds were related to patents in fiscal 2000 and capital expenditures in fiscal 1999. Capital expenditures were $0 in the first quarter of fiscal 2000 and $1,841 in the first quarter of fiscal 1999. Capital expenditures are expected to increase over the next year during which time the Company expects to increase spending for capital expenditures related to new product introductions.

        Net cash provided by financing activities was $1,870,735 in the 2000 period and $127,582 in the 1999 period. The cash provided by financing activities in the first quarter of fiscal 2000 was related to the proceeds of the private placement of stock of $1,330,000 and notes payable of $1,000,000 offset somewhat by expenses related to issuance of the stock and associated debt of $296,752, a reduction of notes payable to related parties of $149,282 and other reductions of notes payable and long term debt. The cash provided by financing activities in the first quarter of fiscal 1999 was primarily related to proceeds from notes payable issued to others of $238,543 and notes payable issued to related parties of $78,643 offset somewhat by reductions in notes payable and long-term debt of $189,969 and other reductions of notes payable to related parties.

        The Company's principal commitments at June 30, 1999 consisted primarily of notes payable to related parties as well as other notes payable. Of the other notes payable, $1,000,000 in principal have a maturity of June 2003. The notes payable to related parties are subordinate to other notes payable and cannot be repaid until the $1,000,000 in principal of other notes payable has been paid in full. The Company has used a portion of the proceeds of these notes to provide working capital for operations and for the continuing development of the Electronic Gearing Technology as well as to reduce accounts payable previously incurred relating to the costs of license and royalty agreement negotiations, registration of securities of the Company and ongoing regulatory compliance.

     During the first quarter of fiscal 2000, the Company entered into an agreement with investors to provide the Company $280,000 of additional capital through the issuance of 700,000 restricted Common Shares and completed a private placement for the Company to secure an additional $2,050,000 of funds to be used mainly for working capital, capital expenditures, additional patent work, retirement of certain notes payables to a shareholder, payment of existing accounts payable, and for costs associated with the offering. Upon the successful completion of the offering on June 25, 1999, the Company issued 1,500,000 restricted Common Shares for $0.70 per share and $1,000,000 in promissory notes. The notes include warrants to purchase 100,000 restricted Common Shares of the Company at $0.50 per share for 48 months. The notes bear interest at 10% per annum. The interest accrued during the first year is payable at the end of the year. Thereafter, accrued interest is payable quarterly. The notes may be prepaid without penalty and are secured by the patents on the Electronic Gearing Technology.

     In connection with the offering, the placement agent received a commission of 10% on the proceeds of the sale of the notes and the shares. The finder received a fee of 3% of the funds raised (including the initial $280,000) and options to purchase 50,000 restricted Common Shares at $1.00 per share for five years.

     As part of this agreement, two related party note holders agreed to convert their existing notes payable and interest thereon totaling $296,451 to 318,151 Common Shares of the Company. In addition, except for a $125,000 payment from the proceeds of the offering, the Company's majority stockholder agreed to subordinate all amounts due him to the $1,000,000 in new notes payable. Management believes that the funds from the recent private placement will allow the Company to complete and market new products utilizing the Electronic Gearing Technology as well as hire additional personnel to sell and support both the existing products and future products. Finally, the Company has reached an agreement with a regional bank to provide the Company with a $1,000,000 revolving line of credit for additional working capital resources to be secured by the Company's accounts receivable, inventory, and fixed assets.

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

     The Company's products are not date sensitive. With respect to its internal systems, the Company has reviewed such systems to assess the impact of the year 2000. Based upon that review and information provided from vendors, the Company believes that the only system affected is its IBM AS400 main frame computer which controls the Company's administrative, accounting, financial, and inventory software. As part of the Company's participation in IBM's ongoing maintenance program, IBM has made the necessary modifications available in an upgrade release for the operating system and software package that the Company uses. The Company purchased the upgrade package during the 1998 fiscal year at a cost of $1,400. Upon attempting to install the upgrade in December 1998, it was discovered that memory size needed to be increased. The Company purchased additional memory in January 1999 for $677. The Company has completed approximately 50% of the installation and does not anticipate any material disruption in its operations as the result of installing the upgrades. The Company believes that the overall cost of compliance should not exceed $7,000 and expenses such compliance costs when incurred.

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

     Although the Company expects its critical systems to be compliant by September 30, 1999, there is no guarantee that these results will be achieved. Specific factors that give rise to this uncertainty include a possible loss of technical resources to perform the work, failure to identify all susceptible systems, non-compliance by third parties whose systems and operations impact the Company, and other similar uncertainties. A reasonably possible worst case scenario might include the Company's inability to accurately maintain accounting records. Such an event could result in a material disruption to the Company's operations. Specifically, the Company could experience an interruption in its ability to collect and process payments of receivables, invoice shipments, and/or process payables. Should the worst case scenario occur it could, depending on its duration, have a material impact on the Company's results of operations and financial position, although the Company does have manual procedures in place that would help keep disruption to a minimum.

Future Operations

     Now that the Company has completed its recent private placement and subsequent agreement with a regional bank for a line of credit for additional working capital, management believes its customers and potential customers are anticipating the introduction of new products into the market place. These new products, if successfully developed, will include the Company's Electronic Gearing Technology in sewing applications. Management believes that, although its traditional products will continue to generate sales revenue and that TES will continue to solve other problems for customers as they arise in their manufacturing processes, the majority of future revenues are dependent on anticipated new product introductions. Management previously reduced overhead in all areas in order to lower operating expenses until the Company completed its financing and until production begins on the FS2000 Felling Machines which uses the Electric Gearing Technology. At that time, management expects that overhead will increase as necessary to meet production demands of the Felling Machine and other new product development activities.

     Recent new product developments such as the label loader/folder for woven labels and upgrades to existing equipment, using traditional technology, are expected to keep the traditional product line competitive as the Company continually works on developing products that its competitors have not attempted or have failed to develop. Management believes that these products and upgrades can be completed with the existing research and development staff. In addition, there is a great demand for products incorporating the Electronic Gearing Technology. The Company is in various stages of design and development on machines using the Electronic Gearing Technology including a three-dimensional stitching machine for automotive air bags, a multi-head buttonhole machine, a multi-head button sewing machine, a single needle plain sewer, and a keyhole buttonhole machine. Research and development of these items has been halted but is expected to resume now that additional working capital has been obtained and as soon as additional engineering personnel are added.

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

     To provide for continued growth, the Company plans to build a new facility or lease an existing facility that will provide sufficient space for the Company's needs. The Company owns approximately six acres of undeveloped land where a new facility could be constructed, or suitable other land is available should the Company decide to build. Management has decided that it would be economically feasible to start a second shift and to subcontract some of its manufacturing processes at such time that the demand exceeds the capacity of the operations capable in one eight-hour shift in the present site, thus allowing the possible use of the existing site until a decision is reached with regard to future facility needs.

     As of June 30, 1999, the Company had backlog orders it believes to be firm totaling approximately $228,000 of which approximately $14,000 is for equipment that is part of the Company's standard product line and is expected to be completed by September 30, 1999. The backlog also reflects orders of approximately $214,000 for eleven FS2000 Felling Machines. Delivery of the FS2000 is expected to begin in the second half of fiscal 2000 as a result of the successful completion in June 1999 of the Company's private placement offering. In addition, the Company has received requests from 69 different manufacturers for a FS2000 trial unit. The Company also has indications of interest for additional orders totaling approximately $1,200,000 relating to products, other than the Felling Machine, using the Electronic Gearing Technology upon completion of production models and $490,000 for new products currently being developed using traditional technology. There is no assurance that these indications of interest will become firm orders.

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

     . the continued dependence on a small number of significant customers for substantially all of the Company's revenue and the potential loss of one or more of the Company's principal customers;

     . the shortage of qualified and competent software engineers and the risk that the Company will be unable to retain its key employees and managers, especially in the event the Company loses one or more of its principal customers;

     . the dependence on the apparel industry and the potential failure to diversify the Company's product and service offerings and to expand its markets into other industries;

     . the unanticipated expense of new product development, the potential failure by the Company to complete new products under development and others started in the future successfully or on a timely, cost effective basis, and the failure of any such products to achieve substantial market acceptance;

     . the dependence on patents and ability to protect proprietary products, the potential that existing patents held by TES or future patents obtained by TES will not be enforceable and that TES's products will not infringe on patents owned by others, or the risk that competitors will develop similar or functionally similar products; and

     . the potential adverse effect of competition, the potential failure by the Company to provide competitive timely designs of cost-effective solutions and products to manufacturers, and the potential adverse effect of technological change with which the Company is unable to keep pace.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.

                          PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.

     On April 30, 1999, the Company entered into an agreement with The Lanrick Group, Inc. under which two principals of The Lanrick Group, Inc., Michael A. Atkins and Patrick L. Martin, each purchased 300,000 Common Shares and LandOak Securities, LLC purchased 100,000 Common Shares (on behalf of its employees) in connection with the private placement offering described below, all at a price of $0.40 per share. The Company received a total of $280,000 for such shares. In connection with this purchase, LandOak Securities, LLC agreed to act as placement agent in a private placement offering of 1,500,000 Common Shares at $0.70 per share and $1,000,000 in notes payable which mature four years from issuance and bear interest at a rate of 10% per annum with no interest payable for the first twelve months, but payable quarterly thereafter. Accompanying each

$10,000 of notes are warrants to purchase 1,000 Common Shares of the Company which may be exercised during the four year period beginning on the date of issuance at an exercise price of $0.50 per share. The private placement was completed on June 25, 1999 with all securities offered sold. The Company received $2,050,000, less commissions of $203,913. The securities were sold to accredited investors and non-accredited investors that the Company believed, based on representations from such investors that they either alone or with a purchaser representative had sufficient knowledge and experience in financial and business matters so as to be capable of evaluating the merits and risks of the investment. The exemption from registration claimed was Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933 (the "Act").

     In connection with the agreement with the placement agent, Charles R. West was appointed President and Chief Executive Officer of the Company and agreed to convert a promissory note made by the Company in his favor to Common Shares as described below. One director agreed to do the same as further described below. The majority shareholder also agreed to subordinate certain of the debt the Company owes him to the notes sold in the private placement and to vote his shares to elect Mr. West and representatives of the investors in the private placement to the Company's board of directors until the happening of certain events. The Company also gave the investors certain registration rights.

     On April 30, 1999 in connection with the agreement with The Lanrick Group, Inc., Billie Joe Clayton, a director of the Company, converted notes payable by the Company to him and related accrued interest totaling $195,300 to 217,000 Common Shares at a price of $0.90 per share in a transaction not involving any public offering pursuant to Section 4(2) of the Act. Also pursuant to Section 4(2), Charles R. West, who became President and Chief Executive Officer of the Company effective May 1, 1999, converted notes payable by the Company to him and related accrued interest of $101,151 to 101,151 Common Shares at a price of $1.00 per share.

     The Company's registration statement became effective on August 1, 1997 (SEC file number 333-11591). Under the registration statement, TTI registered 300,000 Common Shares and 1,000,000 Common Stock Purchase Warrants (the "Warrants") which were sold to Monogenesis Corporation ("Monogenesis") for a total of $13,000. Monogenesis, as statutory underwriter, distributed 125 shares and 400 Warrants to each of its shareholders for each share of stock of Monogenesis held by them. Monogenesis retained 44,375 Common Shares and 182,000 Warrants. TTI also registered 1,541,407 Common Shares for shareholders of TTI, 54,750 Common Shares underlying employee stock options, 88,560 Common Shares issued in satisfaction of $255,187 in principal of notes and a portion of the interest on such notes, and the 1,000,000 Common Shares underlying the Warrants. Each Warrant entitles the holders to purchase one Common Share for $8.00 until July 31, 1999. Of the 1,000,000 Warrants issued, 800 were exercised.

     Since August 1, 1997, the effective date of the registration statement, and prior to June 30, 1999, TTI has incurred for its account in connection with the issuance and distribution of the securities registered the following amounts:

                                     Direct or Indirect Payments
                                   to Directors, Officers, Holders
                                   of 10% of Any Class of Stock     Direct or Indirect
                                       or Affiliates of TTI         Payments to Others
                                   ----------------------------    --------------------
Underwriting Discounts
  or Commissions                                   0                  $     (1)
Finders' Fees                                      0                         0
Underwriter's Expenses                             0                         0
Other Expenses                                     0                   175,940
                                            --------                  --------

     Total Expenses                         $      0                  $175,940      (1)

(1) TTI recorded $1,047,000 in expenses and in additional paid in capital based upon the estimated fair value of the 300,000 Common Shares issued to Monogenesis less the $0.01 per share price it paid for the shares. The estimated fair value of the shares retained by Monogenesis at the time was $155,313.

     There were no net offering proceeds to TTI since there were no significant offering proceeds ($255,187 in reduction of debt, $13,000 cash to purchase the securities to be distributed and $40,159 from exercise of Warrants and options), nor were there intended to be any significant proceeds. The registration statement primarily related to a distribution of shares and warrants as a dividend and not to a traditional sale of securities.

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits Index

                                                                            Exhibit           Page
                                                                          Table Number       Number
                                                                       ------------------  -----------
I.   Articles of Incorporation and Bylaws                                        3

     (i)    Certificate of Incorporation of Tice Technology, Inc.               (i)             +

     (ii)   Bylaws of Tice Technology, Inc.                                    (ii)             +

II.  Instruments Defining Rights of Security Holders                             4

     (i)    Common Stock Purchase Warrant Agreement Between Tice                                x
            Technology, Inc. and Warrant Agent

     (ii)   Form of Promissory Note Issued in Connection with Private                           #
            Placement Closed on June 25, 1999

                                                                                     Exhibit           Page
                                                                                   Table Number       Number
                                                                                ------------------  -----------
     (iii)  Warrant Agreement relating to Right to Purchase up                                           #
            to 100,000 Common Shares of Tice Technology, Inc.
            Received by Holders of the Promissory Notes

     (iv)   Security Agreement Pledging Patents as Security for                                          #
            Promissory Notes

     (v)    Registration Rights Agreement Giving Purchasers under the                                    #
            Private Placement Closed on June 25, 1999 Certain Demand and
            Piggyback Registration Rights

     (vi)   Option Agreement Relating to Option to Purchase Up to                                        #
            50,000 Common Shares of Tice Technology, Inc. Granted to Finder

III. Material Contracts                                                              10

     (i)    Employment Agreement Between William A. Tice and Tice                                        #
            Technology, Inc.

     (ii)   Employment Agreement Between Charles R. West and Tice                                        #
            Technology, Inc.

     (iii)  Incentive Stock Option Plan and Agreement Between Charles                                    #
            R. West and Tice Technology, Inc.

IV.  Financial Data Schedule                                                         27                 __

+ Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Tice Technology, Inc. which became effective August 1, 1997.

x Previously filed as an exhibit to Pre-Effective Amendment No. 2 to the above described Registration Statement.

# Previously filed as an exhibit to Form 10-K for the year ended March 31, 1999.

(b) The Company filed one report on Form 8-K dated April 30, 1999 reporting the sale of securities pursuant to the agreement with The Lanrick Group, Inc. (which at the time as a group constituted 12% of the issued and outstanding Common Shares of the Company) and the private placement offering.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Tice Technology, Inc.


                              By:     /s/ Charles R. West
                                   -------------------------------------------
                                   Charles R. West, President and
                                       Chief Executive Officer

                              Date:   August 12, 1999
                                   -------------------------------------------

                              By:     /s/ Karen A. Walton
                                   -------------------------------------------
                                   Karen A. Walton, Chief Financial Officer

                              Date:   August 12, 1999
                                   -------------------------------------------