Form 10-Q
period 1999-09-30
TICE TECHNOLOGY INC
filed 1999-11-15
CIK 1020676

                                   FORM 10-Q


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                        Commission File Number 333-11591



                             Tice Technology, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                 62-1647888
   (State of incorporation)                      (IRS Employer
                                             Identification Number)

                  -------------------------------------------

                           6711 Maynardville Highway
                           Knoxville, Tennessee 37918
                    (Address of principal executive office)

                                 (865) 925-4501
              (Registrant's telephone number, including area code)

                  -------------------------------------------

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

     The number of shares outstanding of each of the registrants' classes of common stock on November 1, 1999 were 8,512,615 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                                                                        Page
                                                                        ----
Condensed Consolidated Balance Sheets -- As of September 30, 1999          2
     and March 31, 1999

Condensed Consolidated Statements of Operations -- For the Three Months    4
     and the Six Months Ended September 30, 1999 and 1998

Condensed Consolidated Statements of Cash Flows -- For the Six Months      5
     Ended September 30, 1999 and 1998

Notes to Condensed Consolidated Financial Statements                       6

                      Tice Technology, Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets
                     -------------------------------------


                                    September 30,    March 31,
                                         1999        1999 (1)
                                    -------------   ----------
                                           (unaudited)
Assets

Cash and cash equivalents              $1,077,740   $  24,155
Accounts receivable, net                   56,875      65,245
Prepaid expenses                           15,397       8,097
Inventory, net                            513,283     387,654
                                       ----------   ---------

   Total current assets                 1,663,295     485,151

Property and equipment:
 Land held for sale                       130,000     130,000
 Building and improvements                  8,014          --
 Equipment                                562,272     536,254
 Vehicles                                 135,802     107,751
                                       ----------   ---------

   Total property and equipment           836,088     774,005

   Less accumulated depreciation         (600,564)   (596,364)
                                       ----------   ---------

   Property and equipment, net            235,524     177,641

Patents, net                              192,087     178,803
Debt issuance costs, net                   40,828          --
Other assets                                5,710       4,350
                                       ----------   ---------


   Total assets                        $2,137,444   $ 845,945
                                       ==========   =========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

(1) The March 31, 1999 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

                      Tice Technology, Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets
                     -------------------------------------

                                                           September 30,       March 31,
                                                               1999            1999 (1)
                                                           ------------        ---------
                                                                     (unaudited)
Liabilities and stockholders' equity (deficit)

Notes payable and current maturities of long-term debt      $   190,502      $   214,790
Accounts payable                                                 49,727          233,030
Accrued liabilities                                              56,228          109,798
Notes payable to related parties, current portion                50,000          197,698
                                                            -----------      -----------

  Total current liabilities                                     346,457          755,316

Notes payable to related parties, long-term portion             424,083          620,482
Note payable, long-term portion, net of $85,000 discount        919,386            9,424
                                                            -----------      -----------

  Total liabilities                                           1,689,926        1,385,222
                                                            -----------      -----------

Stockholders' equity (deficit):

Capital stock, no par value; 2,000 shares authorized;            13,493           13,493
 780 shares issued and outstanding at September 30,
 and March 31, 1999
Common Shares, par value $.01; 30,000,000 shares authorized;     85,126           59,941
 8,512,615 and 5,994,064 shares issued and outstanding
 at September 30, and March 31, 1999, respectively
Class B Common Shares, convertible, par value $.01;               7,500            7,500
 5,000,000 shares authorized; 750,000 shares issued and
 outstanding at September 30, and March 31, 1999
Class D Common Shares, convertible, par value $.01;                  --               --
 600,000 shares authorized; none issued or outstanding
Preferred Shares, par value $.01; 10,000,000 shares                  --               --
 authorized; none issued or outstanding
Additional paid in capital                                    3,131,340        1,704,161

Accumulated deficit                                          (2,789,941)      (2,324,372)
                                                            -----------      -----------

  Total stockholders' equity (deficit)                          447,518         (539,277)
                                                            -----------      -----------

   Total liabilities and stockholders' equity (deficit)     $ 2,137,444      $   845,945
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

                      Tice Technology, Inc. and Subsidiary
                Condensed Consolidated Statements of Operations
                -----------------------------------------------

                                         For the three months                For the six months
                                          ended September 30,                ended September 30,
                                           1999        1998                  1999          1998
                                           ----        ----                  -----         ----
                                             (unaudited)                        (unaudited)
Operating revenues:
 Sales and service                      $  66,095    $ 162,021             $ 169,573    $ 344,329
 Royalties                                 21,592       27,953                48,582       75,409
                                        ---------    ---------             ---------    ---------

   Total operating revenues                87,687      189,974               218,155      419,738

Operating expenses:
 Cost of revenues                         122,057      169,700               240,769      289,332
 Research and development                  26,597       46,489                51,357       99,947
 Selling, general and administrative      191,279      146,706               343,521      275,847
                                        ---------    ---------             ---------    ---------

   Total operating expenses               339,933      362,895               635,647      665,126

Operating loss                           (252,246)    (172,921)             (417,492)    (245,388)

Other income (expense):
 Interest expense - related parties       (11,687)     (16,633)              (26,630)     (30,652)
 Interest expense                         (19,824)      (1,299)              (19,172)      (5,877)
 Other (expense) income                    (3,388)         291                 2,583         (267)
                                        ---------    ---------             ---------    ---------

   Total other expense, net               (34,899)     (17,641)              (43,219)     (36,796)
                                        ---------    ---------             ---------    ---------

Loss before income taxes                 (287,145)    (190,562)             (460,711)    (282,184)
Provision for income taxes                  2,159        2,795                 4,858        7,540
                                        ---------    ---------             ---------    ---------

Net loss                                $(289,304)   $(193,357)            $(465,569)   $(289,724)
                                        =========    =========             =========    =========

Loss per share (Note 4)
 Basic and diluted                      $   (0.03)   $   (0.03)           $    (0.06)   $   (0.04)
                                        =========    =========            ==========    =========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                      Tice Technology, Inc. and Subsidiary
                Condensed Consolidated Statements of Cash Flows
                -----------------------------------------------

                                                                  Six months ended
                                                           September 30,   September 30,
                                                                1999            1998
                                                           --------------  --------------
                                                                    (unaudited)
Net cash flows from operating activities:
 Net loss                                                     $ (465,569)      $(289,724)
 Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
   Depreciation and amortization                                  16,458           6,988
   Increase in cash surrender value of life insurance               (960)         (8,400)
   Increase in utility/security deposits                            (400)             --
   Changes in operating assets and liabilities:
      Receivables                                                  8,370          85,984
      Prepaid expenses                                            (7,300)        (22,161)
      Inventory                                                 (125,629)         19,201
      Accounts payable and accrued liabilities                  (135,237)        (26,636)
                                                              ----------       ---------

      Net cash used by operating activities                     (710,267)       (234,748)
                                                              ----------       ---------

Cash flows from investing activities:
 Purchases of property and equipment                             (62,083)         (3,358)
 Additions to patents                                            (18,434)         (8,103)
                                                              ----------       ---------

   Net cash used by investing activities                         (80,517)        (11,461)
                                                              ----------       ---------

Cash flows from financing activities:
 Proceeds from notes payable to related parties                       --         169,631
 Proceeds from notes payable and long-term debt                1,000,000          46,602
 Principal payments on notes payable to related parties         (149,282)             --
 Principal payments on notes payable and long-term debt          (33,712)             --
 Net proceeds from issuance of stock and stock warrants        1,333,200          24,998
 Expenses related to placement of associated debt               (305,837)             --
                                                              ----------       ---------

   Net cash provided by financing activities                   1,844,369         241,231
                                                              ----------       ---------

   Net increase (decrease) in cash and cash equivalents        1,053,585          (4,978)

Cash and cash equivalents, beginning of period                    24,155          19,063
                                                              ----------       ---------

Cash and cash equivalents, end of period                      $1,077,740       $  14,085
                                                              ==========       =========

Noncash investing and financing activities:

 During the six months ended September 30, 1999, the Company converted $96,610 of accrued salaries and interest into notes payable to related parties; and $291,425 of notes payable and $5,026 of accrued interest into common stock. The Company recorded an $85,000 discount associated with the issuance of warrants in conjunction with the $1,000,000 of long-term notes payable. This discount was reflected in additional paid-in-capital. During the six months ended September 30, 1998, the Company converted $24,707 of accounts payable to a long-term note payable.

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

     The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of September 30, 1999 and the results of its operations and its cash flows for the three month and six month periods ended September 30, 1999 and 1998. All such adjustments are of a normal recurring nature.

2.   Results of Operations

     The results of operations for the three month and six month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the respective full years.


3.   Inventory

     Inventory consists of the following:

                                   September 30,     March 31,
                                       1999            1999
                                       ----            ----
     Raw Materials                     $ 360,023     $ 343,968
     Work In Process                     184,270       118,103
     Finished Goods                       88,990        45,583
                                       ---------     ---------

                                         633,283       507,654
     Reserve for Obsolescence           (120,000)     (120,000)
                                       ---------     ---------

     Inventory                         $ 513,283     $ 387,654
                                       =========     =========

4.   Loss per Share

     Basic and diluted loss per share were computed by dividing net loss applicable to common stock by the weighted average common shares outstanding during each period. Basic and diluted loss per share are the same for both classes of TTI common stock (thus they are not presented separately) because both have non-cumulative dividend rights of which none were available for distribution under the terms of the Certificate of Incorporation. Following is a reconciliation of the numerators and denominators of the basic and diluted loss per share:


                                         Three Month                       Six Month
                                        Period Ending                    Period Ending
                                        September 30                     September 30,
                                     1999           1998             1999              1998
                                     ----           ----             ----              ----
Loss:
Basic and diluted:
 Loss available to
   common stockholders          $  (289,304)   $  (193,357)     $  (465,569)      $  (289,724)

Shares:
 Basic and diluted:
   Weighted average common
    shares outstanding            9,262,489      6,661,315        8,404,285         6,665,992

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

     On June 25, 1999, the Company issued 1,500,000 Common Shares for $1,050,000 and notes payable of $1,000,000. The notes bear interest at 10% and mature four years from issuance. Included with the notes payable were warrants to purchase 100,000 Common Shares, exercisable within four years at $0.50 per share. The price paid for each Common Share was $0.70. The fair value of the shares on the date of issuance was determined to be $1.00 per share. The difference between the actual price paid for the shares and the fair value on that date was considered a cost of the offering and has been reflected in additional paid-in-capital. In addition, the Company incurred additional costs of approximately $262,000 associated with the stock issuance which were charged to additional paid-in-capital. Approximately $41,000 of costs were associated with the issuance of the notes payable. These costs will be amortized over the four-year term of the notes. The Company has recorded an $85,000 discount associated with the issuance of the warrants in the private placement. This discount, to be amortized over the four year term of the warrants, will represent additional interest expense to the Company and was determined using the Black-Scholes pricing model.

     In connection with the offering, the Company issued an option to purchase 50,000 restricted Common Shares at $1.00 per share for five years as a finder's fee. The fair value of the options is considered a cost of the offering and is reflected in additional paid-in-capital.

     As a condition of this transaction, one current Director converted notes payable and related accrued interest of $195,300 into 217,000 Common Shares and the new President and Chief Executive Officer converted $101,151 of notes payable and related accrued interest into 101,151 Common Shares. The majority stockholder and holder of approximately $424,000 of related party notes payable agreed to subordination of these notes until the $1,000,000 of notes payable are repaid in full.

7.   Line of Credit

     On September 27, 1999, the Company entered into an agreement with a regional bank to provide up to a $1,000,000 revolving line of credit. The Company's receivables, inventory and certain fixed assets secure this line of credit. In addition, both the Company's majority stockholder and President and Chief Executive Officer have personally guaranteed this line of credit. The Company's majority stockholder and holder of approximately $424,000 of related party notes agreed to subordination of these notes until the bank line of credit is repaid in full. The Company must meet certain debt to equity and eligible collateral requirements to utilize this line of credit. There was no amount outstanding under this agreement as of September 30, 1999.

8.   Lease Agreement and Reclassification of Land

     On November 4, 1999, the Company entered into a five-year lease agreement for a 44,000 square foot office and manufacturing facility in Knoxville, Tennessee. The terms of the lease allow the Company to terminate anytime after thirty-six months with six months notice. In addition, the Company has the right of first refusal for additional space at the same site. The Company's obligation under this lease is $10,472 per month for the five-year period. The Company leases its current office and manufacturing facility on a month to month lease and will terminate this lease as of December 31, 1999.

     The Company owns land previously held for future expansion. As a result of the above-mentioned lease of the new office and manufacturing facility, the Company has now put the land up for sale.

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

     Since 1964, TES has been developing products which provide technical solutions to problems relating to the manufacturing process of various companies with a primary concentration in the sewing industry. TES researches, designs, develops, tests, manufactures, and markets specialized high technology, garment production line stitching machines and related equipment. TES markets its products worldwide directly to existing customers as well as through its dealer network. Historically, 95% of TES's customers have been repeat customers with much of its product line having been produced to address the problems of a particular customer. TES generally retains the right to market the resulting equipment to other customers with similar requests. TES also obtains patents on a majority of its products and licenses its technology on a non-exclusive basis to customers who want to manufacture various products using the technology developed and patented by TES.

     TTI was formed on June 21, 1996, to acquire and hold all of the issued and outstanding stock of TES. When TTI's registration statement became effective on August 1, 1997, all the TES shares were exchanged for shares of TTI. TTI's only activity through August 1, 1997 was in conjunction with the incorporation and registration process.

Results of Operations

     The Company's revenues historically have been generated primarily from the sales of its products and services, with service revenues representing less than 1% of such revenues. Since TES obtained a patent on its Electronic Gearing Technology in 1995 and in 1997 began licensing the non-exclusive rights to manufacture equipment using the technology to other manufacturers, TES has begun receiving license fees and royalties. The accompanying financial statements reflect the recording of revenues due from estimated royalties on two categories of machines sold by the licensee during the period. Management expects that, during the next two years, license fee revenue, though expected to increase, will be a smaller portion of total revenues for the Company. The principal reason for the expected growth in this area is the anticipation of additional earnings under the license agreement currently in place with Brother Industries, Ltd. of Nagoya, Japan as well as expected additional license agreements with other manufacturers to be explored in the future.

     The Company's product sales and service revenues have previously been largely attributable to sales to three primary customers. These three customers represented 47% of product sales revenue in the first six months of fiscal 2000, whereas the same three customers represented 60% of product sales revenue in the first six months of fiscal 1999. This decrease in percentage resulted from decreased sales to two of the three primary customers. One such customer has reduced purchases due to its reorganization and pending the introduction of the Company's new products. The other primary customer with decreased sales has been put on credit hold pending resolution of a disputed account balance. This hold also resulted in decreased international sales, as one of the primary customers is a Latin American distributor of TES's products. There are no gains or losses included in operations related to foreign currency exchanges due to the terms of international sales which require payment in U.S. currency. Sales to the international distributor who is a primary customer are expected to increase in the current quarter as the Company is taking measures to resolve the account disputes. Sales to the other primary customer are expected to remain low during the current quarter pending delivery of the Company's new products later in the year.

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in the Company's unaudited condensed consolidated statements of operations.


                                                Percentage of Total Revenues
                                          Three Months Ended      Six Months Ended
                                            September 30,           September 30,
                                           1999        1998       1999       1998
                                          -------     ------     ------     ------
Operating revenues:
 Sales and service                           75.4%      85.3%      77.7%      82.0%
 Royalties                                   24.6%      14.7%      22.3%      18.0%
                                          -------     ------     ------     ------

   Total operating revenues                 100.0%     100.0%     100.0%     100.0%

Operating expenses:
 Cost of revenues                           139.2%      89.3%     110.4%      68.9%
 Research and development                    30.3%      24.5%      23.5%      23.8%
 Selling, general and administrative        218.1%      77.2%     157.5%      65.7%
                                          -------     ------     ------     ------

   Total operating expenses                 387.6%     191.0%     291.4%     158.4%

Operating loss                             (287.6)%    (91.0)%   (191.4)%    (58.4)%

Other expense:
 Interest expense - related parties         (13.3)%     (8.8)%    (12.2)%     (7.3)%
 Interest expense                           (22.6)%     (0.7)%     (8.8)%     (1.4)%
 Other (expense) income                      (3.9)%      0.2%       1.2%      (0.1)%
                                          -------     ------     ------     ------

   Total other expense                     (39.8)%      (9.3)%    (19.8)%     (8.8)%
                                          -------     ------     ------     ------

Loss before income taxes                   (327.4)%   (100.3)%   (211.2)%    (67.2)%
Provision for income taxes                    2.5%       1.5%       2.2%       1.8%
                                          -------     ------     ------     ------

Net loss                                  (329.9)%    (101.8)%   (213.4)%   (69.0)%
                                          =======     ======     ======     ======


Three Months Ended September 30, 1999 and September 30, 1998

     Total Operating Revenues. Total revenues for the second quarter of fiscal 2000, which ended September 30, 1999, decreased by approximately $102,287 to $87,687 from $189,974 in the second quarter of the previous year. This decrease was largely the result of an approximate 59% reduction in sales and service revenues to $66,095 in the second quarter of fiscal 2000 from $162,021 in the second quarter of fiscal 1999. Decreased sales and service revenues reflect declining sales of the Company's traditional products, the result of slower market conditions and increased competition, the Company's decision to refocus its marketing away from the traditional products and customers awaiting new products using the Company's Electronic Gearing Technology. The Company anticipates introducing products using the Electronic Gearing Technology beginning in the second half of fiscal 2000. In the second quarter of fiscal 2000, there were no sales of Automatic J-Tackers or Label Loader/Folders and $12,900 (20%) in sales of the Single Needle Belt Loop machine as compared to $1,790 (1%), $27,890 (17%) and $59,950 (37%), respectively, in the same period last year. Royalty income, based on estimates, was reduced by 20% due to continuing slower market conditions, particularly in the Asian markets.

     Cost of Revenues. Cost of revenues decreased approximately 28% to $122,057 in the second quarter of fiscal 2000 from $169,700 in the second quarter of fiscal 1999. Cost of revenues, though decreased, comprised a large percentage of sales and service revenues as a result of constant levels of total overhead costs allocated to cost of revenues coupled with declining sales and service revenues. Management believes that further reductions to manufacturing salaries and overhead would have been detrimental to future operations, especially in light of anticipated product introductions in the second half of fiscal 2000.

     Research and Development. Research and development costs decreased approximately 42% to $26,597 in the second quarter of fiscal 2000 from $46,489 in the second quarter of fiscal 1999 due to previous reduction in salary and benefits costs. Spending for research and development is expected to increase as the Company undertakes new development opportunities.

     Selling, General and Administrative. Selling, general and administrative expenses increased approximately 30% to $191,279 in the second quarter of fiscal 2000 from $146,706 in the second quarter of fiscal 1999 due to increased salary and benefit costs associated with new management, increased marketing activities related to new product introductions anticipated in the second half of fiscal 2000 and increased expenses related to key man life insurance.

     Operating Loss. The Company had an operating loss of $252,246 in the second quarter of fiscal 2000 as compared to an operating loss of $172,921 in the second quarter of fiscal 1999. The increase in the net operating loss is primarily attributable to reduced sales and service revenue not proportionally offset with reduced cost of revenues coupled with increased selling, general and administrative expenses.

     Interest Expense and Interest Expense - Related Parties. Interest expense increased in the second quarter of fiscal 2000 to $19,824 from $1,299 in the second quarter of fiscal 1999 reflecting the cost of new debt funding secured by the Company at the end of the first quarter of fiscal 2000. Interest expense is net of interest income received by the Company from the investment of the new debt and equity funds. Interest expense-related parties was reduced due to both the retirement of certain notes payable to a shareholder, and the conversion of certain other notes payable to Common Shares.

     Net Loss. The Company had a net loss of $289,304 in the second quarter of fiscal 2000 as compared to a net loss of $193,357 for the second quarter of fiscal 1999. The increase in net loss between the two periods is mainly attributable to reduced sales and service revenues not proportionally offset with reduced cost of revenues, increased selling, general and administrative expenses and increased interest expense.

Six Months ended September 30, 1999 and September 30, 1998

     Total Operating Revenues. Total revenues for the six months ended September 30, 1999 decreased approximately $201,583 to $218,155 from $419,738 in the six months ended September 30, 1998. This decrease was primarily the result of an approximate 51% reduction in sales and service revenues to $169,573 in the six months ended September 30, 1999 from $344,329 in the same period of the prior year. Decreased sales and service revenues reflect declining sales of the Company's traditional products, the result of slower market conditions and increased competition, the Company's decision to refocus it's marketing away from the traditional products and customers awaiting new products utilizing the Company's Electronic Gearing Technology. The Company anticipates introducing products incorporating the Electronic Gearing Technology beginning in the second half of fiscal 2000. In the six months ended September 30, 1999, there were no sales of Automatic J-Tackers, $46,896 (28%) in sales of the Label Loader/Folders and $12,900 (8%) in sales of the Single Needle Belt Loop machine as compared to $77,045 (22%), $20,561 (6%) and $95,177 (28%), respectively, in the same period last year. Royalty income, based on estimates, was reduced 36% in the six months ended September 30, 1999 compared to the same period of the prior year due to continuing slower market conditions, particularly in the Asian markets.

     Cost of Revenues. Cost of Revenues decreased approximately 17% to $240,769 in the six months ended September 30, 1999 from $289,332 in the same period of the prior year. Cost of revenues, though decreased, comprise a larger percentage of sales and service revenues as a result of constant levels of total overhead costs allocated to cost of revenues coupled with declining sales and service revenues. Management believes that further reductions to manufacturing salaries and overhead would have been detrimental to future operations, especially in light of anticipated product introductions in the second half of fiscal 2000.

     Research and Development. Research and development costs decreased approximately 49% to $51,357 in the six months ended September 30, 1999 from $99,947 in the same period of the prior year due to previous reductions in salary and benefit costs. Spending for research and development is anticipated to increase as the Company undertakes new product development opportunities.

     Selling, General and Administrative. Selling, general and administrative expenses increased by approximately 25% to $343,521 in the six months ended September 30, 1999 from $275,847 in the same period of the prior year due to increased salary and benefit costs associated with new management, increased marketing activities related to new product introductions anticipated in the second half of fiscal 2000 and increased expenses related to key man life insurance.

     Operating Loss. The Company had an operating loss of $417,492 in the six months ended September 30, 1999 as compared to an operating loss of $245,388 in the same period of the prior year. The increase in the net operating loss is primarily attributable to reduced sales and service revenue not proportionally offset with reduced cost of revenues coupled with increased selling, general and administrative expenses.

     Interest Expense and Interest Expense - Related Parties. Interest expense increased in the second quarter of fiscal 2000 to $19,172 from $5,877 in the second quarter of fiscal 1999 reflecting the cost of new debt funding secured by the Company at the end of the first quarter of fiscal 2000. Interest expense is net of interest income received by the Company from the investment of the new debt and equity funding. Interest expense - related parties was reduced due to both the retirement of certain notes payable to a shareholder, and the conversion of certain notes payable to Common Shares.

     Net Loss. The Company had a net loss of $465,569 in the six months ended September 30, 1999 compared to a net loss of $289,724 for the same period of the prior year. The increase in net loss between the two periods is mainly attributable to reduced sales and service revenues not proportionally offset with reduced cost of revenues, increased selling, general and administrative expenses and increased interest expense.

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

     Net cash used by operating activities was $710,267 in the six months ended September 30, 1999 and $234,748 in the same period of the prior year. The primary causes of the net use of cash from operations in the six months ended September 30, 1999 was the operating loss of $465,569, a reduction in accounts payable and accrued liabilities by $236,873, an increase in inventories of $125,629 and other decreases in working capital. The primary cause of the net use of cash in the six months ended September 30, 1998 was the net loss of $289,724 offset by increases and decreases in working capital items.

     Net cash used by investing activities was $80,517 in the six months ended September 30, 1999 and $11,461 in the 1998 period. Primary uses of funds were related to patents and capital expenditures in fiscal 2000 and capital expenditures and patents in fiscal 1999. Capital expenditures were $62,083 in the six months ended September 30, 1999 (delivery vehicle, computer equipment and leasehold improvements) and $3,358 in the same period of the prior year. Capital expenditures are expected to increase over the next year during which time the Company expects to increase spending for capital expenditures related to new product introductions.

     Net cash provided by financing activities was $1,844,369 in the six months ended September 30, 1999 and $241,231 in the same period of the prior year. The cash provided by financing activities in the six months ended September 30, 1999 was related to the proceeds of the private placement of stock of $1,330,000 and notes payable of $1,000,000 offset somewhat by expenses related to issuance of the stock and associated debt of $305,837, a reduction of notes payable to related parties of $149,282 and other reductions of notes payable and long-term debt. The cash provided by financing activities in the six months ended September 30, 1998 was primarily related to proceeds from notes payable issued to related parties of $169,631, proceeds of notes payable of $46,602 and proceeds from the issuance of stock of $24,998.

     The Company's principal commitments at September 30, 1999 consisted primarily of notes payable to related parties as well as other notes payable. Of the other notes payable, $1,000,000 in principal have a maturity of June 2003. The notes payable to related parties are subordinated to other notes payable and cannot be repaid until the $1,000,000 in principal of other notes payable has been paid in full. Also, the other notes payable include approximately $191,000 payable to a bank which will mature in December 1999. This note is secured by land owned by the Company. It is expected that the maturity of the note payable will be extended until such time as the land is sold. The Company has used a portion of the proceeds of these notes to provide working capital for operations and for the continuing development of the Electronic Gearing Technology as well as to fund the costs of license and royalty agreement negotiations, registration of securities of the Company and ongoing regulatory compliance.

     During the six months ended September 30, 1999, the Company entered into an agreement with investors to provide the Company $280,000 of additional capital through the purchase of 700,000 restricted Common Shares and completed a private placement for the Company to secure an additional $2,050,000 of funds to be used mainly for working capital, capital expenditures, additional patent work, retirement of certain notes payables to a shareholder, payment of existing accounts payable, and for costs associated with the offering. Upon the successful completion of the offering on June 25, 1999, the Company issued 1,500,000 restricted Common Shares for $0.70 per share and $1,000,000 in promissory notes. The notes include warrants to purchase 100,000 restricted Common Shares of the Company at $0.50 per share for 48 months. The notes bear interest at 10% per annum. The interest accrued during the first year is payable at the end of the year. Thereafter, accrued interest is payable quarterly. The notes may be prepaid without penalty and are secured by the patents on the Electronic Gearing Technology.

     In connection with the offering, the placement agent received a commission of 10% on the proceeds of the sale of the notes and the shares. The finder received a fee of 3% of the funds raised (including the initial $280,000) and options to purchase 50,000 restricted Common Shares at $1.00 per share for five years.

     As part of this agreement, two related party note holders agreed to convert their existing notes payable and interest thereon totaling $296,451 to 318,151 Common Shares of the Company. In addition, except for a $125,000 payment from the proceeds of the offering, the Company's majority stockholder agreed to subordinate all amounts due him to the $1,000,000 in new notes payable. Management believes that the funds from the recent private placement will allow the Company to complete and market new products utilizing the Electronic Gearing Technology as well as hire additional personnel to sell and support both the existing products and future products. Finally, the Company has reached an agreement with a regional bank to provide the Company with a $1,000,000 revolving line of credit for additional working capital resources to be secured by the Company's accounts receivable, inventory and fixed assets.

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

     The Company's products are not date sensitive. With respect to its internal systems, the Company has reviewed such systems to assess the impact of the year 2000. Based upon that review and information provided from vendors, the Company believes that the only system affected is its IBM AS400 main frame computer which controls the Company's administrative, accounting, financial and inventory software. As part of the Company's participation in IBM's ongoing maintenance program, IBM has made the necessary modifications available in an upgrade release for the operating system and software package that the Company uses. The Company purchased the upgrade package during the 1998 fiscal year at a cost of $1,400. Upon attempting to install the upgrade in December 1998, it was discovered that memory size needed to be increased. The Company purchased additional memory in January 1999 for $677. The Company has completed the installation of the upgrades and is approximately 95% complete testing the software. The software providers have maintained that they will provide support for Y2K issues through December 31, 2000 at no charge to the Company. The Company does not anticipate any material disruption in its operations as the result of completing its testing of the upgrades which is expected to be completed by December 1, 1999. The Company believes that the overall cost of compliance should not exceed $10,000 and expensed such compliance costs when incurred.

     It is uncertain whether the Company's customers and suppliers will have Year 2000 issues that may affect the Company, but the Company developed a plan to evaluate the Year 2000 compliance status of its customers and suppliers. There can be no guarantee that those with such systems that are not now Year 2000 compliant will be timely converted to compliance. Additionally, there can be no guarantee that those customers and suppliers of business importance to the Company will successfully and timely reprogram or replace, and test, all of their own computer hardware, software and process control systems.

     Although the Company believe its critical systems are compliant as of September 30, 1999, there is no guarantee that the Company has identified all of the risks associated with this issue. Specific factors that give rise to this uncertainty include a possible loss of technical resources to perform the work, failure to identify all susceptible systems, non-compliance by third parties whose systems and operations impact the Company, and other similar uncertainties. A reasonably possible worst case scenario might include the Company's inability to accurately maintain accounting records. Such an event could result in a material disruption to the Company's operations. Specifically, the Company could experience an interruption in its ability to collect and process payments of receivables, invoice shipments and/or process payables. Should the worst case scenario occur it could, depending on its duration, have a material impact on the Company's results of operations and financial position, although the Company does have manual procedures in place that would help keep disruption to a minimum.

Future Operations

     Now that the Company has completed its recent private placement and subsequent agreement with a regional bank for a line of credit for additional working capital, management believes its customers and potential customers are anticipating the introduction of new products into the market place. These new products, if successfully developed, will include the Company's Electronic Gearing Technology in sewing applications. Management believes that, although its traditional products will continue to generate sales revenue and that TES will continue to solve other problems for customers as they arise in their manufacturing processes, the majority of future revenues are dependent on anticipated new product introductions. Management previously reduced overhead in all areas in order to lower operating expenses until the Company completed its financing and until production begins on the FS2000 Felling Machines which uses the Electric Gearing Technology. At that time, management expects that overhead will increase as necessary to meet production demands of the Felling Machine development activities.

     Recent new product developments such as the Label Loader/Folder for woven labels and upgrades to existing equipment, using traditional technology, are expected to keep the traditional product line competitive as the Company continually works on developing products that its competitors have not attempted or have failed to develop. Management believes that these products and upgrades can be completed with the existing research and development staff. In addition, there is a great demand for products incorporating the Electronic Gearing Technology. The Company is in various stages of design and development on machines using the Electronic Gearing Technology including a three-dimensional stitching machine for automotive air bags, a multi-head buttonhole machine, a multi-head button sewing machine, a single needle plain sewer and a keyhole buttonhole machine. Research and development of these items has been halted but is expected to resume as soon as production begins on the FS2000 Felling Machine and additional engineering personnel are added and trained.

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

     To provide for continued growth, the Company has leased a manufacturing facility that will provide sufficient space for the Company's needs. The Company will relocate to the new facility by December 31, 1999. Management believes that the new facility, with approximately 43,000 square feet, can accommodate its planned production and administrative needs well into the future. In addition, the Company owns approximately six acres of undeveloped land where the Company planned to construct a facility. The Company is now attempting to sell this property. Other land is available should the Company decide to build at some future date.

     As of September 30, 1999, the Company had backlog orders it believes to be firm totaling approximately $256,000 of which approximately $42,000 is for equipment that is part of the Company's standard product line and is expected to be completed by December 31, 1999. The backlog also reflects orders of approximately $214,000 for eleven FS2000 Felling Machines. Delivery of the FS2000 is expected to begin in the second half of fiscal 2000 as a result of the successful completion in June 1999 of the Company's private placement offering. In addition, the Company has received requests from 69 different manufacturers for a FS2000 trial unit. The Company also has indications of interest for additional orders totaling approximately $1,200,000 relating to products, other than the Felling Machine, using the Electronic Gearing Technology upon completion of production models and $490,000 for new products currently being developed using traditional technology. There is no assurance that these indications of interest will become firm orders.

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

FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

     Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company or events, or timing of events, relating to the Company to differ materially from any future results, performance or achievements of the Company or events, or timing of events, relating to the Company expressed or implied by such forward-looking statements. The Company cannot assure that it will be able to anticipate or respond timely to the changes which could adversely affect its operating results in one or more fiscal quarter. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common securities.

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

                          PART II - OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds.

     On August 13, 1999, TTI issued options to purchase up to 10,000 Common Shares of TTI at an exercise price of $0.94 per share. The options may be exercised until August 13, 2002. The options were granted to an individual in exchange for consulting services in connection with the recently completed private placement. The securities were issued only to one person and did not involve any public offering; therefore, an exemption from registration under
Section 4(2) of the Securities Act of 1933 is claimed.

Item 4.      Submission of Matters to a Vote of Security Holders

     TTI held its annual meeting on September 15, 1999. William A. Tice, Charles
R. West, Michael A. Atkins, Billie Joe Clayton and Patrick L. Martin were elected as the five members of the Board of Directors. Also voted upon at the meeting were a Stock Option Plan and Agreement with Charles R. West and ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the 2000 fiscal year.


                                   For     Against  Withheld/Non-Votes
                                ---------  -------  ------------------

Election of Directors
   William A. Tice              6,904,976      125        73,601
   Charles R. West              6,904,976      125        73,601
   Michael A. Atkins            6,904,976      125        73,601
   Billie Joe Clayton           6,900,476    4,625        73,601
   Patrick L. Martin            6,904,976      125        73,601

Approve Stock Option Plan
   with Charles R. West         6,476,152    7,550       495,000

Ratify appointment of
  PricewaterhouseCoopers LLP    6,889,376    3,725        85,601


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

    (i)     Certificate of Incorporation of Tice Technology, Inc.         (i)       (+/-)

    (ii)    Bylaws of Tice Technology, Inc.                              (ii)       (+/-)

II. Instruments Defining Rights of Security Holders                        4

    (i)     Common Stock Purchase Warrant Agreement                                    x
            Between Tice Technology, Inc. and Warrant Agent

    (ii)    Form of Promissory Note Issued in Connection with                          #
            Private Placement Closed on June 25, 1999

    (iii)   Warrant Agreement relating to Rights to Purchase up to                     #
            100,000 Common Shares of Tice Technology, Inc.
            Received by Holders of the Promissory Notes

    (iv)    Security Agreement Pledging Patents as Security for                        #
            Promissory Notes

    (v)     Registration Rights Agreement Giving Purchasers                            #
            under the Private Placement Closed on June 25, 1999
            Certain Demand and Piggyback Registration Rights

    (vi)    Option Agreement Relating to Option to Purchase Up                         #
            to 50,000 Common Shares of Tice Technology, Inc.
            Granted to Finder

    (vii)   Incentive Stock Option Plan and Agreement Between                          #
            Charles R. West and Tice Technology, Inc.

III. Financial Data Schedule                                              27          23

+ Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Tice Technology, Inc. which became effective August 1, 1997.

x Previously filed as an exhibit to Pre-Effective Amendment No. 2 to the above described Registration Statement.

# Previously filed as an exhibit to Form 10-K for the year ended March 31, 1999.

(b) The Company did not file any reports on Form 8-K during the second quarter of fiscal 2000.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         Tice Technology, Inc.


                         By:  /s/ Charles R. West
                              ---------------------------------------------
                              Charles R. West, President and Chief Executive
Officer

                              Date: November 15, 1999
                                    -----------------


                         By:  /s/ Karen A. Walton
                              ---------------------------------------------
                              Karen A. Walton, Chief Financial Officer

                              Date: November 15, 1999
                                    -----------------