Form 10-Q
period 1999-12-31
TICE TECHNOLOGY INC
filed 2000-02-14
CIK 1020676

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1999

                       Commission File Number 333-11591


                             Tice Technology, Inc.
            (Exact name of registrant as specified in its charter)

             Delaware                                  62-1647888
      (State of incorporation)                       (IRS Employer
                                                Identification Number)

                          ___________________________

                           1808-B North Cherry Street
                           Knoxville, Tennessee 37917
                    (Address of principal executive office)

                                 (865) 524-1070
              (Registrant's telephone number, including area code)

                          ___________________________

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

     The number of shares outstanding of each of the registrants' classes of common stock on February 1, 2000 were 8,512,615 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


                                                                            Page
                                                                            ----
Condensed Consolidated Balance Sheets -- As of December 31, 1999               2
     and March 31, 1999

Condensed Consolidated Statements of Operations -- For the Three Months        4
     and the Nine Months Ended December 31, 1999 and 1998

Condensed Consolidated Statements of Cash Flows -- For the Nine Months         5
     Ended December 31, 1999 and 1998

Notes to Condensed Consolidated Financial Statements                           6

                      Tice Technology, Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets
                     -------------------------------------

                                    December 31,   March 31,
                                        1999        1999 (1)
                                    -------------  ----------
                                           (unaudited)
Assets

Cash and cash equivalents             $  492,007   $  24,155
Accounts receivable, net                 107,481      65,245
Prepaid expenses                          24,429       8,097
Inventory, net                           689,329     387,654
                                      ----------   ---------

   Total current assets                1,313,246     485,151

Property and equipment:
 Building and improvements                22,802          --
 Equipment                               617,766     536,254
 Furniture and fixtures                   38,325          --
 Vehicles                                114,591     107,751
                                      ----------   ---------

   Total property and equipment          793,484     644,005

   Less accumulated depreciation        (581,453)   (596,364)
                                      ----------   ---------

   Property and equipment, net           212,031      47,641

Land held for sale                       130,000     130,000
Patents, net                             197,532     178,803
Debt issuance costs, net                  38,106          --
Other assets                              11,290       4,350
                                      ----------   ---------

   Total assets                       $1,902,205    $845,945
                                      ==========    ========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

(1) The March 31, 1999 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

                      Tice Technology, Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets
                     -------------------------------------


                                                                         December 31,         March 31,
                                                                             1999             1999 (1)
                                                                         ------------         --------
                                                                                    (unaudited)
Liabilities and Stockholders' Equity (Deficit)

Notes payable and current maturities of long-term debt                   $   183,034          $   214,790
Accounts payable                                                              31,063              233,030
Accrued liabilities                                                           88,884              109,798
Notes payable to related parties, current portion                             50,000              197,698
                                                                         -----------          -----------

  Total current liabilities                                                  352,981              755,316

Notes payable to related parties, long-term portion                          434,772              620,482
Note payable, long-term portion, net of $85,000 discount                     958,530                9,424
                                                                         -----------          -----------

  Total liabilities                                                        1,746,283            1,385,222
                                                                         -----------          -----------

Stockholders' equity (deficit):

Capital stock, no par value; 2,000 shares authorized;                         13,493               13,493
 780 shares issued and outstanding at December 31,
 and March 31, 1999
Common Shares, par value $.01; 30,000,000 shares authorized;                  85,126               59,941
 8,512,615 and 5,994,064 shares issued and outstanding
 at December 31, and March 31, 1999, respectively
Class B Common Shares, convertible, par value $.01;                            7,500                7,500
 5,000,000 shares authorized; 750,000 shares issued and
 outstanding at December 31, and March 31, 1999
Class D Common Shares, convertible, par value $.01;                               --                   --
 600,000 shares authorized; none issued or outstanding
Preferred Shares, par value $.01; 10,000,000 shares                               --                   --
 authorized; none issued or outstanding
Additional paid in capital                                                 3,131,340            1,704,161

Accumulated deficit                                                       (3,081,537)          (2,324,372)
                                                                         -----------          -----------

  Total stockholders' equity (deficit)                                       155,922             (539,277)
                                                                         -----------          -----------

   Total liabilities and stockholders' equity (deficit)                  $ 1,902,205          $   845,945
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

                      Tice Technology, Inc. and Subsidiary
                Condensed Consolidated Statements of Operations
                -----------------------------------------------

                                          For the three months             For the nine months
                                            ended December 31,               ended December 31,
                                           1999         1998             1999             1998
                                           ----         ----             ----             ----
                                              (unaudited)                      (unaudited)
Operating revenues:
 Sales and service                       $  64,096   $ 159,007            $  233,669   $ 503,336
 Royalties                                  90,100      36,146               138,682     111,555
                                         ---------   ---------            ----------   ---------

   Total operating revenues                154,196     195,153               372,351     614,891

Operating expenses:
 Cost of revenues                          112,099     117,161               352,868     406,493
 Research and development                   66,063      34,105               117,420     134,052
 Selling, general and administrative       205,760     149,695               549,281     425,542
                                         ---------   ---------            ----------   ---------

   Total operating expenses                383,922     300,961             1,019,569     966,087

Operating loss                            (229,726)   (105,808)             (647,218)   (351,196)

Other income (expense):
 Interest expense - related parties        (11,950)    (17,669)              (38,580)    (48,321)
 Interest expense                          (43,001)    (16,418)              (62,173)    (22,295)
 Gain on sale of fixed assets                1,400       3,274                 1,400       3,274
 Other income                                  691       3,860                 3,274       3,593
                                         ---------   ---------            ----------   ---------

   Total other expense, net                (52,860)    (26,953)              (96,079)    (63,749)
                                         ---------   ---------            ----------   ---------

Loss before income taxes                  (282,586)   (132,761)             (743,297)   (414,945)
Provision for income taxes                   9,010       3,615                13,868      11,155
                                         ---------   ---------            ----------   ---------

Net loss                                 $(291,596)  $(136,376)           $ (757,165)  $(426,100)
                                         =========   =========            ==========   =========

Loss per share (Note 4)
 Basic and diluted                       $   (0.03)  $   (0.02)           $    (0.09)  $   (0.06)
                                         =========   =========            ==========   =========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                      Tice Technology, Inc. and Subsidiary
                Condensed Consolidated Statements of Cash Flows
                -----------------------------------------------

                                                                     Nine months ended
                                                                December 31,   December 31,
                                                                    1999           1998
                                                                -------------  -------------
                                                                         (unaudited)
Net cash flows from operating activities:
 Net loss                                                        $  (757,165)     $(426,100)
 Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
   Depreciation and amortization                                      24,157         10,374
   Increase in cash surrender value of life insurance                 (6,540)       (12,600)
   Gain on sale of fixed assets                                       (1,400)        (3,274)
   Changes in operating assets and liabilities:
      Receivables                                                    (42,236)        50,425
      Prepaid expenses                                               (16,732)        (3,457)
      Inventory                                                     (301,675)        39,438
      Accounts payable and accrued liabilities                      (110,556)        25,885
                                                                 -----------      ---------

   Net cash used by operating activities                          (1,212,147)      (319,309)
                                                                 -----------      ---------

Cash flows from investing activities:
 Proceeds from sale of fixed assets                                    1,400          3,793
 Purchases of property and equipment                                (170,690)        (4,369)
 Additions to patents                                                (22,261)        (8,929)
                                                                 -----------      ---------

   Net cash used by investing activities                            (191,551)        (9,505)
                                                                 -----------      ---------

Cash flows from financing activities:
 Proceeds from notes payable to related parties                           --        295,040
 Proceeds from notes payable and long-term debt                    1,048,143        238,543
 Principal payments on notes payable to related parties             (149,282)      (125,816)
 Principal payments on notes payable and long-term debt              (54,674)      (194,036)
 Net proceeds from issuance of stock and stock warrants            1,333,200        101,299
 Expenses related to placement of associated debt and equity        (305,837)            --
                                                                 -----------      ---------

   Net cash provided by financing activities                       1,871,550        315,030
                                                                 -----------      ---------

   Net increase (decrease) in cash and cash equivalents              467,852        (13,784)

Cash and cash equivalents, beginning of period                        24,155         19,063
                                                                 -----------      ---------

Cash and cash equivalents, end of period                         $   492,007      $   5,279
                                                                 ===========      =========

Noncash investing and financing activities:
 During the nine months ended December 31, 1999, the Company converted $107,299 of accrued salaries and interest into notes payable to related parties; and $291,425 of notes payable and $5,026 of accrued interest into common stock.
 The Company recorded an $85,000 discount associated with the issuance of warrants in conjunction with the $1,000,000 of long-term notes payable. This discount was reflected in additional paid-in-capital. During the nine months ended December 31, 1998, the Company converted $24,707 of accounts payable to a long-term note payable, and $79,610 of a note receivable from a related party was applied against a note payable to the related party.

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

     The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of December 31, 1999 and the results of its operations and its cash flows for the three month and nine month periods ended December 31, 1999 and 1998. All such adjustments are of a normal recurring nature.

2.   Results of Operations

     The results of operations for the three month and nine month periods ended December 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the respective full years.

3.   Inventory

            Inventory consists of the following:

                                           December 31,   March 31,
                                               1999         1999
                                               ----         ----

            Raw Materials                   $ 512,493   $ 343,968
            Work In Process                   199,008     118,103
            Finished Goods                     97,828      45,583
                                            ---------   ---------
                                              809,329     507,654
            Reserve for Obsolescence         (120,000)   (120,000)
                                            ---------   ---------

            Inventory                       $ 689,329   $ 387,654
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

                                                   Three Month                           Nine Month
                                                  Period Ending                        Period Ending
                                                   December 31                          December 31,
                                                1999          1998                    1999         1998
                                                ----          ----                    ----         ----
     Loss:
     Basic and diluted:
       Loss available to
           common stockholders                $ (291,596)  $ (136,376)             $ (757,165)  $ (426,100)

       Shares:
       Basic and diluted:
         Weighted average common
           shares outstanding                  9,262,615    6,742,477               8,691,434    6,691,487

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

     On June 25, 1999, the Company issued 1,500,000 Common Shares for $1,050,000 and notes payable of $1,000,000. The notes bear interest at 10% and mature four years from issuance. Included with the notes payable were warrants to purchase 100,000 Common Shares, exercisable within four years at $0.50 per share. The price paid for each Common Share was $0.70. The fair value of the shares on the date of issuance was determined to be $1.00 per share. The difference between the actual price paid for the shares and the fair value on that date was considered a cost of the offering and has been reflected in additional paid-in-capital. In addition, the Company incurred additional costs of approximately $262,000 associated with the stock issuance that were charged to additional paid-in-capital. Approximately $43,000 of costs were associated with the issuance of the notes payable. These costs will be amortized over the four-year term of the notes. The Company has recorded an $85,000 discount associated with the issuance of the warrants in the private placement. This discount, to be amortized over the four year term of the warrants, will represent additional interest expense to the Company and was determined using the Black-Scholes pricing model.

     In connection with the offering, the Company issued an option to purchase 50,000 restricted Common Shares at $1.00 per share for five years as a finder's fee. The fair value of the options is considered a cost of the offering and is reflected in additional paid-in-capital.

     As a condition of this transaction, one current Director converted notes payable and related accrued interest of $195,300 into 217,000 Common Shares and the new President and Chief Executive Officer converted $101,151 of notes payable and related accrued interest into 101,151 Common Shares. The majority stockholder and holder of approximately $434,000 of related party notes payable agreed to subordination of these notes until the $1,000,000 of notes payable are repaid in full.

7.   Line of Credit

     On September 27, 1999, the Company entered into an agreement with a regional bank to provide up to a $1,000,000 revolving line of credit. The Company's receivables, inventory and certain fixed assets secure this line of credit. In addition, both the Company's majority stockholder and President and Chief Executive Officer have personally guaranteed this line of credit. The Company's majority stockholder and holder of approximately $434,000 of related party notes agreed to subordination of these notes until the bank line of credit is repaid in full. The Company must meet certain debt to equity and eligible collateral requirements to utilize this line of credit. There was no amount outstanding under this agreement as of December 31, 1999.

8.   Lease Agreement and Reclassification of Land

     On November 4, 1999 the Company entered into a five-year lease agreement for a 44,000 square foot office and manufacturing facility in Knoxville, Tennessee. The terms of the lease allow the Company to terminate anytime after thirty-six months with six months notice. If the Company terminates the lease prior to five years, the Company is obligated for the unamortized balance of the improvements. At the inception of the lease, the Landlord
     incurred $100,000 of improvement cost on behalf of the Company.   In
     addition, the Company has the right of first refusal for additional space at the same site. The Company's obligation under this lease is $10,472 per month for the five-year period. The Company has terminated the month-to-month lease on its former facility as of December 31, 1999.

     The Company owns land previously held for future expansion. As a result of the above-mentioned lease of the new office and manufacturing facility, the Company has now put the land up for sale. The Company has received and accepted purchase offers for this property in excess of the original cost of the property.

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

     Since 1964, TES has been developing products that provide technical solutions to problems relating to the manufacturing process of various companies with a primary concentration in the sewing industry. TES researches, designs, develops, tests, manufactures and markets specialized high technology, garment production line stitching machines and related equipment. TES markets its products worldwide directly to existing customers as well as through its dealer network. Historically, 95% of TES's customers have been repeat customers with much of its product line having been produced to address the problems of a particular customer. TES generally retains the right to market the resulting equipment to other customers with similar requests. TES also obtains patents on a majority of its products and licenses its technology on a non-exclusive basis to customers who want to manufacture various products using the technology developed and patented by TES. TTI was formed on June 21, 1996, to acquire and hold all of the issued and outstanding stock of TES. When TTI's registration statement became effective on August 1, 1997, all the TES shares were exchanged for shares of TTI. TTI's only activity through August 1, 1997 was in conjunction with the incorporation and registration process.

Results of Operations

     The Company's revenues historically have been generated primarily from the sales of its products and services, with service revenues representing less than 1% of such revenues. Since TES obtained a patent on its Electronic Gearing Technology in 1995 and in 1997 began licensing the non-exclusive rights to manufacture equipment using the technology to other manufacturers, TES has begun receiving license fees and royalties. The accompanying financial statements reflect the recording of revenues due from royalties on two categories of machines sold by the licensee during the period. Management expects that, during the next two years, license fee revenue, though expected to increase, will be a smaller portion of total revenues for the Company. The principal reason for the expected growth in this area is the anticipation of additional earnings under the license agreement currently in place with Brother Industries, Ltd. of Nagoya, Japan as well as expected additional license agreements with other manufacturers to be explored in the future.

     The Company's product sales and service revenues have previously been largely attributable to sales to four primary customers. These four customers represented 57% of product sales revenue in the first nine months of fiscal 2000, whereas the same four customers represented 71% of product sales revenue in the first nine months of fiscal 1999. This decrease in the sales revenues attributable to the four primary customers resulted from decreased sales to two of such customers. One customer has reduced purchases due to its reorganization and pending the introduction of the Company's new products. The other primary customer with decreased sales has been put on credit hold pending resolution of a disputed account balance. This hold also resulted in decreased international sales, as one of the primary customers is a Latin American distributor of TES's products. There are no gains or losses included in operations related to foreign currency exchanges due to the terms of international sales that require payment in U.S. currency. Sales to the international distributor are expected to remain low, but additional distributors have been signed to pursue sales in this territory. Sales to the other primary customers are expected to remain low during the current quarter pending delivery of the Company's new products later in the year.

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in the Company's unaudited Condensed Consolidated Statements of Operations.

                                                Percentage of Total Revenues
                                      For the Three Months Ended   For the Nine Months Ended
                                             December 31,                 December 31,
                                           1999        1998              1999       1998
                                        ----------  ----------        ----------  ---------
 Operating revenues:
 Sales and service                          41.6%       81.5%             62.8%      81.9%
 Royalties                                  58.4%       18.5%             37.2%      18.1%
                                          ------      ------            ------     ------

 Total operating revenues                  100.0%      100.0%            100.0%     100.0%

 Operating expenses:
 Cost of revenues                           72.7%       60.0%             94.8%      66.1%
 Research and development                   42.9%       17.5%             31.5%      21.8%
 Selling, general and administrative       133.4%       76.7%            147.5%      69.2%
                                          ------      ------            ------     ------

 Total operating expenses                  249.0%      154.2%            273.8%     157.1%

 Operating loss                           (149.0%)     (54.2%)          (173.8%)    (57.1%)

 Other expense:
 Interest expense - related parties         (7.7%)      (9.1%)           (10.4%)     (7.9%)
 Interest expense                          (27.9%)      (8.4%)           (16.7%)     (3.6%)
 Gain on sale of fixed assets                0.9%        1.7%              0.4%       0.5%
 Other income                                0.4%        2.0%              0.9%       0.6%
                                          ------      ------            ------     ------

 Total other expense                       (34.3%)     (13.8%)           (25.8%)    (10.4%)
                                          ------      ------            ------     ------

 Loss before income taxes                 (183.3%)     (68.0%)          (199.6%)    (67.5%)
 Provision for income taxes                  5.8%        1.9%              3.7%       1.8%
                                          ------      ------            ------     ------

 Net loss                                 (189.1%)     (69.9%)          (203.3%)    (69.3%)
                                          ======      ======            ======     ======

     Three Months Ended December 31, 1999 and December 31, 1998

          Total Operating Revenues.  Total revenues for the third quarter of
          ------------------------
     fiscal 2000, which ended December 31, 1999, decreased by $40,957 to $154,196 from $195,153 in the third quarter of the previous year. This decrease was largely the result of an approximate 60% reduction in sales and service revenues to $64,096 in the third quarter of fiscal 2000 from $159,007 in the third quarter of fiscal 1999. Decreased sales and service revenues reflect declining sales of the Company's traditional products, the result of slower market conditions and increased competition, the Company's decision to refocus its marketing away from the traditional products, and customers awaiting new products using the Company's Electronic Gearing Technology. The Company anticipates introducing products using the Electronic Gearing Technology beginning in the fourth quarter of fiscal 2000. In the third quarter of fiscal 2000, there were no sales of Automatic J-Tackers or Single Needle Belt Loop Machines and $21,318 (33%) in sales of the Label Loader/Folders as compared to $3,590 (2%), $21,976 (14%) and $90,997 (57%) , respectively, in the same period last year. Royalty income increased by 149% due to increased sales by the licensee, particularly in Western Hemisphere markets.

          Cost of Revenues.  Cost of revenues decreased approximately 4% to
          ----------------
$112,099 in the third quarter of fiscal 2000 from $117,161 in the third quarter of fiscal 1999. Cost of revenues, though decreased, comprised a large percentage of sales and service revenues as a result of constant levels of total overhead costs allocated to cost of revenues coupled with declining sales and service revenues. Although in the recent past the Company has reduced staff and cut operating expenses, management believes that further reductions to manufacturing salaries and overhead at this time would be detrimental to future operations, especially in light of anticipated product introductions in the fourth quarter of fiscal 2000.

          Research and Development.  Research and development costs increased
          ------------------------
approximately 94% to $66,063 in the third quarter of fiscal 2000 from $34,105 in the third quarter of fiscal 1999 due to increased spending over previous reductions in salary and benefits costs. Spending for research and development is expected to increase as the Company continues to undertake new development opportunities.

          Selling, General and Administrative.  Selling, general and
          -----------------------------------
administrative expenses increased approximately 37% to $205,760 in the third quarter of fiscal 2000 from $149,695 in the third quarter of fiscal 1999 due to increased salary and benefit costs associated with new management, increased marketing activities related to new product introductions anticipated in the fourth quarter of fiscal 2000 and increased expenses related to key man life insurance.

          Operating Loss.  The Company had an operating loss of $229,726 in the
          --------------
third quarter of fiscal 2000 as compared to an operating loss of $105,808 in the third quarter of fiscal 1999. The increase in the net operating loss is primarily attributable to reduced sales and service revenue not proportionally offset with reduced cost of revenues and increased royalties, coupled with increased research and development expenses and increased selling, general and administrative expenses.

          Interest Expense and Interest Expense - Related Parties.  Interest
          -------------------------------------------------------
expense increased in the third quarter of fiscal 2000 to $43,001 from $16,418 in the third quarter of fiscal 1999 primarily reflecting the cost of new debt funding secured by the Company at the end of the first quarter of fiscal 2000. Interest expense is net of interest income received by the Company from the investment of the new debt and equity funds. Interest expense-related parties decreased due to both the retirement of certain notes payable to a shareholder, and the conversion of certain other notes payable into Common Shares.

          Net Loss.  The Company had a net loss of $291,596 in the third quarter
          --------
of fiscal 2000 as compared to a net loss of $136,376 for the third quarter of fiscal 1999. The increase in net loss between the two periods is mainly attributable to reduced sales and service revenues not proportionally offset with reduced cost of revenues and increased royalties, increased research and development expenses, increased selling, general and administrative expenses and increased interest expense.

Nine Months ended December 31, 1999 and December 31, 1998

     Total Operating Revenues.  Total revenues for the nine months ended
     ------------------------
December 31, 1999 decreased $242,540 to $372,351 from $614,891 in the nine months ended December 31, 1998. This decrease was primarily the result of an approximate 54% reduction in sales and service revenues to $233,669 in the nine months ended December 31, 1999 from $503,336 in the same period of the prior year. Decreased sales and service revenues reflect declining sales of the Company's traditional products, the result of slower market conditions and increased competition, the Company's decision to refocus it's marketing away from the traditional products, and customers awaiting new products utilizing the Company's Electronic Gearing Technology. The Company anticipates introducing products incorporating the Electronic Gearing Technology beginning in the fourth quarter of fiscal 2000. In the nine months ended December 31, 1999, there were no sales of Automatic J-Tackers, $68,214 (29%) in sales of the Label Loader/Folders and $12,900 (6%) in sales of the Single Needle Belt Loop machine as compared to $80,625 (16%), $111,558 (22%) and $117,153 (23%), respectively, in the same period last year. Royalty income increased 24% in the nine months ended December 31, 1999 compared to the same period of the prior year due to increased product sales by the licensee, particularly in Western Hemisphere markets.

     Cost of Revenues.  Cost of revenues decreased approximately13% to $352,868
     ----------------
in the nine months ended December 31, 1999 from $406,493 in the same period of the prior year. Cost of revenues, though decreased, comprise a larger percentage of sales and service revenues as a result of constant levels of total overhead costs allocated to cost of revenues coupled with declining sales and service revenues. Although in the recent past the Company has reduced staff and cut operating expenses, management believes that further reductions to manufacturing salaries and overhead would be detrimental to future operations, especially in light of anticipated product introductions in the fourth quarter of fiscal 2000.

     Research and Development.  Research and development costs decreased
     ------------------------
approximately 12% to $117,420 in the nine months ended December 31, 1999 from $134,052 in the same period of the prior year due to reductions in salary and benefit costs. Spending for research and development is anticipated to increase as the Company undertakes new product development opportunities.

     Selling, General and Administrative.  Selling, general and administrative
     -----------------------------------
expenses increased by approximately 29% to $549,281 in the nine months ended December 31, 1999 from $425,542 in the same period of the prior year due to increased salary and benefit costs associated with new management, increased marketing activities related to new product introductions anticipated in the fourth quarter of fiscal 2000 and increased expenses related to key man life insurance.

     Operating Loss.  The Company had an operating loss of $647,218 in the nine
     --------------
months ended December 31, 1999 as compared to an operating loss of $351,196 in the same period of the prior year. The increase in the net operating loss is primarily attributable to reduced sales and service revenue not proportionally offset with reduced cost of revenues and increased royalties, coupled with increased selling general and administrative expenses.

     Interest Expense and Interest Expense - Related Parties.  Interest expense
     -------------------------------------------------------
increased in the nine months ended December 31, 1999 to $62,173 from $22,295 in the same period of fiscal 1999 reflecting the cost of new debt funding secured by the Company at the end of the first quarter of fiscal 2000. Interest expense is net of interest income received by the Company from the investment of the new debt and equity funding. Interest expense - related parties decreased due to both the retirement of certain notes payable to a shareholder, and the conversion of certain notes payable to Common Shares.

     Net Loss.  The Company had a net loss of $757,165 in the nine months ended
     --------
December 31, 1999 compared to a net loss of $426,100 for the same period of the prior year. The increase in net loss between the two periods is mainly attributable to reduced sales and service revenues not proportionally offset with reduced cost of revenues and increased royalties, increased selling, general and administrative expenses and increased interest expense.

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

     Net cash used by operating activities was $1,212,147 in the nine months ended December 31, 1999 and $319,309 in the same period of the prior year. The primary causes of the net use of cash from operations in the nine months ended December 31, 1999 was the operating loss of $757,165, a reduction in accounts payable and accrued liabilities by $110,556, an increase in inventories of $301,675 and other increases and decreases in working capital. The primary cause of the net use of cash in the nine months ended December 31, 1998 was the net loss of $426,100 offset by increases and decreases in working capital items.

     Net cash used by investing activities was $191,551 in the nine months ended December 31, 1999 and $9,505 in the 1998 period. Primary uses of funds were patents and capital expenditures in both periods. Capital expenditures were $170,690 in the nine months ended December 31, 1999 (delivery vehicle, computer equipment and leasehold improvements) and $4,369 in the same period of the prior year. Capital expenditures are expected to increase over the next year during which time the Company expects to increase spending for capital expenditures related to new product introductions.

     Net cash provided by financing activities was $1,871,550 in the nine months ended December 31, 1999 and $315,030 in the same period of the prior year. The cash provided by financing activities in the nine months ended December 31, 1999 was primarily related to the proceeds of the private placement of stock of $1,330,000 and notes payable of $1,000,000 offset somewhat by expenses related to issuance of the stock and associated debt of $305,837, principal payments on notes payable to related parties of $149,282 and other reductions of notes payable and long-term debt. The cash provided by financing activities in the nine months ended December 31, 1998 was primarily related to proceeds from notes payable issued to related parties of $295,040, proceeds of notes payable of $238,543 and proceeds from the issuance of stock of $101,299, reduced by principal payments on notes payable to related parties of $125,816 and principal payments on notes payable and long-term debt of $194,036.

     The Company's principal commitments at December 31, 1999 consisted primarily of notes payable to related parties as well as other notes payable. Of the other notes payable, $1,000,000 in principal have a maturity of June 2003. $434,772 of the notes payable to related parties are subordinated to other notes payable and cannot be repaid until they have been paid in full. Also, the other notes payable include approximately $172,000 payable to a bank which will mature in December 2000. This note is secured by land owned by the Company. The
Company has used a portion of the proceeds of these notes to provide working capital for operations and for the continuing development of the Electronic Gearing Technology as well as to fund the costs of license and royalty agreement negotiations, registration of securities of the Company and ongoing regulatory compliance.

     During the nine months ended December 31, 1999, the Company entered into an agreement with investors to provide the Company $280,000 of additional capital through the purchase of 700,000 restricted Common Shares and completed a private placement for the Company to secure an additional $2,050,000 of funds to be used mainly for working capital, capital expenditures, additional patent work, retirement of certain notes payables to a shareholder, payment of existing accounts payable and costs associated with the offering. Upon the successful completion of the offering on June 25, 1999, the Company issued 1,500,000 restricted Common Shares for $0.70 per share and $1,000,000 in promissory notes. The notes include warrants to purchase 100,000 restricted Common Shares of the Company at $0.50 per share for 48 months. The notes bear interest at 10% per annum. The interest accrued during the first year is payable at the end of the first year. Thereafter, accrued interest is payable quarterly. The notes may be prepaid without penalty and are secured by the patents on the Electronic Gearing Technology.

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

Year 2000 Issues

     Some computer systems and software products were coded to accept only two-digit entries to represent years. For example, the year "1997" would be represented by "97". Systems and products now need to be able to accept four-digit entries to distinguish years beginning with 2000 from prior years.

     The Company's products are not date sensitive. With respect to its internal systems, the Company reviewed its systems to assess the impact of the year 2000 and upgraded systems. The Company believes that the overall cost of compliance did not exceed $10,000 and expensed such compliance costs when incurred. It is uncertain whether the Company's customers and suppliers will have any ongoing Year 2000 issues that may affect the Company. As of the date of this filing, the Company has not experienced any material adverse effect on its operations or results of operations relating to Year 2000 issues associated with its systems or those of third parties with which it has significant business relations. However, although the Company believes its critical systems and that of third parties with which it does business are substantially compliant and no significant issues have subsequently been uncovered, there is no guarantee that the Company has identified all of the risks associated with this issue.

Future Operations

     Now that the Company has completed its earlier private placement and subsequent agreement with a regional bank for a line of credit for additional working capital, management believes its customers and potential customers are anticipating the introduction of new products into the market place. These new products, if successfully developed, will include the Company's Electronic Gearing Technology in sewing applications. Management believes that, although its traditional products will continue to generate sales revenue and that TES will continue to solve other problems for customers as they arise in their manufacturing processes, the majority of future revenues are dependent on anticipated new product introductions. Management previously reduced overhead in all areas in order to lower operating expenses until the Company completed its financing and until production begins on the FS-2000 Felling Machines which uses the Electric Gearing Technology.

At that time, management expects that overhead will increase as necessary to meet production demands of the Felling Machine production activities.

     Recent new product developments such as the Label Loader/Folder for woven labels and upgrades to existing equipment, using traditional technology, are expected to keep the traditional product line competitive as the Company continually works on developing products that its competitors have not attempted or have failed to develop. Management believes that these products and upgrades can be completed with the existing research and development staff. In addition, there is a great demand for products incorporating the Electronic Gearing Technology. In addition to the FS-2000 felling machine and the CS-2000 chain stitch machine described below, the Company is in various stages of design and development of machines using the Electronic Gearing Technology including a three-dimensional stitching machine for automotive air bags, a multi-head buttonhole machine, a multi-head button sewing machine, a single needle plain sewer and a keyhole buttonhole machine. Research and development of these items has been halted but is expected to resume as soon as production begins on the FS-2000 Felling Machine and additional engineering personnel are added and trained.

     The Company anticipates that income from license fees and royalty revenues will increase over the next several years as its existing licensee introduces new electronically geared equipment to the market, as additional manufacturers license the technology and as royalty revenues increase based on increased sales of products by the current licensee and royalties are generated by potential additional licensees.

     To provide for continued growth, the Company has leased a manufacturing facility that will provide sufficient space for the Company's needs. The Company relocated to the new facility in December 1999. Management believes that the new facility, with approximately 44,000 square feet, can accommodate its planned production and administrative needs well into the future. In addition, the Company owns approximately six acres of undeveloped land where the Company planned to construct a facility. The Company is now attempting to sell this property. Other suitable land is available should the Company decide to build at some future date.

     As of December 31, 1999, the Company had backlog orders it believes to be firm totaling approximately $244,000 of which approximately $30,000 is for equipment that is part of the Company's standard product line and is expected to be completed by March 31, 2000. The backlog also reflects orders of approximately $214,000 for eleven FS-2000 Felling Machines. Delivery of the FS-2000 is expected to begin in the fourth quarter of fiscal 2000 as a result of the successful completion in June 1999 of the Company's private placement offering. In addition, the Company has received requests from 69 different manufacturers for a FS-2000 trial unit. The Company also has indications of interest for additional orders totaling approximately $1,200,000 relating to products, other than the Felling Machine, using the Electronic Gearing Technology and $490,000 for new products currently being developed using traditional technology. One such product, the CS-2000 chain stitch machine, is a modified version of the FS-2000. This model is in development and the Company has received indications of interest from multiple customers for this machine. There is no assurance that these indications of interest will become firm orders.

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

FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

     Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or events, or timing of events, relating to the Company to differ materially from any future results, performance or achievements of the Company or events, or timing of events, relating to the Company expressed or implied by such forward-looking statements. The Company cannot assure that it will be able to anticipate or respond timely to the changes which could adversely affect its operating results in one or more fiscal quarter. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's securities

     In the event the Company needed additional financing, there can be no assurance that any such financing will be available on acceptable terms. If such financing is not available on satisfactory terms, the Company may be unable to expand its business or develop new customers as desired and its operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders.

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

                          PART II - OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds.

     TTI has extended the expiration date of its Common Stock Purchase Warrants (the "Warrants"). The original expiration date was July 31, 1999, which has been extended to July 31,

2001. TTI obtained a no-action letter from the SEC stating that the SEC will not object if TTI extends the exercise period of the Warrants and defers filing a post-effective amendment to its registration statement covering the sale of stock underlying the warrants until exercise of the warrants is likely, i.e. when the market price of the shares more closely matches the exercise price of the Warrants. However, TTI must file an amended registration statement and deliver a current prospectus to warrant holders prior to permitting a holder to exercise any warrants.


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

    (i)    Certificate of Incorporation of Tice Technology, Inc.                (i)             +
                                                                                                -

    (ii)   Bylaws of Tice Technology, Inc.                                     (ii)             +
                                                                                                -

II. Instruments Defining Rights of Security Holders                              4

    (i)    Common Stock Purchase Warrant Agreement Between Tice                                 X
           Technology, Inc. and Warrant Agent.

    (ii)   Amendment to Common Stock Purchase Warrant                                          23
           Agreement between Tice Technology, Inc. and Warrant
           Agent.

    (iii)  Form of Promissory Note Issued in Connection with Private                            #
           Placement Closed on June 25, 1999

    (iv)   Warrant Agreement relating to Rights to Purchase up to                               #
           100,000 Common Shares of Tice Technology, Inc. Received by
           Holders of the Promissory Notes

    (v)    Security Agreement Pledging Patents as Security for                                  #
           Promissory Notes

    (vi)   Registration Rights Agreement Giving Purchasers under the                            #
           Private Placement Closed on June 25, 1999 Certain Demand and
           Piggyback Registration Rights

                                                                                     Exhibit          Page
                                                                                  Table Number       Number
                                                                                  ------------       ------
     (vii)   Option Agreement Relating to Option to Purchase Up to                                      #
             50,000 Common Shares of Tice Technology, Inc. Granted to Finder.

     (viii)  Incentive Stock Option Plan and Agreement Between Charles
             R. West and Tice Technology, Inc.                                                          #

III. Material Contracts

     (i)     Warehouse Sublease Agreement Between The Innovo Group, Inc.                               25
             and Tice Engineering & Sales, Inc.

IV.  Financial Data Schedule                                                           27              39

+   Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the
-
    Registration Statement on Form S-1 of Tice Technology, Inc. which became effective August 1, 1997.

x Previously filed as an exhibit to Pre-Effective Amendment No. 2 to the above described Registration Statement.

# Previously filed as an exhibit to Form 10-K for the year ended March 31, 1999.

(b) The Company did not file any reports on Form 8-K during the third quarter of fiscal 2000.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


             Tice Technology, Inc.


             By:    /s/ Charles R. West
                    ----------------------------------------------------------
                    Charles R. West, President and Chief Executive Officer

             Date:  February 14, 2000
                    ----------------------------------------------------------

             By:    /s/ David G. Camp
                    ----------------------------------------------------------
                    David G. Camp, Chief Financial Officer

             Date:  February 14, 2000
                    ----------------------------------------------------------