Form 10-K
period 2000-03-31
TICE TECHNOLOGY INC
filed 2000-07-12
CIK 1020676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2000 or

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

                            1808B North Cherry Street
                           Knoxville, Tennessee 37917
                    (Address of Principal Executive Offices)

                                  (865)524-8997
              (Registrant's Telephone Number, Including Area Code)

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

                    Common Shares, $0.01 par value per share
                         Common Stock Purchase Warrants

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
                                               Yes   X      No
                                                   -----       ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [_]

     The aggregate market value, as of June 26, 2000 (based upon the average bid and asked prices on such date) of the voting and non-voting common equity held by non-affiliates of the registrant was $1,692,546.

     The number of shares outstanding of each class of the registrant's common stock as of June 26, 2000 was: 8,512,615 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

                           Exhibit Index on page 55.

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I........................................................................2
   Item 1.     Business.......................................................2
   Item 2.     Properties....................................................12
   Item 3.     Legal Proceedings.............................................12
   Item 4.     Submission of Matters to Vote of Security Holders.............12

PART II......................................................................12
   Item 5.     Market For Registrant's Common Equity And Related
                 Stockholder Matters.........................................12
   Item 6.     Selected Financial Data.......................................13
   Item 7.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.........................15
   Item 7A.    Quantitative and Qualitative Disclosures About Market Risk....24
   Item 8.     Financial Statements and Supplementary Data...................24
   Item 9.     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosures........................48

PART III.....................................................................48
   Item 10.    Directors and Executive Officers of the Registrant............48
   Item 11.    Executive Compensation........................................50
   Item 12.    Security Ownership of Certain Beneficial Owners
                 and Management..............................................52
   Item 13.    Certain Relationships and Related Transactions................53

PART IV......................................................................55
   Item 14.    Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K.................................................55

SIGNATURES...................................................................57


                                     PART I

Item 1. Business.

The Company
-----------

     Tice Technology, Inc. ("Tice Technology") is a holding company that was formed on June 21, 1996 by Tice Engineering & Sales, Inc. ("Tice") and Monogenesis Corporation, a closed-end investment company ("Monogenesis"), to acquire and hold the issued and outstanding stock of Tice. On August 1, 1997, Tice Technology acquired all of the issued and outstanding stock of Tice in exchange for 5,450,220 Common Shares and 750,000 Class B Common Shares. Tice Technology also issued 300,000 Common Shares and 1,000,000 Common Stock Purchase Warrants (the "Warrants") for $.01 each to Monogenesis, most of which were distributed to Monogenesis' shareholders. This established Tice Technology's initial shareholder base of approximately 1,200 institutional investors. Tice Technology also issued 88,560 Common Shares in satisfaction of certain of Tice's debts. Upon completion of the exchange, Tice became a wholly owned subsidiary of Tice Technology. Tice Technology's Common Shares trade on the Electronic Bulletin Board under the symbol TICE. Tice Technology and Tice are sometimes referred to as "us," "we" or "our."

     Tice was incorporated in 1973 and is an engineering firm that provides engineering and technical solutions for the apparel industry generally through the development or enhancement of equipment. Tice researches, designs, develops, tests, manufactures and markets specialized high technology, garment production line stitching machines and related equipment. During manufacture and assembly, the arrangement of component parts of a tice(R) product are configured to meet the purchaser's special production line application requirements. Accordingly, most of our products are made-to-order pursuant to customer specifications as indicated on purchase orders received from customers. Generally, a potential customer outlines a need or problem relating to its manufacturing process, we review the need as it would apply to the industry as a whole and estimate the cost to provide the product or service. Once manufactured for the initial customer, we retrofit the unit to fit specifications for other customers that may also benefit from the new Tice product that lessens or solves the problem encountered in their same manufacturing process. We obtain patents on many of our products which, when patented, we license to other manufacturers to produce or contract manufacture for our own customers. We generally retain the rights to the design of all products we design and manufacture.

     Prior to October 1996, 95% of Tice's revenues were derived from the sale of products designed and manufactured by us. The remaining revenues were derived from rents received from real property and some consulting fees. We sold the rental real estate on September 30, 1996. The consulting fees are very minor as independent revenues; traditionally these fees are encompassed in the design and manufacture of products for a particular customer. In January 1997, Tice granted a major sewing machine manufacturer, Brother Industries, Ltd. of Nagoya, Japan, a nonexclusive license to make, assemble, use and sell products incorporating the patented electronic gearing technology and know-how. In June 1997, we began receiving income from royalties on sales of machines produced under the license. Royalty income represented 42% of our revenues for the year ending March 31, 2000. We also manufacture replacement parts for our products and a few minor attachments and provide consulting services at hourly rates.

     During the past seven years, in addition to marketing and selling the conventional product line that we have sold for some time, we have spent considerable time developing new technology and obtained four patents, two in 1994, one in 1995 and one in 1998. The bulk of the research efforts since 1993 have been centered on the electronic gearing technology. This technology was initially developed for the double needle belt loop machine and, by using a computer and servo motors, eliminates approximately 90% of the mechanical parts as well as certain other technical problems associated with the previous machine.

     Our success is dependent on our ability to provide solutions to the sewing industry (and, to a certain extent, some other industries) through our existing products or by developing new or enhanced products. We believe the electronic gearing technology has application to many other types of machines including machines used in industries other than the sewing industry, such as the automotive industry. To date, in addition to the double needle belt loop machine and the lap seam felling machine, we have built "proof of concept" models of the multi-head buttonhole machine and the plain lock stitch sewing machine.

     We believe that the income received from license fees and royalties will increase over the next several years. This belief is based on forecasts of increased sales of the equipment produced under license in the December 1997 Bobbin magazine as well as anticipated additional license agreements with other manufacturers. We also anticipate increased sales revenues in the current fiscal year upon startup of production of the lap seam felling machine under the joint development agreement with the denim clothing manufacturer described below.

Products
--------

Standard Products
-----------------

     We sell various products mainly to the sewn products industry. Many of our products are covered by patents that generally provide protection for seventeen to twenty years from date of issue. Our basic products include:

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

     6) Indexing Stackers -- (incorporates Takeaway Mechanisms covered under patent #5,303,910).

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

     13)  Air Operated Clamp Lifts -- Prior patents have expired.

     14) Electronic Gearing Components for Sewing Machines -- Covered by patent #5,458,075 issued on October 17, 1995, patent #5,839,382 issued on November 24, 1998, China patent # ZL95195459.9 issued June 12, 1999. Other international patents applied for.

     15)  Lap Seam Felling Machine- Patents applied for.

Additional information about our products can be found on our website at www.ticeengineering.com.

New Product Development
-----------------------

     We continue our efforts to develop new products and upgrade existing products to meet our customer's needs and to provide solutions to problems not previously addressed by other equipment manufacturers. Our goal with new products is to provide the customer with benefits such as increased production, less down-time and maintenance cost, less operator fatigue, less operator training, and increased flexibility by providing the ability to change equipment specifications on site.

     During the fiscal year ending March 31, 2000, we introduced a new lap seam felling machine. We completed development and entered into customer evaluations of the new machine which uses our patented electronic gearing technology. The machine is designed primarily for fell seaming of denim, work wear, canvas and other heavy materials. This machine has approximately 90% fewer parts than a traditional sewing machine, thereby reducing maintenance, down time and the need for spare parts. In addition, the design of the unit allows the operator to sit in line with the sewn product thereby reducing ergonomic injury risk and improving line of sight, production rate and product quality. Significant reductions in operator training and skills are realized by customers using this machine. The product uses two independent feed rollers coordinated through electronics to move the sewn product through the stitching process. The ability to adjust the sewing speed and the rate in which the material is fed through the machine are other product benefits.

     With respect to the lap seam felling machine, in 1995 Tice entered into a Joint Development Agreement with a denim clothing manufacturer to develop a felling machine suitable for inseaming jeans using our electronic gearing technology. Under the agreement, we retain ownership of the technology, but grant the manufacturer a nonexclusive, paid-up license to the jointly developed felling machine. The manufacturer paid us a fee of $300,000 to develop the felling machine. In return, in addition to the license, it had the exclusive right after production of the first felling machine to purchase the resulting felling machines so long as it purchases a minimum of the lesser of our entire production or 249 machines during each year. The cost of each machine to the manufacturer is not to exceed $20,000 per machine. The denim clothing manufacturer has since waived its exclusive right to purchase the felling machines we produce. With respect to felling machines sold to any other company, the manufacturer is entitled to receive a royalty of 4% of the gross selling price until such time as it has received an amount equal to the amount paid by it to develop the product plus interest at a rate of 10% per annum. Although the denim manufacturer put a hold on the project in November 1996 due to plant reorganizations which limited its ability to take delivery of the machines, we resumed work on the project independent of the manufacturer in June 1997.

     During the fiscal year ending March 31, 2000, sales of Label Loader/Folders accounted for 28.3% of our product revenues. During the fiscal year ending March 31, 1999, sales of Automatic J-Tackers, Single Needle 'Loop' Machines and Label Loader/Folders were 17.7%, 21.6% and 20.0% of product revenues, respectively. During fiscal year ending March 31, 1998, sales of the Label Loader/Folders and Single Needle Belt Loop Machines contributed 22.5% and 22.4% to product sales respectively. Sales of Ergonomic Stands represented 12.8% of product sales revenues in the 1998 period. We expect products containing the electronic gearing technology to become our dominant products over the next several years.

Patents and Trademarks
----------------------

     Tice relies on a combination of patent, trade secret and trademark laws, confidentiality procedures, and contractual provisions to protect intellectual property. We patent many of the products we develop. We currently have seven patents under which we are producing products and are working on designs for additional products. The patents have expiration dates ranging from 2004 to 2019. We also sell products on which we hold patents that have expired. We are currently working on obtaining patent protection in countries other than the U.S. on our electronic gearing technology and have applied for a second U.S. patent on the technology. In February 1998, we announced that we received a favorable report regarding the international patents from the International Preliminary Examining Authority on the electronic gearing technology. The report indicated that all 46 claims of the application met the requirements for novelty, inventive step and industrial applicability.

     In addition to patents, Tice also holds registered trademarks on the name "Tice" as well as the name "Tice Technology" and related logo. The registration certificate for the name "Tice" was obtained from the U.S. Patent and Trademark Office in 1980 and the registration certificate for the name "Tice Technology" and related logo was obtained June 10, 1997. The registered name "Tice Technology" and related logo are required to be prominently displayed on all equipment, advertisements and printed matter that relate to equipment produced under license from us that incorporates our patented electronic gearing technology.

Research and Development
------------------------

     Tice conducts an active and ongoing research, development and engineering program that focuses on advancing the electronic gearing technology as well as improving the performance of current products, developing new products both with and without the electronic gearing technology, and expanding the electronic gearing technology to serve new markets. When a sewing manufacturer or other customer comes to us with a production or ergonomic problem, we will generally consult, build and then manufacture a piece of equipment designed to eliminate or lessen production or ergonomic problems or enhance production capabilities. Once the piece of equipment has been designed and produced as required by the customer, we generally retain rights to the design and then offer the equipment and technology to the industry as a whole. In many cases, we obtain a patent on the process to protect our rights. We also have the option to license other manufacturers to produce and market the product in exchange for license fees and royalties.

     Tice is in the process of designing the following equipment that uses our patented electronic gearing technology:

     o    A chain stitch sewing machine (customer evaluation phase)

     o    A multi-head button hole machine (proof of concept model completed)

     o    A single needle plain sewer (proof of concept model completed)

     o    A multi-head button sewing machine (initial prototype development)

     o A sewing machine capable of sewing in three dimensions for use in sewing automotive air bags (project in initial design phase)

     Tice incurred research and development expenses of $193,759, $172,590 and $208,407 respectively in fiscal years 2000, 1999 and 1998. As the demand for the Tice electronic gearing technology grows, we are making preparations to meet the existing and expected future demands by increasing engineering personnel.

Market
------

     Our customers are primarily, but not exclusively, apparel manufacturers. In addition to providing products used in apparel manufacturing, we have designed and built special equipment for Ford Motor Company, Lockheed Aerospace, Camel Tent and Awning and California Sail and Rigging as well as a number of furniture manufacturers and medical supply companies. We continually strive to broaden our customer base by obtaining new customers and by increasing our business with those existing customers which have historically comprised a small percentage of our revenue, as well as by developing products for industries outside of the apparel industry that would benefit from Tice's technology. For example, we are currently developing a machine incorporating the electronic gearing technology to allow three-dimensional sewing of airbags for the automotive industry.

     Tice markets products and services worldwide with the primary concentration of sales being in North America, South America and Europe. We distribute our products to end users through direct technical sales persons as well as through an independent sales and distribution network of approximately 125 dealers. With respect to the FS-2000, we have entered into an exclusive worldwide distribution agreement with AMF REECE to sell and support the machine for all territories outside North America. Both Tice and AMF REECE have the right to sell the machine in the United States and Mexico, and Tice has an exclusive distribution agreement in place with another distributor in Canada.

     In addition, Tice advertises in one or more of the apparel industry's international trade magazines and regularly attends apparel industry trade shows as an exhibitor to display equipment and technology. We exhibited at the IMB Show in Cologne, Germany in May 1997, at the Bobbin Show in September 1997, at the Bobbin World Show in Atlanta, Georgia in September 1998, and at the Bobbin Americas Show in Atlanta, Georgia in September/October, 1999. Our new felling machine was represented at the IMB Machinery Show held in Germany in June, 2000. Several of Tice's distributors also display Tice equipment in their booths at various trade shows. Since January 1999, our distributors have displayed Tice equipment at the following trade shows: April 1999, Sewn Products Expo in Los Angeles, California; May 1999, Apparel Sourcing Show, Guatemala City, Guatemala; May 1999 JIAM (Japan International Apparel Machinery) Show in Tokyo, Japan; and May 1999, Bobbin Expo in Mexico City. All equipment manufactured by Tice bears our registered trademark and the applicable patent numbers. Equipment produced under a license agreement from Tice must be advertised in trade publications and displayed in trade shows by the licensee with the "Tice Technology(R)" registered logo, trademark and patent numbers properly displayed.

     International sales represented 6%, 13% and 24% of total revenues in the fiscal years ending March 31, 2000, 1999 and 1998 respectively. The reduced international sales in the 1999 and 2000 periods were primarily the result of shipments being held pending resolution of delinquent account balances due from one of our primary international distributors. Management has reviewed the distributor's account and has taken measures to insure that the end users of the equipment will receive ongoing sales, service and support by increasing direct sales to end users as well as signing additional distributors to cover the growing Latin American market. All export sales are paid in U.S. funds, either in advance of shipment or with an irrevocable letter of credit; therefore, there are no gains or losses included in operations related to foreign currency exchanges. To better serve international customers, our customer service department has personnel who are fluent in German, Italian and Spanish.

Revenue Sources
---------------

Product Revenue
---------------

     Historically, Tice has primarily designed and manufactured special application equipment and attachments for denim (blue jean) and work wear manufacturers. We also have manufactured equipment for other types of sewing manufacturers that produce drapery products; upholstery; shoes; sewn medical supplies; boat, car and aircraft interiors; and general apparel. In fiscal year 2000, we received approximately 39% of our annual product revenue from one primary customer, Wrangler, Inc. ("Wrangler," d.b.a. "VF Jeanswear"), a denim and workwear manufacturer. All of Tice's license fee and royalty revenue to date are from one customer, Brother Industries, Ltd. ("Brother") of Nagoya, Japan. The loss of either of these customers could materially affect our revenues and results of operations. However, we believe that, as we further develop uses for the electronic gearing technology, such as the three-dimensional stitching machine for automotive airbags, our dependence on a few customers or a particular segment of the sewing industry will lessen or disappear. We are in various stages of formal and informal negotiations with other manufacturers of equipment for the license of the electronic gearing technology.

License and Royalty Revenue
---------------------------

     Tice granted Brother a nonexclusive license effective January 1, 1997 to make, assemble, use and sell products (consisting of up to twelve categories of industrial sewing machines) incorporating the electronic gearing technology and know-how and related additional technology which may be developed by Tice. The license is granted for the term of the applicable patent. We are also required to provide Brother with technical assistance and training. In return for the license, if certain conditions are met, in addition to royalties, we are entitled to license fees for each category of machine developed by Brother using the technology which, if all machines are developed will total $6,000,000. We received an initial license fee of $250,000 corresponding to the first category of machines (the electronic double-needle tacker) on February 25, 1997 and in April 1997 received a payment of $250,000 corresponding to the second category of machines (the multi-head embroidery machine). Brother has agreed to pay Tice $250,000 within thirty days of the date of the first commercial shipment of a product in any of the remaining ten categories and $250,000 within sixty days of the date the aggregate net sales of products in a category equals $30,000,000.

     As of March 31, 2000, Brother had sold approximately $8 million of electronic double needle tackers and approximately $23 million of multi-head embroidery machines using the electronic gearing technology. In addition, we are entitled to a continuing royalty of 2% of net sales, 1.75% of net sales relating to additional "know-how" provided by us to Brother and 80% of any sub-license income of Brother relating to the Tice technology during the life of the patent or any continuation thereof. Brother is required to pay us additional fees at our published rates for technical assistance and training.

     All products produced under license from Tice must prominently display the registered "Tice Technology(R)" trademark on the equipment, service manuals, advertisements and other related items. Brother has developed machines in two categories which it is actively advertising and promoting at trade shows and selling. Royalties on net sales of equipment sold under license are reported at the end of each six-month period, June and December each year, and are payable within thirty days after such report. Royalties reported in July 1997 for the period January 1997 through June 1997 totaled $12,908. Royalties reported in January 1998 for the period July 1997 through December 1997 totaled $102,664. Income from royalties was $209,747 for the fiscal year ending March 31, 2000 as compared to $144,751 for the fiscal year ending March 31, 1999. We believe that this increase was primarily due to the increased sales of Brother's products in the Western Hemisphere markets. We anticipate that revenue from license fees and royalties will increase as Brother introduces more machines using the electronic gearing technology and as sales of the two existing machines increase.

Backlog
-------

     As of March 31, 2000, Tice had backlog orders believed to be firm totaling approximately $250,000 of which approximately $22,500 was for equipment that is part of Tice's standard product line and is expected to be completed by June 30, 2000. The backlog also reflects orders of approximately $228,125 for twelve FS-2000 Felling Machines. Delivery of the FS-2000 is expected to begin during the summer of 2000 as a result of the successful completion in June 1999 of the private placement offering and the completion of the year long final development and evaluation of the machine. In addition, we have received multiple requests from different manufacturers for FS-2000 trial units. We also have indications of interest for additional orders totaling approximately $1,200,000 relating to products, other than the felling machine, using the electronic gearing technology upon completion of production models. There is no assurance that these indications of interest will become firm orders.

Competition
-----------

     Management believes that all of the large Japanese and most of the other manufacturers of equipment for the apparel industry maintain research and development departments that perform research along the same lines as Tice. All of these companies are much larger than Tice and have much larger research and development capabilities. In addition, management estimates that there are four companies of approximately the same size as Tice that provide similar services and products. We are also aware of two companies in Europe that perform similar services, but do not know the size of those companies.

     Like Tice, most of these competitors perform research and development at a customer's request. We have found that our competitors have designed products (none of which use the electronic gearing technology) similar to our Single Needle Belt Loop Machine, Ergonomic Stands and Pocket Creasers to which extent there is direct competition with these Tice products. One of our largest competitors has licensed the patented electronic gearing technology from Tice as opposed to trying to develop its own technology. Generally, the market in this industry is targeted through advertising in trade journals and attendance at trade shows such as the Bobbin Show. The principal methods of competition, in addition to technology, are price, workmanship, overall machine performance and service offered.

Manufacturing
-------------

     We generally manufacture all prototype and existing products. However, our general policy has been to outsource the manufacturing of components or manufacturing processes (such as nickel and chrome plating for the ergonomic stands) which, for various reasons, create environmental hazards. So far we have found that it has generally been less expensive to outsource when the environmental compliance costs are factored in. In the event that we were no longer able to outsource the component or process, we would most likely change the component or finishing process. We have no current plans or perceived need to make any material capital expenditures for environmental control.

     Tice's facility has the machining capabilities of sawing, milling, welding, brazing, sanding, surface grinding, drilling, tapping, threading, turning (lathe), riveting, bending, heat treating and painting. We maintain an assembly department which consists of eight assembly stations, each with an assortment of hand tools, electronic and air-driven power tools, vises, air supply and electronic requirements. In addition, the assembly department has two stations designated for the assembly of electronic circuit boards and components. During manufacture and assembly and prior to shipment, each product manufactured by Tice goes through a series of quality checks.

     Tice maintains an in-house inventory of all parts we manufacture and approximately 80% of the components supplied by outside vendors. Approximately 25% of components of our products are vendor supplied. We generally use components supplied by a number of different sources and are therefore not predominantly dependent on one supplier of any component of any of our products. In addition, with the exception of a few items such as P.L.C.s (programmable logic controller, i.e. micro computer), PCs (personal computers), electric motors and electric switches (which are available from numerous suppliers), we have the capability of manufacturing most of the components used in our products. Raw materials, such as aluminum, steel and brass, are also available from many suppliers.

Employees
---------

     As of March 31, 2000, Tice had nineteen full time employees. This number includes nine hourly and ten salaried employees. We employ machinists, welding specialists, electronic specialists, assembly personnel, shipping and inventory personnel, clerical workers, electronic and mechanical engineers and sales and service personnel. Approximately 50% of our management have been employees of Tice for at least ten years. Tice considers its relationship with its employees to be good, and none of its employees currently are represented by a union in collective bargaining with the company.

     Due to the growing demand for the electronic gearing technology and the introduction of the FS-2000 felling machine, we expect to increase our workforce by approximately 50% during the current fiscal year. The additional personnel will consist of engineers needed for the increased demand on the research and development department as well as assembly and production workers needed for the increased production output upon completion of the felling machine.

Item 2. Properties.

     Tice Technology's corporate headquarters are located in Knoxville, Tennessee and are housed in the manufacturing facility leased through its subsidiary, Tice. The facility consists of approximately 44,000 square feet. Of that space, the manufacturing area consists of 37,000 square feet, 4,000 of which constitute research and development operations. The remaining 7,000 square feet houses the administrative offices. The facility is located in an industrial area. Tice entered into a five year lease agreement in December 1999. The lease allows us to terminate the agreement after thirty-six months with no penalty, but we must reimburse the landlord for any unamortized improvement costs if we terminate early.

     Tice owned approximately six acres of land for possible expansion of operations. Once we relocated our operations to the above-described facility, we sold the land in February 2000, resulting in a gain on sale of property.

Item 3. Legal Proceedings.

     There are no material pending legal proceedings to which Tice Technology or its subsidiary or to which any of its properties are subject.

Item 4. Submission of Matters to Vote of Security Holders.

     No matters were submitted to a vote of security holders of Tice Technology, Inc. during the fourth quarter of Tice Technology's fiscal year ended March 31, 2000.

                                      PART II

Item 5. Market For Registrant's Common Equity And Related Stockholder Matters.

     Trading of Tice Technology's Common Shares and Warrants is reported on the Electronic Bulletin Board under the symbols TICE and TICEW, respectively. Reporting commenced on August 28, 1997, but is sporadic so there is no established public trading market for Tice Technology's securities.

     The following table reflects the high and low bid prices for the Common Shares and Warrants for each quarter of the fiscal years ended March 31, 2000 and 1999:

                                                           Common Stock
                             Common Shares               Purchase Warrants
                             -------------               -----------------
                       High             Low          High               Low
                       ----             ---          ----               ---
4th Quarter, 2000      $ 1.0625         $ 0.375      $ *                $ *
3rd Quarter, 2000      $ 1.0625         $ 0.375      $ 0.001            $ 0.001
2nd Quarter, 2000      $ 1.50           $ 0.875      $ 0.08             $ 0.08
1st Quarter, 2000      $ 2.00           $ 0.75       $ 0.001            $ 0.001

4th Quarter, 1999      $ 1.6875         $ 0.75       $ *                $ *
3rd Quarter, 1999      $ 1.75           $ 0.125      $ 0.25             $ 0.0625
2nd Quarter, 1999      $ 3.00           $ 0.75       $ 0.625            $ 0.0625
1st Quarter, 1999      $ 5.00           $ 2.00       $ 1.00             $ 0.25

* No trades recorded.

     The approximate number of holders of Common Shares of Tice Technology as of June 15, 2000 was 1,070 (based upon the number of record holders), excluding stockholders whose Common Shares are held in nominee or street name by brokers. The approximate number of holders of Warrants as of that same date was approximately 1,031 (based upon the number of record holders), excluding holders whose Warrants are held in nominee or street name by brokers.

     Tice Technology has never paid cash dividends on any of its outstanding securities. Any future payment of cash dividends would require Tice to pay cash dividends to Tice Technology. Tice has also not paid cash dividends to Tice Technology. We do not anticipate paying cash dividends on any shares in the foreseeable future. We expect Tice to retain earnings to finance expansion of business and for general corporate purposes. The declaration and payment of any dividends on the Common Shares will be at the discretion of our Board of Directors and will depend on, among other things, earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors considered relevant by the Board of Directors. In addition, under the terms of our line of credit with First Tennessee Bank, we are prohibited from declaring or paying dividends without the prior approval of the bank.

Item 6. Selected Financial Data .

     The following table summarizes certain selected consolidated financial data of Tice Technology and Tice and is qualified in its entirety by the more detailed consolidated financial statements and notes thereto appearing elsewhere herein. The data have been derived from the audited consolidated financial statements of Tice Technology.

--------------------------------------------------------------------------------
Statement of Earnings Data:
--------------------------------------------------------------------------------

                                                                         Years Ended March 31,
                                                                     (Amounts in thousands except
                                                                          per share amounts)
                                                   ------------------------------------------------------------------
                                                       2000         1999         1998         1997          1996
                                                       ----         ----         ----         ----          ----
Revenues                                            $    499     $    731      $ 1,344      $ 1,397       $ 1,242
Operating expenses:
     Cost of revenues                                    662          474          751          815           699
     Research and development (net)                      194          172          208          163            47
     Selling, general and administrative (1)             821          560          882          563           482
     Warrant extension expense                            90          --           --           --            --
                                                    --------      -------      -------      -------       -------
         Total operating expenses                      1,767        1,206        1,841        1,541         1,228
Operating (loss) income                               (1,268)        (475)        (497)        (144)           14
Total other (expense) income                             (54)         (90)      (1,370)         298             5
                                                    --------      -------      -------      -------       -------
(Loss) income before taxes                            (1,322)        (565)      (1,867)         154            19
Provision for income taxes                                21           14           47          113             4
                                                    --------      -------      -------      -------       -------
Net (loss) income                                   $ (1,343)     $  (579)     $(1,914)     $    41       $    15
                                                    ========      =======      =======      =======       =======

Net (loss) income per common share
     Basic and diluted                              $  (0.15)     $ (0.09)     $ (0.30)     $  0.01

(1)  Excludes warrant extension expense of $90,000 in fiscal year 2000

--------------------------------------------------------------------------------
Balance Sheet Data:
--------------------------------------------------------------------------------

                                                                       March 31,
                                                                 (Amounts in thousands)
                                      -----------------------------------------------------------------------------
                                                2000          1999            1998           1997             1996
                                                ----          ----            ----           ----             ----
Total assets                                  $1,330         $ 846          $1,102         $1,001           $1,431
Total long-term liabilities                   $1,407         $ 630          $  556         $  --            $  661
Total stockholders' (deficit)
  equity                                      $ (340)        $(539)         $  (61)        $  176           $  142


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Year Ended March 31, 2000 Compared with Year Ended March 31, 1999
-----------------------------------------------------------------

     Total operating revenues decreased in fiscal year 2000 by 32% to $499,465 from $730,937 in fiscal year 1999. Product revenues decreased 50% to $289,718 in fiscal year 2000 from $586,186 in fiscal year 1999 as we worked to complete development of new products featuring the electronic gearing technology and sales of traditional products decreased significantly due to increased competition and limited resources available to effectively market the products worldwide. In fiscal year 2000, sales of Automatic J-Tackers, Belt Loop
Machines and Label Loaders/Folders generated product sales of $0 (0%), $12,900 (4.5%) and $82,082 (28.3%), respectively, whereas in fiscal year 1999 these items generated product sales of $103,698 (17.7%), $126,438 (21.6%) and $117,079
(20.0%), respectively. While sales of the traditional products are expected to continue through the efforts to continually upgrade and customize these products to meet customer needs, we expect most of our future revenues to be generated from sales of new products either already developed, currently in development or to be developed. Also, in addition to product revenue, royalty income increased 45% in fiscal year 2000 to $209,747 from $144,751 in fiscal year 1999 primarily due to the increase in sales of products in the Western Hemisphere by Tice's licensee. The licensee did not introduce any new products or meet any set sales milestones using Tice's electronic gearing technology which would require payment of the established license fees in fiscal year 2000.

     The total operating loss increased approximately 167%, primarily due to increased operating expenses and decreased operating revenues.

     Cost of revenues, as a percentage of total revenues, increased 67% to 132% in fiscal year 2000, from 65% in fiscal year 1999, primarily due to lower product revenue and increasing costs of revenues. Costs of revenues, as a percentage of product sales, increased 148% from 80% of product sales in fiscal year 1999 to 228% of product sales in fiscal year 2000. This increase was the result of under utilization of the manufacturing capacity coupled with increasing costs associated with preparing for production of the FS-2000, and the write down of certain inventory due to changing market conditions.

     Research and development costs increased 12% to $193,759 in fiscal year 2000 from $172,590 in fiscal year 1999 mainly as the result of higher salary costs. Minimal new product development activities occurred during fiscal year 1999.

     Selling, general and administrative expenses increased 47% to $821,421 in fiscal year 2000 from $560,009 in fiscal year 1999. This increase was primarily the result of higher compensation and benefit costs from increases in headcount and benefit programs ($410,681 in fiscal year 2000 compared to $290,764 in fiscal year 1999), increased legal and accounting expenses due to the increased need for such services ($71,238 in fiscal year 2000 compared to $47,975 in fiscal year 1999), increased advertising and promotion expenses resulting from the FS-2000 new product introduction ($59,991 in fiscal year 2000 compared to $30,092 in fiscal year 1999) offset somewhat by lower bad debt costs ($6,723 in fiscal year 2000 compared to $28,374 in fiscal year 1999).

     Tice recorded warrant extension expense in fiscal year 2000 of $90,000 in conjunction with the extension of the expiration date of the warrants issued in 1997. The warrants were originally set to expire July 31, 1999, but the expiration date was extended to July 31, 2001 by action of the Board of Directors.

     Other income and expenses for fiscal year 2000 totaled $54,636, comprised mainly of interest expense of $144,001 offset somewhat by the gain on sale of fixed assets of $77,762. Interest expense was incurred on notes issued to finance working capital and operating losses as well as property and equipment. In fiscal year 1999, interest expense totaled $96,747.

     Tice recorded a higher provision for income taxes of $20,975 in fiscal year 2000 compared to $14,174 in fiscal year 1999 due to foreign taxes withheld on higher royalty payments. Tice was not able to recognize a benefit from the fiscal year 2000 loss or prior years' losses carried forward.

Year Ended March 31, 1999 Compared with Year Ended March 31, 1998
-----------------------------------------------------------------

     Total operating revenues decreased in fiscal year 1999 by 46% to $730,937 from $1,344,231 in fiscal year 1998. Product revenues decreased 34% to $586,186 in fiscal year 1999 from $892,713 in fiscal year 1998 as capital constraints limited new product introductions featuring Tice's electronic gearing technology and sales of traditional products decreased significantly due to increased competition and limited resources available to effectively market the products worldwide. In fiscal year 1999, sales of the Automatic J-Tackers, Belt Loop Machines and Label Loaders/Folders generated product revenues of $103,698 (17.7%), $126,438 (21.6%) and $117,079 (20.0%), respectively, whereas in fiscal year 1998 these items generated product sales of $86,504 (9.8%), $197,804 (22.4%) and $198,089 (22.5%),
respectively. While sales of the traditional products are expected to continue through the efforts to continually upgrade and customize these products to meet customer needs, we expect most of our future revenues to be generated from new products either already developed, currently in development or to be developed. Also, in addition to product revenue, royalty income decreased 28% in fiscal year 1999 to $144,751 from $201,518 in fiscal year 1998 primarily due to the slowdown in the Asian markets for Tice's licensee. And finally, license fees decreased 100% to none in fiscal year 1999 from $250,000 in fiscal year 1998 as Tice's licensee did not introduce any new products or meet any set sales milestones using Tice's electronic gearing technology which would require payment of the established license fees in fiscal year 1999.

     The total operating loss decreased 4%, primarily due to decreased operating expenses more than offsetting the decreased operating revenues.

     Cost of revenues, as a percentage of total revenues, increased 9% to 65% from 56%, primarily due to the lower royalty income and lack of license fee income, neither of which have associated costs. Costs of revenues as a percentage of product sales decreased 3% in fiscal year 1999 from 84% in fiscal year 1998 to 81% in fiscal year 1999. This decrease was primarily the result of lower labor and overhead costs due to cost-controlling efforts by management.

     Research and development costs decreased 17% to $172,590 in fiscal year 1999 from $208,407 in fiscal year 1998 due to lower salary costs ($124,514 in fiscal year 1999 compared to $169,755 in fiscal year 1998). Minimal new product development activities occurred during 1999.

     Selling, general and administrative expenses decreased 37% to $560,009 in fiscal year 1999 from $882,161 in fiscal year 1998. This decrease was primarily the result of lower compensation and benefit costs from reductions in headcount and curtailed benefit programs ($290,764 in fiscal year 1999 compared to $460,882 in fiscal year 1998), reduced advertising and selling costs as Tice was awaiting the launch of new products ($30,092 in fiscal year 1999 compared to $81,824 in fiscal year 1998), lower legal and accounting expenses due to a reduced need for such services ($47,975 in fiscal year 1999 compared to $84,151 in fiscal year 1998), lower recruiting costs due to curtailed hiring of new personnel ($11,170 in fiscal year 1999 compared to $42,000 in fiscal year 1998) and lower stock promotion costs ($3,550 in fiscal year 1999 compared to $55,788 in fiscal year 1998). These reductions were offset somewhat by an increase in allowance for bad debts related to an international distributor of Tice's products ($28,374 in fiscal year 1999 compared to none in fiscal year 1998).

     Other income and expenses for the 1999 fiscal year totaled $90,038, comprised mainly of interest expense of $96,747. Interest expense was incurred on notes issued to finance working capital and operating losses as well as property and equipment. In fiscal year 1998, interest expense totaled $94,358. Also in 1998, other expenses totaled $1,370,013, of which $1,091,280 non-cash expenses and $187,593 other expenses were due to the recording of non-recurring registration expenses upon the August 1, 1997 effective date of the registration statement. There were no comparable registration expenses in fiscal year 1999.

     Tice recorded a lower provision for income taxes of $14,174 in fiscal year 1999 compared to $47,020 in fiscal year 1998 due to foreign taxes withheld on decreased royalty and licensing fee payments. Tice was not able to recognize a benefit from the fiscal year 1999 loss or prior years' losses carried forward.

Inflation
---------

     Inflation has not had a significant impact on our operations to date.

Liquidity and Capital Resources
-------------------------------

     Since its inception, Tice has financed its operations through a combination of cash flow from operations, bank borrowings, borrowings from individuals and the sale of common stock. Capital requirements have arisen primarily in connection with purchases of fixed and intangible assets, and Tice has historically made significant expenditures each year for research and development and marketing new technology, particularly in fiscal year 2000 related to the FS-2000 felling machine.

     Net cash used by operating activities was $1,533,007 in fiscal year 2000, $277,111 in fiscal year 1999 and $541,206 in fiscal year 1998. The primary causes of the net use of cash from operating activities in fiscal year 2000 was the net loss of $1,343,267 and other increases and decreases in working capital items, mainly increases in inventory of $143,660. The primary cause of the net use of cash from operations in fiscal year 1999 was the operating loss of $579,552 offset by decreases in working capital items. In fiscal year 1998 the primary cause of the net use of cash was the net loss of $1,914,463 offset by non-cash expenses related to the stock registration of $1,047,000, non-cash compensation expenses related to the issuance of employee stock options of $109,375, and increases and decreases in working capital items.

     Net cash of $30,156 was provided by investing activities in fiscal year 2000. Net cash used by investing activities was $9,488 in fiscal year 1999 and $42,579 in fiscal year 1998. The primary source of funds from investing activities in fiscal year 2000 was the proceeds from the sale of property and equipment, including land held for expansion, offset somewhat by purchases of property and equipment and additions to patents. Primary uses of funds in fiscal year 1999 were related to capital expenditures and patents. Primary uses of funds in fiscal year 1998 were related to capital expenditures, patents and notes receivable. Capital expenditures totaled approximately $154,000 in fiscal year 2000, compared to approximately $3,600 in fiscal year 1999 and approximately $7,000 in fiscal year 1998. The large increase in capital expenditures for the recent year was primarily due to preparation for new product launches and improvements in administrative operations.

     Net cash provided by financing activities was $1,697,524 in fiscal year 2000, $291,691 in fiscal year 1999 and $533,455 in fiscal year 1998. Cash provided by financing activities in fiscal year 2000 was primarily proceeds of the issuance of long term debt and the issuance of stock and stock warrants, offset somewhat by principal payments on notes payable and notes payable to related parties. The cash provided by financing activities in fiscal year 1999 was primarily proceeds from notes payable issued to related parties and others as well as proceeds from the issuance of stock and stock warrants, partially offset by principal payments on notes payable and notes payable issued to related parties. In fiscal year 1998 the cash provided by financing activities was primarily proceeds from the exercise of employee stock options and warrants and from notes payable issued to related parties and others, partially offset by principal payments on notes payable and notes payable issued to related parties.

     Principal commitments at March 31, 2000 consisted primarily of notes payable to related parties as well as other notes payable, including the long term debt described below. We used the proceeds of these notes to provide working capital for operations and for the continuing development of the electronic gearing technology as well as to fund the costs of license and royalty agreement negotiations and registration of securities. Several of these notes were extended to retain working capital. We also leased certain office equipment. Approximately $445,000 of notes payable to related parties are to Tice Technology's majority shareholder and are subordinated to all other debts. Additional notes payable to another related party in the amount of $50,000 are due quarterly, but are expected to be renewed as they have in the past. We plan to try to extend the remaining notes payable if available cash is not sufficient to repay the loans.

     In April 1999, Tice Technology entered into a binding letter of intent with investors to provide $280,000 of additional capital through the purchase of 700,000 restricted Common Shares. The letter of intent also provided for a private placement of securities of Tice Technology to secure an additional $2,050,000 to be used mainly for working capital, capital expenditures, additional patent work, retirement of certain notes payables to a shareholder, payment of existing accounts payable and for costs associated with the offering. Upon the successful completion of the offering on June 25, 1999, Tice Technology issued 1,500,000 restricted Common Shares for $0.70 per share and $1,000,000 in promissory notes. Purchasers of the notes also received warrants to purchase 100,000 restricted Common Shares at $0.50 per share for 48 months. The notes bear interest at 10% per annum. The interest accrued during the first year is payable at the end of the year. Thereafter, accrued interest is payable quarterly. The notes may be prepaid without penalty and are secured by the patents on the electronic gearing technology.

     In connection with the offering, the placement agent received a commission of 10% on the proceeds of the sale of the notes and the shares. In addition, the finder received a fee of 3% of the funds raised (including the initial $280,000) and options to purchase 50,000 restricted Common Shares at $1.00 per share for five years.

     As part of this agreement, two related party note holders agreed to convert their existing notes payable and related interest totaling $296,451 to Common Shares. In addition, except for a $125,000 payment from the proceeds of the offering, Tice Technology's majority stockholder agreed to subordinate all amounts due him to the $1,000,000 in promissory notes. Management believes that the funds from the offering will allow Tice to complete and launch new products incorporating the electronic gearing technology as well as hire additional personnel to sell and support both the existing products and future products. Finally, Tice obtained a $1,000,000 revolving line of credit for additional working capital resources collateralized by accounts receivable, inventory and certain fixed assets. Utilization of this line of credit is contingent on meeting certain covenants required by the bank. As of March 31, 2000, Tice had no amounts outstanding under the line of credit and was not in compliance with the restrictive covenants. We do not expect to be in compliance with the restrictive covenants under the line of credit and will most likely not be able to borrow under it until our operations become profitable. Management has been working to develop alternative sources of working capital.

     Subsequent to year end, working in cooperation with the bank providing the line of credit, we entered into an agreement with an accounts receivable financing firm. The terms of this agreement call for the accounts receivable financing firm to advance 75% of the face value of our invoices for a maximum loan balance of $250,000. The $250,000 limit may be increased at our request with the consent of the firm. We will pay a variable market rate of interest plus additional administrative fees based on the value of the invoice to the firm. The interest rate on June 26, 2000 was 13.5%.

     In addition, the Company issued three promissory notes for an aggregate total of $250,000 to three outside investors and a $50,000 promissory note to an officer to provide working capital. The terms of each of the notes are the same, including interest rates of 12% and nine-month terms. The notes are collateralized by the Company's accounts receivable and inventory.

     During fiscal year 2000, the Company increased the number of employees, office and manufacturing space and product development capabilities to prepare for anticipated growth in its business. This growth has been slower to develop than anticipated, due primarily to a longer development cycle for new products. Accordingly, the Company incurred an operating loss for fiscal year 2000.

     Management anticipates an increase in revenues and cash flows from operations in fiscal year 2001 which, it believes, along with borrowings available from the accounts receivable financing facility recently signed and additional short term borrowings recently obtained, will be sufficient to meet anticipated cash needs for working capital and capital expenditures for the next year. However, there can be no assurance that the Company will be able to meet its operating plans, achieve profitability, or raise additional equity financing.

Effect of Recently Issued Accounting Standards
----------------------------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for the fiscal quarters of fiscal years beginning after June 15, 1999. It is not anticipated that this statement will have a material impact on Tice. In July 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No.
133. SFAS 137 deferred the effective date of SFAS 133, as it pertains to Tice, until July 1, 2000.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, or SAB 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. It is effective for all quarters and years ending after December 15, 1999. Management believes that SAB 101 will not have a material effect on Tice's financial position or results of operations.

     In April 2000, the FASB issued FASB Interpretation No. 44 (FIN 44) which clarifies the application of Accounting Principles Board Opinion 25 for certain transactions. The interpretation addresses many issues related to granting or modifying stock options including changes in accounting for modifications of awards such as increased life and reduction of exercise price. It is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The effects of applying the interpretation are to be recognized on a prospective basis from July 1, 2000. It is not anticipated that this interpretation will have a material impact on Tice.

Year 2000 Issues
----------------

     Some computer systems and software products were coded to accept only two-digit entries to represent years. For example, the year "1997" would be represented by "97". Systems and products now need to be able to accept four-digit entries to distinguish years beginning with 2000 from prior years.

     Tice's products are not date sensitive. With respect to our internal systems, we reviewed our systems to assess the impact of the year 2000 and upgraded them as needed. We believe that the overall cost of compliance did not exceed $10,000 and expensed such compliance costs when incurred. It is uncertain whether any of our customers and suppliers will have any ongoing Year 2000 issues that may affect us. As of the date of this filing, we have not experienced any material adverse effect on our operations or results of operations relating to Year 2000 issues associated with our systems or those of third parties with which we have significant business relations. However, although we believe our critical systems and that of third parties with which we do business are substantially compliant and no significant issues have subsequently been uncovered, there is no guarantee that we have identified all of the risks associated with this issue.

Future Operations
-----------------

     Management believes that, although Tice's traditional products will continue to generate sales revenue and that Tice will continue to solve other problems for customers as they arise in their manufacturing processes, the majority of future revenues are dependent on anticipated new product introductions. During fiscal year 2000, we reduced overhead in all areas in order to lower operating expenses until we completed our financing for additional working capital and production began on the FS-2000 Felling Machines. As production increases, we expect that overhead will increase as necessary to meet production demands.

     Recent new product developments such as the label loader/folder for woven labels and upgrades to existing equipment using traditional technology are expected to keep the traditional product line competitive as we continually work on developing products that our competitors have not attempted or have failed to develop. We believe that these products and upgrades can be completed with the existing research and development staff. In addition, we believe there is a great demand for products incorporating the electronic gearing technology. We are in various stages of design and development on machines using the electronic gearing technology including a chain stitch machine, a three-dimensional stitching machine for automotive air bags, a multi-head buttonhole machine, a multi-head button sewing machine, a single needle plain sewer and a keyhole buttonhole machine. Research and development of these items, except the chain stitch machine, has been halted but is expected to resume after the introduction of the FS-2000 felling machine.

     Management anticipates that income from license fees and royalty revenues will increase over the next several years as the existing licensee introduces new electronically geared equipment to the market, as additional manufacturers license the technology, and as royalty revenues increase based on increased sales of products by the current licensee and royalties are generated by potential additional licensees.

     To provide for continued growth, Tice leased a facility that will provide sufficient space for its needs in the foreseeable future. Management has decided that it would be economically feasible to start a second shift and to subcontract some of the manufacturing processes at such time as the demand exceeds the capacity of the operations capable in one eight-hour shift, thus allowing the continued use of the new leased site through a period of high growth.

     Management believes that Tice's future results of operations will be influenced by a number of factors including general economic conditions, dependence on key customers, and market acceptance of new technology. Because of these factors, as well as other factors, historical results should not be relied on as an indicator of future performance.

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

     Diversification and Long Term Growth. Tice plans to diversify its business and to seek opportunities for long term growth by developing additional products for sale to manufacturers in industries other than the apparel industry as well as additional licensing of the electronic gearing technology. There is no assurance that we will be successful in these efforts.

     Product Development. As described above, Tice is in the process of developing new products, including the felling machine and a chain stitch machine. We plan to investigate other new product development opportunities as part of our effort to increase our product offerings and expand our markets. There are no assurances that we will be able to locate such opportunities or successfully exploit them once located.

Other Factors Relating to Forward-Looking Statements
----------------------------------------------------

     Statements contained in this Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements or events, or timing of events, to differ materially from any future results, performance or achievements or events, or timing of events, expressed or implied by such forward-looking statements. We cannot assure that we will be able to anticipate or respond timely to the changes which could adversely affect our operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our securities.

     In the event Tice needs additional financing, there can be no assurance that any such financing will be available on acceptable terms. If such financing is not available on satisfactory terms, we may be unable to expand our business or develop new customers as desired and our operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders.

     Some of the more prominent known risks and uncertainties of Tice's business are set forth below. However, this section does not discuss all possible risks and uncertainties to which Tice and its business are subject, nor can it be assumed that there are not other risks and uncertainties which may be more significant.

     Such other factors include, among others, those described in the "Business" section and elsewhere in "Management's Discussion and Analysis" and the following:

     o the lack of working capital needed to further develop and apply the electronic gearing technology and other products and management's ability to find acceptable financing to supply such working capital;

     o the potential failure to successfully negotiate additional licensing agreements;

     o continued dependence on a small number of significant customers for substantially all of our revenue and the potential loss of one or more of our principal customers;

     o the shortage of qualified and competent engineers and the risk that we will be unable to retain our key employees and managers, especially in the event we lose one or more of our principal customers;

     o dependence on the apparel industry and the potential failure to diversify our product and service offerings and to expand our markets into other industries;

     o the unanticipated expense of new product development, the potential failure to complete new products under development and others started in the future successfully or on a timely, cost effective basis, and the failure of any such products to achieve substantial market acceptance;

     o the dependence on patents and ability to protect proprietary products, the potential that existing patents or future patents obtained by Tice will not be enforceable, the risk that our products will infringe on patents held by others, or the risk that competitors will develop similar or functionally similar products; and

     o the potential adverse effect of competition, the potential failure to provide competitive timely designs of cost-effective solutions and products to manufacturers, and the potential adverse effect of technological change with which we are unable to keep pace.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Tice Technology, Inc. & Subsidiary


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Tice Technology, Inc. and Subsidiary at March 31, 2000 and March 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Knoxville, Tennessee
May 6, 2000 except as to Note 19
for which the date is July 5, 2000

TICE TECHNOLOGY, INC. & SUBSIDIARY
Consolidated Balance Sheets
As of March 31, 2000 and 1999


                                                                              2000                 1999
Assets

Cash and cash equivalents                                              $     218,828         $      24,155
Accounts receivable, less allowance for doubtful
   accounts of $15,000 and $26,000 at March 31,
   2000 and 1999, respectively                                                79,295                65,245
Prepaid expenses                                                               7,035                 8,097
Inventory, net                                                               591,314               387,654
                                                                       -------------         -------------

       Total current assets                                                  896,472               485,151

Property and equipment:
   Leasehold improvements                                                      8,523                   --
   Furniture, fixtures and equipment                                         653,753               536,254
   Vehicles                                                                   42,043               107,751
                                                                       -------------         -------------

       Total property and equipment                                          704,319               644,005

       Less accumulated depreciation                                        (524,451)             (596,364)
                                                                       --------------        -------------

       Property and equipment, net                                           179,868                47,641

Land held for sale                                                               --                130,000
Patents, net                                                                 203,857               178,803
Debt issuance costs, net                                                      35,384                   --
Other assets                                                                  14,830                 4,350
                                                                       -------------         -------------

       Total assets                                                    $   1,330,411         $     845,945
                                                                       =============         =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                                              2000                 1999
                                                                              ----                 ----
Liabilities and Stockholders' Deficit

Notes payable and current maturities of long-term debt                 $      10,965         $     214,790
Accounts payable                                                              32,997               233,030
Accrued interest                                                              76,389                 3,887
Other accrued liabilities                                                     93,447               105,911
Notes payable to related parties, current portion                             50,000               197,698
                                                                       -------------         -------------

       Total current liabilities                                             263,798               755,316

Notes payable to related parties, long-term portion                          445,612               620,482
Note payable, long-term portion, net of $71,510 discount                     961,181                 9,424
                                                                       -------------         -------------

       Total liabilities                                                   1,670,591             1,385,222

Commitments and contingencies (Notes 12, 13 and 15)

Stockholders' deficit:

   Capital stock, no par value; 2,000 shares authorized; 750 shares
       issued and outstanding at March 31, 2000 and 1999                      13,493                13,493
   Common Shares, par value $.01; 30,000,000 shares
       authorized; 8,512,615 and 5,994,064 shares issued
       and outstanding at March 31, 2000 and 1999,
       respectively                                                           85,126                59,941
   Class B Common Shares, convertible, par value $.01;
       5,000,000 shares authorized; 750,000 shares issued
       and outstanding at March 31, 2000 and 1999                              7,500                 7,500
   Class D Common Shares, convertible, par value $.01;
       600,000 shares authorized, none issued or outstanding
       at March 31, 2000 and 1999                                                --                    --
   Preferred Shares, par value $.01; 10,000,000 shares
       authorized; none issued or outstanding at March 31,
       2000 and 1999                                                             --                    --
   Additional paid in capital                                              3,221,340             1,704,161
   Accumulated deficit                                                    (3,667,639)           (2,324,372)
                                                                       -------------         -------------

       Total stockholders' deficit                                          (340,180)             (539,277)
                                                                       -------------         -------------

       Total liabilities and stockholders' deficit                     $   1,330,411         $     845,945
                                                                       =============         =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

TICE TECHNOLOGY, INC. & SUBSIDIARY
Consolidated Statements of Operations
For the years ended March 31, 2000, 1999 and 1998



                                                                        2000                1999                  1998
Operating revenues:
    Sales and service                                            $     289,718        $     586,186        $     892,713
    License fees                                                           --                   --               250,000
    Royalties                                                          209,747              144,751              201,518
                                                                 -------------        -------------        -------------

    Total operating revenues                                           499,465              730,937            1,344,231

Operating expenses:
    Cost of revenues                                                   661,941              473,678              751,093
    Research and development                                           193,759              172,590              208,407
    Selling, general and administrative (excludes                      821,421              560,009              882,161
      warrant extension expense of $90,000 in 2000)
    Warrant extension expense                                           90,000                  --                   --
                                                                 -------------        -------------        ------------

        Total operating expenses                                     1,767,121            1,206,277            1,841,661
                                                                 -------------        -------------        -------------

Operating loss                                                      (1,267,656)            (475,340)            (497,430)

Other income (expense):
    Registration expenses                                                  --                   --            (1,278,873)
    Gain on sale of fixed assets                                        77,762                3,274                  --
    Interest expense - related parties                                 (50,667)             (65,690)             (49,772)
    Interest expense                                                   (93,334)             (31,057)             (44,586)
    Other income                                                        11,603                3,435                3,218
                                                                 -------------        -------------        -------------

    Total other income (expense)                                       (54,636)             (90,038)          (1,370,013)
                                                                 -------------        -------------        -------------

Loss before income taxes                                            (1,322,292)            (565,378)          (1,867,443)
Provision for income taxes                                              20,975               14,174               47,020
                                                                 -------------        -------------        -------------

Net loss                                                         $  (1,343,267)       $    (579,552)       $  (1,914,463)
                                                                 =============        =============        =============


Loss per share (Note 16):
    Basic and diluted                                            $      (0.15)        $      (0.09)        $      (0.30)
                                                                 ============         ============         =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

TICE TECHNOLOGY, INC. & SUBSIDIARY
Consolidated Statements of Stockholders' Deficit
For the years ended March 31, 2000, 1999 and 1998


                                                                                                           Retained        Total
                                                                                Class B     Additional     Earnings    Stockholders'
                                                           Capital    Common     Common       Paid In    (Accumulated     Equity
                                                            Stock     Shares     Shares       Capital       Deficit)     (Deficit)
Balances, April 1, 1997                                   $  8,634    $   -     $  -        $    4,859   $   169,643    $  183,136
   Exercise of 30 capital stock warrants                     4,859        -        -            (4,859)         -              -
   Issuance of 5,750,220 Common Shares, 1,000,000
      warrants to purchase Common Shares and
      750,000 Class B Common Shares in connection
      with the effectiveness of registration statement         -       57,502     7,500      1,039,139          -        1,104,141
   Conversion of debt into 88,560 Common Shares                -          886      -           264,964          -          265,850
   Exercise of 400 Common Share warrants                       -            4      -             3,196          -            3,200
   Issuance of 43,750 options to purchase
      Common Shares at below fair market value                 -          -        -           109,375          -          109,375
   Exercise of 28,459 employee Common Share options            -          284      -            28,175          -           28,459
   Conversion of accounts payable into
      40,000 Common Shares                                     -          400      -           158,878          -          159,278
   Net loss                                                    -          -        -              -       (1,914,463)   (1,914,463)
                                                         ---------    -------   -------     ----------   -----------    ----------
Balances, March 31, 1998                                    13,493     59,076     7,500      1,603,727    (1,744,820)      (61,024)

   Retirement of 375 Common Shares without reissue             -           (3)     -                 3          -              -
   Issuance of 77,500 Common Shares                            -          775      -            89,225          -           90,000
   Exercise of 5,300 employee Common Share options             -           53      -             5,247          -            5,300
   Conversion of accounts payable into
      4,000 Common Shares                                      -           40      -             5,959          -            5,999
   Net loss                                                    -          -        -              -         (579,552)     (579,552)
                                                         ---------    -------   -------     ----------   -----------    ----------

Balances, March 31, 1999                                    13,493     59,941     7,500      1,704,161    (2,324,372)     (539,277)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

TICE TECHNOLOGY, INC. & SUBSIDIARY
Consolidated Statements of Stockholders' Deficit, continued
For the years ended March 31, 2000, 1999 and 1998


                                                                                                         Retained         Total
                                                                              Class B      Additional    Earnings     Stockholders'
                                                         Capital     Common    Common       Paid In    (Accumulated      Equity
                                                          Stock      Shares    Shares       Capital       Deficit)      (Deficit)
   Issuance of 700,000 Common Shares in a
      private placement, net of offering costs              -          7,000     -            273,000         -           280,000
   Issuance of 1,500,000 Common Shares in a
      private placement, net of offering costs              -         15,000     -            772,713         -           787,713
   Conversion of related-party debt and accrued
      interest into 318,151 Common Shares                   -          3,181     -            293,270         -           296,451
   Exercise of 400 Common Share warrants                    -              4     -              3,196         -             3,200
   Extension of expiration of 998,000 warrants              -          -         -             90,000         -            90,000
   Issuance of 100,000 Common Share warrants
      in a private placement                                -          -         -             85,000         -            85,000
   Net loss                                                 -          -         -              -        (1,343,267)   (1,343,267)
                                                        ---------    -------   -------     ----------   -----------    ----------

Balances, March 31, 2000                                $  13,493    $85,126   $ 7,500     $3,221,340   $(3,667,639)   $ (340,180)
                                                        =========    =======   =======     ==========   ===========    ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

TICE TECHNOLOGY, INC. & SUBSIDIARY
Consolidated Statements of Cash Flows
For the years ended March 31, 2000, 1999 and 1998

                                                                          2000                1999                1998
Net cash flows from operating activities:
    Net loss                                                            $(1,343,267)         $(579,552)       $(1,914,463)
    Adjustments to reconcile net loss to net
       cash used by operating activities:
          Depreciation and amortization                                      41,980             14,289             18,550
          Noncash registration expenses                                         --                 --           1,047,000
          Noncash compensation expense                                          --                 --             109,375
          Noncash interest expense                                              --                 --              44,280
          Noncash warrant extension expense                                  90,000                --                 --
          Increase in cash surrender value of life insurance                (10,770)            (2,572)           (17,178)
          Provision for doubtful accounts receivable                          6,723             28,374                --
          Reduction in inventory reserve                                    (60,000)               --                 --
          Gain on sale of property and equipment                            (77,762)            (3,274)               --
    Changes in operating assets and liabilities:
          Receivables                                                       (20,773)           110,989           (116,173)
          Prepaid expenses                                                    1,353                916             (7,625)
          Inventory                                                        (143,660)             6,462            (26,513)
          Accounts payable and accrued liabilities                          (16,831)           147,257            321,541
                                                                    ----------------   ---------------       ------------

    Net cash used by operating activities                                (1,533,007)          (277,111)          (541,206)
                                                                    ----------------   ---------------       ------------

Cash flows from investing activities:
    Purchases of property and equipment                                    (154,072)            (3,644)            (6,737)
    Proceeds from disposal of property and equipment                        207,761              3,793                --
    Additions to patents                                                    (23,533)            (9,637)           (20,240)
    Additions to note receivable from related party                             --                 --             (15,602)
                                                                    --------------     --------------        ------------

    Net cash provided (used) by investing activities                         30,156             (9,488)           (42,579)
                                                                    ---------------    ---------------       -------------

Cash flows from financing activities:
    Proceeds from loan on life insurance                                        --              40,040                --
    Proceeds from notes payable to related parties                              --             335,941            652,490
    Proceeds from notes payable and long-term debt                        1,004,593              5,207             50,000
    Principal payments on notes payable to related parties                 (149,282)          (174,058)          (184,741)
    Principal payments on notes payable and long-term debt                 (228,700)           (10,739)           (28,953)
    Net proceeds from issuance of stock and stock warrants                1,067,713             90,000             13,000
    Proceeds from exercise of stock options and warrants                      3,200              5,300             31,659
                                                                    ---------------    ---------------       ------------

    Net cash provided by financing activities                             1,697,524            291,691            533,455
                                                                    ---------------    ---------------       ------------

    Net increase (decrease) in cash and cash equivalents                    194,673              5,092            (50,330)

Cash and cash equivalents, beginning of year                                 24,155             19,063             69,393
                                                                    ---------------    ---------------       ------------

Cash and cash equivalents, end of year                              $       218,828    $        24,155       $     19,063
                                                                    ===============    ===============       ============


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

     Consolidated Financial Statements - The accompanying consolidated financial statements include the accounts of Tice Technology, Inc. ("Tice Technology") and its wholly owned subsidiary, Tice Engineering and Sales, Inc. ("Tice"). The consolidation of these entities will be collectively referred to as the Company or Tice. All significant intercompany balances and transactions have been eliminated.

     On August 1, 1997, Tice Technology acquired all of the issued and outstanding stock of Tice including 750 shares outstanding at March 31, 1997 and 30 shares issued in connection with the exercise of warrants subsequent to March 31, 1997, from the shareholders of Tice in exchange for 5,450,220 Common Shares and 750,000 Class B Common Shares. In addition, Monogenesis Corporation purchased 300,000 Common Shares and 1,000,000 warrants to purchase Common Shares at par value ($.01). In connection with the registration of the securities issued, the Company recognized $1,047,000 in registration expenses for the difference between the $3.50 initial share value and the price paid by Monogenesis for the stock. A portion of the shares and warrants was subsequently distributed by Monogenesis to its shareholders.

     Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less as cash equivalents.

     Trade Accounts Receivable and Concentrations of Credit Risk - The Company conducts a substantial portion of its business with three customers in the sewing industry (Note 6) with approximately $11,000 of total accounts receivable represented by these customers at March 31, 2000.

     Inventories - Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out method.

     Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets. The estimated useful lives of leasehold improvements is 5 years, equipment 5 to 7 years, furniture and fixtures 10 years and vehicles 5 years. Routine repair and maintenance costs are expensed as incurred. Costs of major additions, replacements and improvements are capitalized. Gains and losses from disposals are included in operating results.

     Patents - Certain legal and other direct expenses incurred in order to obtain patents on designed and manufactured parts and equipment have been capitalized at their cost to the Company. Amortization is calculated using the straight-line method over the estimated useful lives of the patents, primarily seventeen and twenty years. Amortization expense totaled $6,348, $5,296 and $5,210 during fiscal years 2000, 1999 and 1998, respectively.

     Impairment of Long-Lived Assets - The Company follows the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which (i) requires that long-lived assets to be held and used be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable, (ii) requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell, and (iii) provides guidelines and procedures for measuring impairment losses that are different from previously existing guidelines and procedures in that recoverability is assessed based on estimates of undiscounted expected future cash flows of the asset being evaluated. No such impairment has been incurred to date.

     Accounting for Stock Based Compensation - The Company records all stock-based compensation awarded to vendors at the fair value of the services received. As permitted by SFAS 123, the Company has chosen to apply APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based compensation awarded to employees.

     Comprehensive Income (Loss) - SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources. The Company has no items of other comprehensive income and, therefore, the comprehensive loss equals the net loss.

     Effect of New Accounting Pronouncements - In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. It is not anticipated that this statement will have a material impact on the Company. In July 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB no. 133. SFAS 137 deferred the effective date of SFAS 133, as it pertains to the Company, until July 1, 2000.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, or SAB 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. It is effective for all quarters and years ending after December 15, 1999. Management believes that the impact of SAB 101 will not have a material effect on the financial position or results of operations of the Company.

     In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44) which clarifies the application of Accounting Principles Board Opinion 25 for certain transactions. The interpretation addresses many issues related to granting or modifying stock options including changes in accounting for modifications of awards (increased life, reduction of exercise price, etc.). It is effective July 1, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The effects of applying the interpretation are to be recognized on a prospective basis from July 1, 2000. It is not anticipated that this interpretation will have a material impact on the Company.

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

2.   Inventories

     Inventories at March 31 consist of:

                                             2000                    1999

           Raw materials                   $246,970               $ 343,968
           Work in process                  226,346                 118,103
           Finished goods                   177,998                  45,583
                                           --------               ---------

                                            651,314                 507,654
           Reserve for obsolescence         (60,000)               (120,000)
                                           --------               ---------

           Inventory, net                  $591,314               $ 387,654
                                           ========               =========


3.   Notes Payable to Related Parties

     Notes payable to related parties consist of the following at March 31:

                                                                                  2000             1999
Notes payable to an officer, dated May 31, 1998 to March 31, 2000;             $445,612          $ 472,174
interest accrued at 10%; due May 31, 2000 to March 31, 2002;
subordinate to all other debt.

Notes payable to employee and outside director (business                            -0-            196,006
associates), dated December 15, 1996 to December 31, 1998; interest accrued at 10%; $4,581 was repaid May 12, 1999 and $191,425 was converted to stock on April 30, 1999.

Note payable to officer, dated March 19, 1999; interest accrued at                  -0-            100,000
10%; amounts outstanding were converted to stock on April 30, 1999.


                                                                                  2000             1999
Note payable to immediate family member of an officer, dated May 27,             50,000             50,000
1998 and last renewed February 20, 2000; renewable every 90 days;              --------           --------
interest at 10% due monthly; principal due May 19, 2000.

Total                                                                           495,612            818,180
Less current maturities                                                          50,000            197,698
                                                                               --------           --------
Long term debt, less current maturities                                        $445,612           $620,482
                                                                               ========           ========



4.   Notes Payable and Long-Term Debt

     Notes payable and long-term debt consist of the following at March 31:


                                                                                 2000               1999
Note payable to a bank dated May 15, 1998, renewed through December            $    -0-           $190,502
17, 2000; interest accrued at 9.5%; amount was repaid February 29,
2000.

Notes payable dated June 25, 1999, net of $71,510 discount;  principal          928,489                -0-
due on June 25, 2003; interest accrued at 10% with the first interest payment due June 25, 2000 and quarterly thereafter each year;
collateralized by certain patents related to electronic gearing technology.

Other notes payable and capitalized lease obligations                            43,657             33,712
                                                                               --------           --------
Total                                                                           972,146            224,214
Less current maturities                                                          10,965            214,790
                                                                               --------           --------
Long-term debt, less current maturities                                        $961,181           $  9,424
                                                                               ========           ========

5.   Income Taxes

     The provision for income taxes for the periods ended March 31, 2000, 1999 and 1998, is comprised of:

                                               2000          1999      1998
        Current income tax expense:
            Federal                         $     -       $     -     $     -
            State                                 -             -           -
            Foreign                          20,975        14,174      47,020

        Deferred income tax expense:
            Federal                               -             -           -
            State                                 -             -           -
                                            -------       -------     -------

              Total expense                 $20,975       $14,174     $47,020
                                            =======       =======     =======


     The components of temporary differences and the approximate tax effects are as follows:

                                                         2000            1999
        Current:
          Section 263A cost in ending inventory     $   43,735      $   44,545
          Accrued vacation                               2,702               -
          Inventory reserves                            15,600          31,200
          Accounts receivable reserve                    3,900           6,760
                                                    ----------      ----------
                                                        65,937          82,505
          Valuation allowance                          (65,937)        (82,505)
                                                    ----------      ----------
            Total net current deferred tax asset    $        -      $        -
                                                    ==========      ==========

        Long-term:
          Net operating loss carryforwards            $689,913        $348,277
          Foreign tax credit carryforwards              82,169          61,194
          Stock based compensation                           -             758
          Warrants                                      23,400               -
                                                    ----------      ----------
                                                       795,482         410,229
          Valuation allowance                         (795,482)       (410,229)
                                                    ----------      ----------
            Total net long term deferred tax asset  $        -      $        -
                                                    ==========      ==========


     During fiscal year 2000, the Company increased its valuation allowance by $368,683 to $861,418, which is maintained against deferred tax assets. Management is unable to currently assert that it is more likely than not that the deferred tax asset will be realized.

     The provision for income taxes at March 31 of each year differs from the "expected" income tax expense (using a Federal income tax rate of 21%) as a result of the following:

                                             2000         1999        1998

    Computed "expected" benefit           $(282,086)  $(121,706)   $(392,163)
    State income taxes, net of federal
      income taxes                          (67,163)    (28,978)     (93,372)
    Permanent differences                     7,453       2,531      261,385
    Change in valuation allowance           368,683     153,574      271,170
    Other                                    (5,912)      8,753            -
                                          ---------   ---------    ---------
         Provision for income taxes       $  20,975   $  14,174    $  47,020


     At March 31, 2000, the Company had net operating loss carryforwards of approximately $2,634,215 and $2,734,547 for federal and state purposes, respectively, available to offset future taxable income. These carryforwards will expire, if not utilized, in 2011 through 2015.
     The Company had $82,169 of foreign tax credit carryforwards at March 31, 2000. These credits will expire, if not utilized, in 2002 through 2005.

6.   Major Customers and Export Sales

     The Company had one customer that represented 39% of its product revenues in fiscal year 2000; three customers that represented 31%, 22% and 12%, respectively, of its product revenues in fiscal year 1999; and three customers that represented 31%, 20% and 19%, respectively, of its product revenues in fiscal year 1998.

     Approximately 6%, 13% and 24% of the Company's product sales were export sales in fiscal years 2000, 1999 and 1998, respectively. All export sales are paid in U.S. funds either in advance of shipment or with an irrevocable letter of credit and, therefore, there are no gains or losses included in operations related to foreign currency exchanges.


7.   Research and Development Costs and Joint Development Agreement

     Research and development costs consist of the following approximate amounts for the periods ended March 31:

                                       2000             1999              1998

         Salaries                    $174,000          $125,000         $170,000
         Travel                         2,000                 -                -
         Insurance                      4,000             5,000            5,000
         Payroll taxes                 13,000             9,000           13,000
         Telephone                      3,000             3,000            4,000
         Utilities                      2,000             1,000            1,000
         Depreciation                   5,000                 -                -
         Materials                     (9,000)           30,000           15,000
                                     --------          --------         --------
                                     $194,000          $173,000         $208,000
                                     ========          ========         ========

     In December 1994, the Company entered into an agreement with a denim clothing manufacturer to develop a specialized sewing machine for the manufacture of jeans. This agreement was accounted for by the Company in accordance with SFAS 68. The manufacturer reimbursed the Company a total of $300,000 for research and development costs, providing $150,000 in both fiscal years 1996 and 1995. Tice incurred total costs related to this agreement of $18,600, $45,500 and $41,903, respectively, in fiscal years 1999, 1998 and 1997 which are included in the research and development costs above. Tice incurred no costs related to this agreement during fiscal year 2000. The Company has the right to sell the specialized sewing machines to third parties. However, for the two-year period following the sale of the first such sewing machine to a third party, the Company is required to pay royalties to the manufacturer at the rate of 4% of the gross selling price up to the total amount reimbursed to the Company ($300,000) for research and development costs, plus 10% interest. The Company has sold no machines to third parties as of March 31, 2000. Under no circumstances is any portion of the $300,000 reimbursement refundable to the manufacturer. The equipment related to this agreement is currently undergoing field evaluation by customers with expected shipment of the first machines in the second quarter of fiscal year 2001.

8.   License and Royalty Agreement

     In June 1996, the Company entered into a nonexclusive license and royalty agreement with a sewing machine manufacturer to use the electronically geared sewing machine technology developed and patented by the Company. Under the terms of the agreement, the manufacturer is to pay the Company $250,000 upon the sale of the first class of machine built by the manufacturer using the technology. In addition, the manufacturer is to pay the Company an additional $250,000 plus royalties of 2% of the sales price for sales of each class of sewing machine produced and sold by the manufacturer using the Company's technology. The manufacturer has no obligation to apply the Company's technology to additional classes of industrial sewing machines. In fiscal year 1998, the Company earned $250,000 from the sale of one class of machines under this license. Royalty income from the sale of the machines produced under this agreement was $209,747, $144,751 and $201,518, respectively, in fiscal years 2000, 1999 and 1998.

9.   401(k) Plan

     The Company's 401(k) plan is available to all full-time and part-time employees who have completed six months of continuous employment with the Company. The Company can make a discretionary matching contribution which is determined by the Board of Directors at the beginning of each plan year. The matching contribution vests at 20% per year over a five-year period. Each year, employees must work a minimum of 1,000 hours. Vesting at the plan start date is retroactive to the date of employment for individuals employed by Tice prior to the plan start date. The Company made contributions of $3,936, $3,485 and $13,122, respectively, in fiscal years 2000, 1999 and 1998.

10.  Stock Warrants

     On August 1, 1997, the Company issued 1,000,000 warrants to Monogenesis Corporation of which a portion was distributed to Monogenesis shareholders. The warrants, each of which entitles the holder to purchase one Common Share of the Company, have an exercise price of $8.00 and were to expire two years from the date of issuance. As of March 31, 2000, 800 warrants had been exercised and 1,200 warrants had been cancelled.

     In February 2000, the Company extended the expiration date of the 1997 warrants to July 31, 2001. The Company recorded $90,000 of expense and additional paid-in capital. In connection with the extension, the Company obtained a no-action letter from the Securities and Exchange Commission ("SEC") stating that the SEC would not object to the Company's extension of the exercise period of the warrants and deferral of filing a post-effective amendment to its registration statement covering the sale of stock underlying the warrants until exercise of the warrants is likely, i.e. when the market price of the shares more closely matches the exercise price of the warrants. The Company cannot permit a holder of the warrants to exercise them until the Company files an amended registration statement and delivers a current prospectus to warrant holders. There is no restriction as to buying, selling or trading of these warrants; however, all restrictive conditions outlined above apply to any new holders of these warrants as well.

     On June 25, 1999, the Company issued 100,000 warrants to holders of notes payable issued in a private placement transaction (Note 11). The warrants, each of which entitles the holder to purchase one Common Share of the Company, have an exercise price of $.50 and expire four years from the date of issuance.

11.  Private Placement Transaction

     On April 30, 1999, the Company issued 700,000 Common Shares for net proceeds of $280,000, or $0.40 per Common Share. The fair value of the Common Shares on the date of commitment by the investors was determined to be $0.70 per Common Share. The difference between the price paid for the Common Shares and their fair value was considered a cost of the offering and has been reflected in additional paid-in-capital.

     On June 25, 1999, the Company issued 1,500,000 Common Shares for $1,050,000 and notes payable of $1,000,000. The notes bear interest at 10%, mature four years from issuance and are secured by certain patents related to the Company's electronic gearing technology. Included with the notes payable were warrants to purchase 100,000 common shares (Note 10). The price paid for each Common Share was $0.70. The fair value of the shares on the date of issuance was determined to be $1.00 per share. The difference between the actual price paid for the shares and the fair value on that date was considered a cost of the offering and has been reflected in additional paid-in-capital. In addition, the Company incurred additional costs of approximately $262,000 associated with the stock issuance that were charged to additional paid-in-capital. Approximately $43,000 of costs were associated with the issuance of the notes payable. These costs will be amortized over the four-year term of the notes. The Company has recorded an $85,000 discount associated with the issuance of the warrants in the private placement. This discount, to be amortized over the four-year term of the notes, will represent additional interest expense to the Company and was determined using the Black-Scholes pricing model.

     In connection with the offering, the Company issued an option to purchase 50,000 restricted Common Shares at $1.00 per share for five years as a finder's fee. The fair value of the options is considered a cost of the offering and is reflected in additional paid-in-capital.

     As conditions of the above-referenced transactions, the Company appointed a new President and Chief Executive Officer and entered into a three-year employment agreement and an incentive stock option agreement with the new employee. Also, the Company entered into a three-year employment agreement with the majority stockholder as Executive Vice President and Chief Technology Officer, who will remain as Chairman of the Board of Directors. The Company appointed the new President and Chief Executive Officer to the Board of Directors, and appointed two representatives of the outside investment firm to the Board of Directors, filling seats opened by the resignation of two then-current Directors. One current Director converted related party notes payable and accrued interest of $195,300 into 217,000 Common Shares and the new President and Chief Executive Officer converted $101,151 of related party notes payable and accrued interest into 101,151 common shares.


12.  Lease Commitments

     On August 27, 1999, the Company entered into an agreement to lease a delivery truck. On December 6, 1999, the Company entered into an agreement to lease an office and manufacturing facility in Knoxville, Tennessee (Note
     15). Minimum future rental payments under the Company's operating leases at March 31, 2000 are as follows:

                  2001                               $134,201
                  2002                                134,201
                  2003                                134,201
                  2004                                134,201
                  2005                                 97,098

     Rental expense for operating leases was $97,781, $81,276 and $67,915 for fiscal years 2000, 1999 and 1998, respectively.

13.  Contingent Liabilities

     The Company is subject to claims in the ordinary course of business. Management believes the ultimate resolution of these matters will have no material impact on the financial condition, results of operations or cash flows of the Company.


14.  Line of Credit

     On September 27, 1999, the Company entered into an agreement with a regional bank to provide up to a $1,000,000 revolving line of credit. The interest rate is the bank's daily base rate and interest is payable quarterly. The line of credit is collateralized by the Company's receivables, inventory and certain fixed assets. In addition, both the Company's majority stockholder and President and Chief Executive Officer have personally guaranteed this line of credit. The Company must maintain compliance with certain covenants to utilize the line of credit, including meeting certain debt to equity and eligible collateral requirements. There was no amount outstanding under this agreement as of March 31, 2000.

     The Company's majority stockholder and holder of approximately $445,000 of related party notes agreed to subordination of these notes until the $1,000,000 of notes payable and the bank line of credit are repaid in full.


15.  Lease Agreement and Sale of Land

     On November 4, 1999, the Company entered into a five-year lease agreement for a 44,000 square foot office and manufacturing facility in Knoxville, Tennessee. The terms of the lease allow the Company to terminate anytime after thirty-six months with six months notice. If the Company terminates the lease prior to five years, the Company is obligated for the unamortized balance of landlord improvements. At the inception of the lease, the landlord incurred $100,000 of improvement costs on behalf of the Company. In addition, the Company has the right of first refusal for additional space at the same site. The Company's obligation under the lease is $10,472 per month for the five-year period. The Company relocated its manufacturing operations and administrative offices to the new location during December 1999 and terminated the month-to-month lease on its former facility as of December 31, 1999.

     In 1988, the Company had acquired land for future expansion. As a result of the above-mentioned lease, the Company sold the land in February 2000 and recognized a $ 62,000 gain.

16.  Loss Per Share

     Basic and diluted loss per share was computed by dividing net loss applicable to common stock by the weighted average common shares outstanding during each period. Potential common shares are not included in the computation of diluted per share amounts in periods when the Company reports a loss. Potentially dilutive common equivalent shares were 0, 3,550 and 13,130 for fiscal years 2000, 1999 and 1998, respectively. Basic and diluted loss per share are the same for all classes of the Company's common stock (thus they are not presented separately) because they have noncumulative dividend rights of which none were available for distribution under the terms of the Certificate of Incorporation.

     Following is a reconciliation of the numerators and denominators of the basic and diluted loss per share:

                                              2000          1999        1998
     Loss:
        Basic and diluted:
            Loss available to common      $(1,343,267)  $(579,552)  $(1,914,463)
                stockholders
     Shares:
        Basic and diluted:
            Weighted average common         8,833,449   6,701,752     6,314,804
                shares outstanding


17.  Supplemental Disclosure of Cash Flow Information

                                                 2000        1999        1998
     Cash paid during the period for:
        Interest                               $33,193     $45,818     $23,194

     Noncash investing and financing activities:

     In fiscal years 2000, 1999 and 1998, the Company converted $43,139, $50,929 and $29,378, respectively, of accrued interest into notes payable to business associates and officers.

     In fiscal year 1998, the Company converted $265,850 of debt to business associates into 88,560 Common Shares. In addition, the Company converted $159,278 of trade accounts payable owed to vendors into 40,000 Common Shares.

     Also in fiscal year 1998, Tice Technology issued 5,450,220 Common Shares and 7,500 Class B Common Shares in exchange for 780 shares of Tice Engineering Capital Stock.

     In fiscal year 1999, the Company canceled a split dollar life insurance policy and the corresponding related party note receivable of $79,610 was applied against outstanding notes payable to a related party.

     In fiscal year 1999, the Company converted $24,707 of accounts payable into notes payable. In addition, $19,926 of accounts payable, $50,000 of notes payable, and $50,000 of accrued salaries payable were converted to a note payable to a related party.

     Also in fiscal year 1999, the Company converted $5,999 of trade accounts payable owed to vendors into 4,000 Common Shares.

     In fiscal year 2000, the Company converted $5,026 of accrued interest payable to related parties and $291,425 of notes payable to related parties into 318,151 Common Shares. Also, the Company converted $75,000 of accrued officer salary and $43,139 of accrued interest payable into notes payable to related parties.

     Also in fiscal year 2000, the Company recorded $90,000 of expense and additional paid-in-capital in conjunction with the extension of the expiration date of 998,000 warrants.

     Also in fiscal year 2000, the Company recorded an $85,000 discount associated with the fair value of warrants issued in conjunction with the $1,000,000 of long term notes payable. This fair value of the warrants was reflected in additional paid in capital and will be amortized into interest expense over the four year term of the notes.


18.  Stock Options

     The Company established a stock option plan in fiscal 1998 to provide additional incentives to its officers and employees. Eligible persons are determined by management. Each option granted under the plan shall be exercisable only during a fixed term from the date of grant as specified by management, but generally equal to 10 years. Options are fully vested on the date of grant. In fiscal year 1998, the Board of Directors approved the issuance of up to 54,750 options to acquire Common Shares of which 43,750 options were granted during fiscal year 1998 and became fully vested upon the effective date of the registration statement. No additional options were granted under this plan during fiscal year 1999 and 11,000 additional options were granted during fiscal year 2000.

     The Company established an additional stock option plan in fiscal year 1999 as a means to attract, retain and motivate its employees, non-employee board members and independent contractors. Eligible persons are determined by management. Each option granted under the plan shall be exercisable only during a fixed term from the date of grant as specified by management, but generally not to exceed 10 years. Vesting requirements of the option are determined by management, but are generally not less than one year from the date of grant. The exercise prices of the options are at least fair market value on the date of grant. The stockholders approved the issuance of up to 100,000 options to acquire Common Shares. During fiscal year 2000, options to purchase 60,000 shares were granted.

     In fiscal year 2000, the Company established an incentive stock option plan in conjunction with the appointment of a new President and Chief Executive Officer. The Company granted the employee options to purchase 690,071 Common Shares of the Company. Under the plan, options to purchase 230,024 shares vest on the first anniversary and are exercisable at a price of $1.00 per share, options to purchase 230,024 shares vest on the second anniversary and are exercisable at a price of $3.50 per share, and the remaining options to purchase 230,023 shares vest on the third anniversary and are exercisable at a price of $7.00 per share. All options under the plan must be exercised within five years of vesting or they will expire.

     A summary of outstanding options as of March 31, 2000 and changes during the years ended March 31, 2000, 1999 and 1998 is presented below:

                                                                Weighted       Weighted                      Weighted
                                                               Average of       Average         Stock         Average
                                                                Exercise      Grant Date       Options       Exercise
                                               Shares            Prices       Fair Value     Exercisable       Price
        Under option at April 1, 1997               --                                             --             --
            Options granted                     43,750            $1.00          $3.50
            Options exercised                  (28,459)            1.00
            Options forfeited                       --
                                             ---------

        Under option at April 1, 1998           15,291                                         15,291          $1.00
            Options granted                         --
            Options exercised                   (5,300)            1.00
            Options forfeited                     (713)            1.00
                                             ---------

        Under option at April 1, 1999            9,278                                          9,278           1.00
            Options granted                    761,071             3.57           1.24
            Options exercised                       --
            Options forfeited                   (9,278)            1.00
                                             ---------

        Under option at March 31, 2000         761,071                                         71,000           3.57

     The following table summarizes information about stock options at March 31, 2000:

                                      Options Outstanding                           Options Exercisable
                        -------------------------------------------------      -------------------------------
                                            Weighted
                                             Average         Weighted                            Weighted
           Range of         Number          Remaining        Average              Number          Average
           Exercise       Outstanding      Contractual       Exercise           Exercisable      Exercise
            Price         at 3/31/00      Life (months)       Price             at 3/31/00         Price
          $ .94 - 1.00      301,024           48.16           $ .99                71,000           $ .99
                  3.50      230,024           50.00            3.50                    --              --
                  7.00      230,023           50.00            7.00                    --              --

     The weighted average remaining contractual life of outstanding options at March 31, 2000 was 4.11 years. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend growth rate of 0%; expected volatility of 177%; risk-free interest rate of 4.87%; and expected lives of two to five years.

     Had compensation expense for the Company's plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123, the Company's net loss and loss per share for fiscal year 2000 would have been reduced to the pro forma amounts of $(1,752,809) and $(0.20), respectively. The Company's net loss would have remained unchanged for fiscal years 1999 and 1998. In fiscal year 1998, the Company recorded compensation expense of $109,375 related to options granted in August 1997, as the exercise price of the options was less than the initial share value of the Company's common stock at grant date.


19.  Subsequent Events

     On May 31, 2000, the Company issued a $50,000 promissory note at a 12% interest rate for a term of nine months to an officer to provide working capital. The note is collateralized by the Company's accounts receivable and inventory, and has terms similar to the other promissory notes described below.

     During the period of June 23 through July 5, 2000, the Company issued three promissory notes for an aggregate total of $250,000 to three outside investors to provide working capital. The terms of each of the notes are the same, including interest rates of 12% and nine-month terms. The notes are collateralized by the Company's accounts receivable and inventory.

     On July 5, 2000, the Company entered into an agreement with an accounts receivable financing firm to provide up to $250,000 of advances on customer invoices. The terms of the agreement provide for the firm to advance up to 75% of the value of assigned invoices at a floating interest rate, currently 13.5%, plus administrative fees based on the value of invoices assigned. The loans will be collateralized by the Company's trade accounts receivable, inventory and general intangibles.

     During fiscal year 2000, the Company increased the number of employees, office and manufacturing space and product development capabilities to prepare for anticipated growth in its business. This growth has been slower to develop than anticipated, due primarily to a longer development cycle for new products. Accordingly, the Company incurred an operating loss for fiscal year 2000.

     Management anticipates an increase in revenues and cash flows from operations in fiscal year 2001 which, it believes, along with borrowings available from the accounts receivable financing facility recently signed and additional short term borrowings recently obtained, will be sufficient to meet anticipated cash needs for working capital and capital expenditures for the next year. However, there can be no assurance that the Company will be able to meet its operating plans, achieve profitability, or raise additional equity financing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     Not applicable.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The following are the executive officers and directors of Tice Technology. Brief descriptions of their experience follow.

        Name                    Position
        ----                    --------
        William A. Tice         Chairman of the Board, Chief Technology Officer,
                                Executive Vice President, Director
        Charles R. West         President, Chief Executive Officer, Director (1)
        David G. Camp           Chief Financial Officer, Secretary/Treasurer
        Michael A. Atkins       Director (2)
        Billie Joe Clayton      Director
        Patrick L. Martin       Director (2)

(1) In connection with the employment of Mr. West, Mr. Tice, the holder of a majority of the issued and outstanding Common Shares and all of the Class B Common Shares, agreed to vote the number of his shares necessary to elect Mr. West a director so long as Mr. West's employment agreement remains in effect.

(2) In connection with their purchase of shares on April 30, 1999 and the private placement offering of debt and equity completed on June 25, 1999, Mr. Tice agreed to elect two designees of the initial purchasers in the private placement (Michael A. Atkins, Patrick L. Martin, and LandOak Securities L.L.C., of which Mr. Atkins and Mr. Martin are members) for so long as they, together with the initial investors under the private placement, own at least 10% of Tice Technology's outstanding common stock. In addition, if the 10% requirement is no longer met, so long as such persons own at least 5% of Tice Technology's outstanding common stock or the promissory notes sold in the private placement remain outstanding, Mr. Tice agreed to elect one of their designees a director. Mr. Atkins and Mr. Martin are the initial designees.

     William A. Tice, age 55, has been a director of Tice Technology since its incorporation in June 1996. He has served as President and currently serves as Chairman of the Board, Executive Vice President, Chief Technology Officer and a director of Tice Technology. Mr. Tice has served as President and has been a director of

Tice Engineering and Sales since 1972 when he purchased the business from his father. Mr. Tice received Associate Degrees in Accounting and Business Administration from Knoxville Business College in 1973. He has over 30 years experience in the sewing industry.

     Charles R. West, age 43, was elected President, Chief Executive Officer and a director of Tice Technology effective May 1, 1999. From August 1995 to April 1999, Mr. West was a managing partner of Venture Alliance, LLC, a venture capital firm in Knoxville, Tennessee, during which time he oversaw the launch of three out of the firm's eight start-up businesses. In each of the three, he acted as Chief Executive Officer until permanent management was located. Prior to working with Venture Alliance, LLC, from 1986 to 1995, Mr. West was President and Chief Executive Officer of MasterCraft Boat Company in Vonore, Tennessee. He was Executive Vice President and General Manager of that company from 1985 to 1986 and Vice President - Finance from 1982 to 1985. Mr. West is a certified public accountant and received a B.S. in Business Administration from The University of Tennessee in Knoxville in 1979.

     David G. Camp, age 53, was elected Chief Financial Officer and Secretary/Treasurer of Tice Technology effective January 3, 2000.
From January 1, 1999 to December 31, 1999, Mr. Camp was Chief Financial Officer of Functional Pathways of Tennessee, a health care company. From January 1, 1995 to December 31, 1998, Mr. Camp was Chief Financial Officer of Pennant Foods Corp., one of the largest Wendy's restaurant franchise groups in the world. Prior to that he held the positions of Vice President of Finance of International House of Pancakes, Inc. and Serv-a-Portion, Inc., a food processing company. Mr. Camp is a certified public accountant and received a B.S. in Business Administration from Oregon State University in 1969.

     Michael A. Atkins, age 39, was elected a director of Tice Technology in May 1999. Since March of 1983, Mr. Atkins has been employed by The Lanrick Group, Inc. in Knoxville, Tennessee where he provides financial planning and services. Mr. Atkins received a B.S. from Auburn University in Auburn, Alabama in 1982 and a Masters in Financial Planning from The College of Financial Planning in Denver, Colorado in 1994.

     Billie Joe Clayton, age 63, became a director of Tice Technology and Tice in August 1996. Mr. Clayton is currently the Chief Executive Officer of Clayton Motors, Inc. and affiliated companies and has held such position since 1961. He is also a director and Vice Chairman of the Board of Clayton Homes, Inc. and has held such positions since 1985. He is a Regional Director for First Tennessee Bank.

     Patrick L. Martin, age 47, was elected a director of Tice Technology in May 1999. Since August of 1981, Mr. Martin has been employed by The Lanrick Group, Inc. in Knoxville, Tennessee where he provides financial planning and services. Mr. Martin received a B.A. from the University of Tennessee in Knoxville in 1974 and a Masters in Financial Planning from The College of Financial Planning in Denver, Colorado in 1995.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Tice Technology's directors, officers, and persons who beneficially own more than ten percent of the Common Shares (each, a "Reporting Person") to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to the Exchange Act. Based solely upon a review of the forms and amendments thereto furnished to the Company during the fiscal year ended March 31, 2000, we believe that each Reporting Person complied with all applicable filing requirements during such fiscal year.


Item 11. Executive Compensation

     Effective on May 1, 1999, Tice Technology entered into employment agreements with William A. Tice to serve as its Chairman of the Board and Executive Vice President and Charles R. West to serve as President and Chief Executive Officer. Both agreements are for a term beginning on May 1, 1999 and ending on April 30, 2002 with automatic one-year renewal terms unless terminated on three-months notice by either party after the initial term. The agreements may be earlier terminated in the event of the death, permanent disability or, upon sixty-days notice, the gross misconduct, material dishonesty or felony conviction of the employee.

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

     In addition to the compensation described above, Mr. West received incentive stock options to purchase Common Shares in an amount that will, if fully exercised, together with shares he received in payment of a loan to the Company, bring his cumulative ownership to approximately 8% of the fully diluted outstanding Common Shares of Tice Technology. The options allow for purchases of up to 690,071 Common Shares. One-third of the options vested on the first anniversary of employment and have an exercise price of $1.00 per share, one-third will vest on the second anniversary with an exercise price of $3.50 per share and the remainder will vest on the third anniversary with an exercise price of $7.00 per share. The options will be exercisable for five years from the date they vest.

     The following table sets forth the compensation of the previous President and Chief Executive Officer, William A. Tice, for the fiscal years ended March 31, 2000, 1999, and 1998 and for Mr. West for the fiscal year ended March 31, 2000.

                           Summary Compensation Table
                           --------------------------

                                                                                                      Long Term
                                                                                                     Compensation
                                                                                                        Awards
                                                      Annual Compensation                               ------
                                                      -------------------        Other Annual         Securities
Name and                                Fiscal                                   Compensation     Underlying Options
Principal Position                        Year     Salary ($)(1)   Bonus ($)        ($)(2)            / SARs (#)
Charles R. West, President, Chief         2000        137,500         -0-           14,492             690,071
Executive Officer

William A. Tice, Executive Vice           2000        137,500         -0-           10,036               -0-
President, Chief Technology
Officer                                   1999        100,000         -0-            7,442               -0-

                                          1998        130,000         -0-           30,319               -0-

(1) The salaries listed for fiscal year 2000 are for eleven months beginning May 1, 1999. Mr. Tice did not receive a salary in April 1999 and Mr. West did not begin employment until May 1, 1999. The entire fiscal year 1999 salary for Mr. Tice was accrued and $25,000 of that salary was converted to a note payable as subordinate debt in fiscal year 1999 and $75,000 was converted to a note payable as subordinate debt in fiscal year 2000. The 1998 salary includes $25,000 of accrued payroll that was converted to a note payable as subordinate debt.

(2) Other annual compensation includes for Mr. West an automobile allowance of $11,000, health insurance premiums of $2,367 and 401(k) Plan match of $1,125 which is the same percentage of employer contribution match offered to other employees. For Mr. Tice, other annual compensation includes an automobile allowance (for fiscal year 2000, $8,000; and for fiscal years 1999 and 1988, $0.00), life insurance premiums on split dollar (for fiscal years 2000 and 1999, $0.00; and for fiscal year 1998, $15,602), regular life insurance (for fiscal year 2000, $0.00; for fiscal year 1999, $5,266; and for fiscal year 1998, $9,695), health insurance premiums (for fiscal year 2000, $911; for fiscal year 1999, $2,176; and for fiscal year 1998, $2,022), and 401(k) Plan match (for fiscal year 2000, $1,125; for fiscal year 1999, $0.00; and for fiscal year 1998, $3,000) which is the same percentage of employer contribution match offered to other employees. Tice provided Mr. Tice with the use of a 1989 Mercedes 420 SEL through July 1999 during which time he paid the expenses of operation. Mr. Tice also receives interest on certain notes reflecting funds loaned to Tice as subordinate debt. In fiscal year 2000, all such interest was accrued and added to the balance of the notes.

                      Option/SAR Grants in Last Fiscal Year
                      -------------------------------------

                                                                                                           Alternative Grant
                                                         Individual Grants                                    Date Value
                                                         ----------------                                     ----------
                               Number of       % of Total Options /
                              Securities         SARs Granted to           Exercise
                              Underlying           Employees in             or Base         Expiration        Grant Date
Name                        Options / SARs         Fiscal Year           Price ($/Sh)          Date        Present Value($)
----                        --------------         -----------           ------------          ----        ----------------
Charles R. West                230,024(1)                                    1.00             5/31/05               299,031
                               230,024(2)              98%                   3.50             5/31/06               289,830
                               230,023(3)                                    7.00             5/31/07               282,928

(1)  These options vested on May 31, 2000.

(2) These options vest on May 31, 2001 assuming that Mr. West continues to be employed by Tice Technology and certain other conditions are met.

(3) These options vest on May 31, 2002 assuming that Mr. West continues to be employed by Tice Technology and certain other conditions are met.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information with respect to ownership of issued and outstanding stock and warrants of Tice Technology by management and 5% or greater shareholders as of June 1, 2000:

-----------------------------------------------------------------------------------------------------
                                                                         Total Number of    Percent
                                                                        Securities Owned       of
    Name and Address                 Title of Class                       Beneficially      Class (1)
    ----------------                 --------------                       ------------      ---------
William A. Tice (1)               Common Shares                            5,786,025           61%
5315 Kesterbrooke Blvd            Class B Common Shares                      750,000          100%
Knoxville, TN                     Common Stock Purchase Warrants                 -0-            0%
-----------------------------------------------------------------------------------------------------
Michael A. Atkins                 Common Shares                              327,815            3%
1033 Spyglass Way                 Class B Common Shares                          -0-            0%
Knoxville, TN                     Common Stock Purchase Warrants                 -0-            0%
-----------------------------------------------------------------------------------------------------
Patrick L. Martin                 Common Shares                              326,838            3%
30 Riverdell                      Class B Common Shares                          -0-            0%
Knoxville, TN                     Common Stock Purchase Warrants                 -0-            0%
-----------------------------------------------------------------------------------------------------
Billie Joe Clayton                Common Shares                              258,900            3%
817 Laurel Hill Road              Class B Common Shares                          -0-            0%
Knoxville, TN                     Common Stock Purchase Warrants                 -0-            0%
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
                                                                         Total Number of    Percent
                                                                        Securities Owned       of
    Name and Address                 Title of Class                       Beneficially      Class (1)
    ----------------                 --------------                       ------------      ---------
Charles R. West (2)               Common Shares                              331,175            3%
3516 Navigator Place              Class B Common Shares                          -0-            0%
Knoxville, TN                     Common Stock Purchase Warrants                 -0-            0%
-----------------------------------------------------------------------------------------------------
Monogenesis Corporation           Common Shares                                8,000            *%
Drawer 88, Walker Creek Rd.       Class B Common Shares                          -0-            0%
Walker, WV 26180-9948             Common Stock Purchase Warrants             188,000           19%
-----------------------------------------------------------------------------------------------------
Directors and Officers            Common Shares                            7,030,753           74%
  As a Group (3)                  Class B Common Shares                      750,000          100%
                                  Common Stock Purchase Warrants                 -0-            0%
-----------------------------------------------------------------------------------------------------


(1) Mr. Tice is Chairman of the Board, Executive Vice President, and a director of Tice Technology. The number of Common Shares listed for Mr. Tice includes 750,000 Common Shares which he would receive if he converted his Class B Common Shares.

(2) Mr. West is President and Chief Executive Officer of Tice Technology. The number of Common Shares listed for Mr. West includes the 230,024 shares he would receive if he exercised his stock options which have vested.

(3) The number of Common Shares listed for directors and officers as a group include the 750,000 Common Shares that Mr. Tice would receive if he converted his Class B Common Shares and the 230,024 Common Shares that Mr. West would receive if he exercised his options which have vested.

Item 13. Certain Relationships and Related Transactions

     Management believes that all of the transactions listed below are at least as fair as a similar transaction with an unaffiliated third party would have been.

     During fiscal years 1996 through 1999, Mr. Tice loaned Tice money at an annual interest rate of 10%. Tice currently owes him approximately $445,000. Related to those loans, interest of $43,139 was accrued and not paid during fiscal year 2000. For fiscal years 1999 and 1998 he received interest totaling $50,929 and $21,092, respectively. Mr. Tice has agreed in the letter of intent entered into with The Lanrick Group, Inc. that Tice will not make any payments of the remaining amounts owed to him until the debt issued in the private placement is paid in full. Mr. Tice has also agreed that the debt to him will be subordinated to all other debts.

     Daisy L. Tice, Mr. Tice's mother, loaned the Company $50,000 at an interest rate of 10% per annum, renewable in ninety day increments. Interest is payable monthly.

     Mr. West loaned the Company $100,000 at an interest rate of 10% per annum and converted the principal and interest through April 30, 1999 into 101,151 Common Shares of Tice Technology at a rate of $1.00 per share. Mr. West loaned the Company an additional $50,000 on May 31, 2000 at an interest rate of 12% and a term of nine months to provide additional working capital. The loan is collateralized by accounts receivable and inventory. The terms of Mr. West's note are similar to the terms of three promissory notes in the aggregate total of $250,000 that were issued to outside investors several weeks later.

     Mr. Atkins and Mr. Martin are members and owners of The Lanrick Group, Inc. which entered into an agreement with Tice Technology under which they purchased Common Shares for $0.40 per share and became directors of Tice Technology. A related party, LandOak Securities, LLC, also purchased 100,000 Common Shares for $0.40 per share pursuant to the agreement. Under the agreement, so long as the holders of securities sold by Mr. Atkins, Mr. Martin or their representatives own on a fully diluted basis more than 10% of Tice Technology, Mr. Tice agrees to elect two of their nominees to the Board of Directors of Tice Technology. In addition, if the 10% requirement is no longer met, so long as the ownership on a fully diluted basis exceeds 5% or the promissory notes sold in the private placement closed on June 25, 1999 remain outstanding, Mr. Tice agrees to elect one of their nominees to the Board of Directors. They are also entitled to demand registration and piggyback registration rights. The Lanrick Group, Inc. sold the securities offered in the private placement for a commission of 10% of the amount sold and received $197,000 in commissions when the offering closed. Tice Technology also reimbursed The Lanrick Group, Inc. $10,000 for legal costs associated with the transactions described in the letter of intent. Tice Technology also agreed to cause Mr. West to be elected President and Chief Executive Officer of Tice Technology and enter into an employment agreement with him. Mr. Tice and Mr. West agreed that they would not receive any payouts from Tice Technology except the compensation approved by the Board of Directors.

     Mr. Clayton loaned Tice funds at an interest rate of 9.5% per annum and converted the principal and interest through April 30, 1999 into 217,000 Common Shares of Tice Technology at a rate of $0.90 per Common Share.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)(1) Financial Statements (See Item 8)

          (i)   Reports of Independent Accountants
          (ii)  Consolidated Balance Sheets - March 31, 2000 and 1999
          (iii) Consolidated Statements of Operations - For the years ended March 31, 2000, 1999 and 1998.
          (iv) Consolidated Statements of Changes in Stockholders' Deficit -For the years ended March 31, 2000, 1999 and 1998
          (v) Consolidated Statements of Cash Flow - For the years ended March 31, 2000, 1999 and 1998
          (iv)  Notes to Financial Statements

     (2)  None

     (3)  Exhibits Index

----------------------------------------------------------------------------------------------------------------
                                                                                         Exhibit           Page
                                                                                      Table Number        Number
                                                                                      ------------        ------
I.       Articles of Incorporation and Bylaws                                               3
         (i)      Certificate of Incorporation of Tice Technology, Inc.                                      +
         (ii)     Bylaws of Tice Technology, Inc.                                                            +
II.      Instruments Defining the Rights of Security Holders                                4
         (i)      Common Stock Purchase Warrant Agreement Between Tice                                       x
                  Technology, Inc. and Warrant Agent
         (ii)     Amendment to Common Stock Purchase Warrant Agreement between                               o
                  Tice Technology, Inc. and Warrant Agent
         (iii)    Form of Promissory Note Issued in Connection with Private                                  #
                  Placement Closed on June 25, 1999
         (iv)     Warrant Agreement relating to Rights to Purchase up to 100,000                             #
                  Common Shares of Tice Technology, Inc. Received by Holders of
                  the Promissory Notes
         (v)      Security Agreement Pledging Patents as Security for Promissory                             #
                  Notes
         (vi)     Registration Rights Agreement Giving Purchasers under the                                  #
                  Private Placement Closed on June 25, 1999 Certain Demand and
                  Piggyback Registration Rights


----------------------------------------------------------------------------------------------------------------
                                                                                         Exhibit           Page
                                                                                      Table Number        Number
                                                                                      ------------        ------
         (vii)    Option Agreement Relating to Option to Purchase Up to 50,000                               #
                  Common Shares of Tice Technology, Inc. Granted to Finder
III.     Material Contracts                                                                10
         (i)      Employment Agreement Between William A. Tice and Tice                                      #
                  Technology, Inc.
         (ii)     Employment Agreement Between Charles R. West and Tice                                      #
                  Technology, Inc.
         (iii)    Incentive Stock Option Plan and Agreement between Charles R.                               #
                  West and Tice Technology, Inc.
         (iv)     Warehouse Sublease Agreement Between the Innovo Group, Inc.                                o
                  and Tice Engineering & Sales, Inc.
IV.      Subsidiaries of the Registrant                                                    21                *
V.       Financial Data Schedule                                                           27               58
----------------------------------------------------------------------------------------------------------------


* Included in original filing of Registration Statement by Tice Technology, Inc. effective on August 1, 1997 and incorporated by reference herein.
+ Included in Pre-Effective Amendment No. 1 to the Registration Statement and incorporated by reference herein.
x Included in Pre-Effective Amendment No. 2 to the Registration Statement and incorporated by reference herein.
# Included in Form 10-K of Tice Technology, Inc. for the period ended March 31, 1999.
o Included in Form 10-Q of Tice Technology, Inc. for the period ended December 31, 1999.

     (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended on March 31, 2000.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tice Technology, Inc.


By: /s/ Charles R. West                                         on July 12, 2000
    ----------------------------------------------------------
    Charles R. West, President, Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ William A. Tice                                             on July 12, 2000
---------------------------------------------------------------
William A. Tice, Chairman of the Board, Director


/s/ Charles W. West                                             on July 12, 2000
---------------------------------------------------------------
Charles R. West, President, Chief Executive Officer, Director


/s/ David G. Camp                                               on July 12, 2000
---------------------------------------------------------------
David G. Camp, Chief Financial Officer


/s/ Michael A. Atkins                                           on July 12, 2000
---------------------------------------------------------------
Michael A. Atkins, Director


/s/ Patrick L. Martin                                           on July 12, 2000
---------------------------------------------------------------
Patrick L. Martin, Director