Form 10-Q
period 2000-06-30
TICE TECHNOLOGY INC
filed 2000-08-11
CIK 1020676

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                        Commission File Number 333-11591



                              Tice Technology, Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                           62-1647888
      (State of incorporation)                  (IRS Employer
                                           Identification Number)

                                   ----------

                           1808-B North Cherry Street
                           Knoxville, Tennessee 37917
                     (Address of principal executive office)

                                 (865) 524-1070
              (Registrant's telephone number, including area code)


                                   ----------


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

         The number of shares outstanding of each of the registrants' classes of common stock on August 1, 2000 was 8,512,615 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                                                            Page
                                                                            ----

Condensed Consolidated Balance Sheets -- As of June 30, 2000                 2
         and March 31, 2000

Condensed Consolidated Statements of Operations -- For the Three Months      4
         Ended June 30, 2000 and 1999

Condensed Consolidated Statements of Cash Flows -- For the Three Months      5
         Ended June 30, 2000 and 1999

Notes to Condensed Consolidated Financial Statements                         6

                      Tice Technology, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets
                      -------------------------------------

                                                                   June 30,         March 31,
                                                                     2000            2000 (1)
                                                                  -----------      -----------
                                                                          (unaudited)
Assets

Cash and cash equivalents                                         $    80,492      $   218,828
Accounts receivable, net                                              162,749           79,295
Prepaid expenses                                                       11,191            7,035
Inventory, net                                                        626,425          591,314
                                                                  -----------      -----------

       Total current assets                                           880,857          896,472

Property and equipment:
   Leasehold improvements                                               8,523            8,523
   Furniture, fixtures and equipment                                  654,216          653,753
   Vehicles                                                            42,043           42,043
                                                                  -----------      -----------

       Total property and equipment                                   704,782          704,319

       Less accumulated depreciation                                 (533,619)        (524,451)
                                                                  -----------      -----------

       Property and equipment, net                                    171,163          179,868

Patents, net                                                          204,325          203,857
Debt issuance costs, net                                               32,662           35,384
Other assets                                                           22,610           14,830
                                                                  -----------      -----------

       Total assets                                               $ 1,311,617      $ 1,330,411
                                                                  ===========      ===========


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements


(1) The March 31, 2000 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

                      Tice Technology, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets

                                                                   June 30,         March 31,
                                                                     2000            2000 (1)
                                                                  -----------      -----------
                                                                          (unaudited)
Liabilities and Stockholders' Deficit

Notes payable and current maturities of long-term debt            $   211,299      $    10,965
Accounts payable                                                       89,675           32,997
Accrued interest                                                        2,192           76,389
Other accrued liabilities                                             196,726           93,447
Notes payable to related parties, current portion                     100,000           50,000
                                                                  -----------      -----------

       Total current liabilities                                      599,892          263,798

Notes payable to related parties, long-term portion                   456,722          445,612
Notes payable, long-term portion, net of $66,787 discount             961,619          961,181
                                                                  -----------      -----------

       Total liabilities                                            2,018,233        1,670,591
                                                                  -----------      -----------

Stockholders' deficit:

Capital stock, no par value; 2,000 shares authorized;                  13,493           13,493
   750 shares issued and outstanding at June 30,
   and March 31, 2000
Common Shares, par value $0.01; 30,000,000 shares authorized;          85,126           85,126
   8,512,615 shares issued and outstanding at June 30,
   and March 31, 2000
Class B Common Shares, convertible, par value $0.01;                    7,500            7,500
   5,000,000 shares authorized; 750,000 shares issued and
   outstanding at June 30, and March 31, 2000
Class D Common Shares, convertible, par value $0.01;                     --               --
   600,000 shares authorized; none issued or outstanding
Preferred Shares, par value $0.01; 10,000,000 shares                     --               --
   authorized; none issued or outstanding
Additional paid in capital                                          3,221,340        3,221,340
Accumulated deficit                                                (4,034,075)      (3,667,639)
                                                                  -----------      -----------

       Total stockholders' deficit                                   (706,616)        (340,180)
                                                                  -----------      -----------

              Total liabilities and stockholders' deficit         $ 1,311,617      $ 1,330,411
                                                                  ===========      ===========


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

(1) The March 31, 2000 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

                      Tice Technology, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations
                 -----------------------------------------------

                                                     For the three months
                                                       ended June 30,
                                                     2000           1999
                                                   ---------      ---------
                                                         (unaudited)
Operating revenues:
   Sales and service                               $ 110,655      $ 103,478
   Royalties                                          60,000         26,990
                                                   ---------      ---------
       Total operating revenues                      170,655        130,468

Operating expenses:
   Cost of revenues                                  152,268        118,712
   Research and development                          117,189         24,760
   Selling, general and administrative               219,061        152,242
                                                   ---------      ---------

       Total operating expenses                      488,518        295,714
                                                   ---------      ---------

Operating loss                                      (317,863)      (165,246)

Other income (expense):
   Interest expense - related parties                (12,860)       (14,943)
   Interest income (expense)                         (31,970)           652
   Other income                                        2,257          5,971
                                                   ---------      ---------

       Total other expense, net                      (42,573)        (8,320)
                                                   ---------      ---------

Loss before income taxes                            (360,436)      (173,566)
Provision for income taxes                             6,000          2,699
                                                   ---------      ---------

Net loss                                           $(366,436)     $(176,265)
                                                   =========      =========

Loss per share (Note 4)
   Basic and diluted                               $   (0.04)     $   (0.02)
                                                   =========      =========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                      Tice Technology, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------

                                                                  For the three months
                                                                      ended June 30,
                                                                 2000             1999
                                                              -----------      -----------
                                                                       (unaudited)
Net cash flows from operating activities:
   Net loss                                                   $  (366,436)     $  (176,265)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation and amortization                               18,221            3,423
       Increase in cash surrender value of life insurance          (1,730)            --
       Provision for doubtful accounts receivable                   3,000             --
       Increase in inventory reserve                                6,000             --
   Changes in operating assets and liabilities:
       Receivables                                                (86,454)         (28,285)
       Prepaid expenses                                            (4,156)          (7,792)
       Inventory                                                  (41,111)         (25,277)
       Accounts payable and accrued liabilities                    96,870         (152,471)
                                                              -----------      -----------

   Net cash used by operating activities                         (375,796)        (386,667)
                                                              -----------      -----------

Cash flows from investing activities:
   Purchases of property and equipment                               (463)            --
   Additions to patents                                            (2,076)         (11,307)
   Additions to other assets                                       (6,050)            --
                                                              -----------      -----------

   Net cash used by investing activities                           (8,589)         (11,307)
                                                              -----------      -----------

Cash flows from financing activities:
   Proceeds from notes payable to related parties                  50,000             --
   Proceeds from notes payable and long-term debt                 200,000        1,000,000
   Principal payments on notes payable to related parties            --           (149,282)
   Principal payments on notes payable and long-term debt          (3,951)         (13,231)
   Net proceeds from issuance of stock and stock warrants            --          1,033,248
                                                              -----------      -----------

   Net cash provided by financing activities                      246,049        1,870,735
                                                              -----------      -----------

   Net (decrease) increase in cash and cash equivalents          (138,336)       1,472,761

Cash and cash equivalents, beginning of period                    218,828           24,155
                                                              -----------      -----------

Cash and cash equivalents, end of period                      $    80,492      $ 1,496,916
                                                              ===========      ===========

Noncash investing and financing activities:
   During the three months ended June 30, 1999, the Company converted $86,183 of accrued salaries and interest into notes payable to related parties, and $291,425 of notes payable and $5,026 of accrued interest into common stock. The Company recorded an $85,000 discount associated with the issuance of warrants in conjunction with the $1,000,000 of long-term notes payable. This discount was reflected in additional paid-in-capital.

   During the three months ended June 30, 2000, the Company converted $11,110 of interest into notes payable to related parties.

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

         These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as of and for the year ended March 31, 2000.

         The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of June 30, 2000 and the results of its operations and its cash flows for the three-month periods ended June 30, 2000 and 1999. All such adjustments are of a normal recurring nature.

2.       Results of Operations

         The results of operations for the three-month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the respective full years.

3.       Inventory

         Inventory consists of the following:

                                          June 30,        March 31,
                                           2000             2000
                                         ---------        ---------

             Raw Materials               $ 261,483        $246,970
             Work In Process               267,690         226,346
             Finished Goods                163,252         177,998
                                         ---------        --------
                                           692,425         651,314
             Reserve for Obsolescence      (66,000)        (60,000)
                                         ---------        --------

             Inventory                   $ 626,425        $591,314
                                         =========        ========

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

                                                   Three Months
                                                  Ending June 30,
                                              2000                1999
                                           ----------          ----------
         Loss:
         Basic and diluted:
           Loss available to
            common stockholders            $ (366,436)         $ (176,265)


          Shares:
          Basic and diluted:
             Weighted average common
              shares outstanding            9,262,615           7,536,650

5.       Effect of New Accounting Pronouncements

         In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities and in July 1999 issued SFAS 137 which deferred the effective date of SFAS 133, as it pertains to the Company, to July 1, 2000. This statement has not had a material impact on the Company.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, or SAB 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. It is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. This statement has not had a material impact on the Company.

         In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44") which clarifies the application of Accounting Principles Board Opinion 25 for certain transactions. The interpretation addresses many issues related to granting or modifying stock options including changes in accounting for modifications of awards

         (increased life, reduction of exercise price, etc.). It is effective July 1, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The effects of applying the interpretation are to be recognized on a prospective basis from July 1, 2000. FIN 44 has not had a material impact on the Company.

6.       Notes Payable and Long-Term Debt

         On May 31, 2000, the Company issued a $50,000 promissory note at a 12% interest rate due April 5, 2001 to an officer to provide working capital. The note is collateralized by the Company's accounts receivable and inventory, and has terms similar to the other promissory notes described below.

         During the period of June 23 through July 5, 2000, the Company issued three promissory notes for an aggregate total of $250,000 to three outside investors to provide working capital. The terms of each of the notes are the same, including interest rates of 12% and due dates of April 5, 2001. The notes are collateralized by the Company's accounts receivable and inventory.

7.       Accounts Receivable Financing Facility

         On July 5, 2000, the Company entered into an agreement with an accounts receivable financing firm to provide up to $250,000 of advances on customer invoices. The terms of the agreement provide for the lender to advance up to 75% of the value of assigned invoices at a floating interest rate, currently 13.5%, plus administrative fees based on the value of the invoices assigned. These advances will be collateralized by the Company's trade accounts receivable, inventory and general intangibles.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview
--------

         The following analysis of the financial condition and results of operations of Tice Technology, Inc. ("TTI") and its subsidiary, Tice Engineering and Sales, Inc. ("TES"), collectively referred to as the "Company," should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and the audited financial statements and notes thereto for the year ended March 31, 2000.

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

Results of Operations
---------------------

         The Company's revenues historically have been generated primarily from the sales of its products and services, with service revenues representing less than 1% of such revenues. Since TES obtained a patent on its Electronic Gearing Technology in 1995 and in 1997 began licensing the non-exclusive rights to manufacture equipment using the technology to other manufacturers, TES has been receiving license fees and royalties. The accompanying financial statements reflect the recording of revenues due from royalties on two categories of machines sold by the licensee during the period. Management expects that, during the next two years, license fee revenue, though expected to increase, will be a smaller portion of total revenues for the Company. The principal reason for the expected growth in this area is the anticipation of additional earnings under the license agreement currently in place with Brother Industries, Ltd. of Nagoya, Japan as well as expected additional license agreements with other manufacturers to be explored in the future.

         The Company's product sales and service revenues have previously been largely attributable to sales to several customers. One customer represented 34% of product sales revenue in the first three months of fiscal year 2001, whereas the same customer represented 55% of product sales revenue in the first three months of fiscal year 2000. There are no gains or losses included in operations related to foreign currency exchanges due to the terms of international sales that require payment in U.S. currency. Domestic sales accounted for 97% of product sales during the first three months of fiscal year 2001, but international sales are expected to increase as additional distributors have been signed to pursue sales internationally. Sales to the other primary customers are expected to remain low during the current quarter pending delivery of the Company's new products later in the year.

         The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in the Company's unaudited condensed consolidated statements of operations.

                                              Percentage of Total Revenues
                                                 For the Three Months
                                                    Ended June 30,
                                                  2000          1999
                                                ---------    ---------
Operating revenues:
   Sales and service                                64.8%       79.3%
   Royalties                                        35.2%       20.7%
                                                 -------     -------

       Total operating revenues                    100.0%      100.0%

Operating expenses:
   Cost of revenues                                 89.2%       91.0%
   Research and development                         68.7%       19.0%
   Selling, general and administrative             128.4%      116.7%
                                                 -------     -------

       Total operating expenses                    286.3%      226.7%
                                                 -------     -------
Operating loss                                    (186.3%)    (126.7%)

Other expense:
   Interest expense - related parties               (7.5%)     (11.5%)
   Interest income (expense)                       (18.7%)       0.5%
   Other income                                      1.3%        4.7%
                                                 -------     -------

       Total other expense                         (24.9%)      (6.3%)
                                                 -------     -------

Loss before income taxes                          (211.2%)    (133.0%)
Provision for income taxes                           3.5%        2.1%
                                                 -------     -------

Net loss                                          (214.7%)    (135.1%)
                                                 =======     =======

Three Months Ended June 30, 2000 and June 30, 1999
--------------------------------------------------

         Total Operating Revenues. Total operating revenues for the three months ended June 30, 2000 increased by 31% to $170,655 from $130,468 in the same period of the previous year. This increase was the result of a 7% increase in sales and service revenue to $110,655 in the first quarter of fiscal year 2001 from $103,478 in the same period of the previous fiscal year primarily due to increased sales of the Company's traditional product lines. In addition, royalty income increased 122% to $60,000 in the first quarter of fiscal year 2001 from $26,990 in the same period of the previous fiscal year. This increase is due to improving sales by the Company's licensee of products using the Company's patented Electronic Gearing Technology.

         Sales of the Company's traditional products remain depressed from historical levels due to increased competition from other manufacturers and reduced marketing and development efforts by the Company related to the traditional product lines. Sales of label loaders/folders and needle positioners accounted for 35% and 10%, respectively, of the Company's sales and service revenues during the first quarter of fiscal year 2001, compared to 45% and 5% during the same period of the previous year. No other products accounted for more than 10% of the Company's sales and service revenues. The Company has focused its efforts on the development and market introduction of new products utilizing Electronic Gearing Technology, primarily the FS-2000. The Company anticipates increasing revenues as a result of new products utilizing Electronic Gearing Technology during fiscal year 2001.

         Cost of Revenues. Cost of revenues increased by 28% for the three months ended June 30, 2000 to $152,268 from $118,712 during the same period of the previous fiscal year. This increase is primarily the result of increased salaries and overhead associated with anticipated increases in levels of production. The Company anticipates increased production levels of products utilizing Electronic Gearing Technology during fiscal year 2001.

         Research and Development. Research and development costs increased 373% to $117,189 in the three months ended June 30, 2000 from $24,760 during the same period of the previous fiscal year. This increase is the result of increased salaries, increased travel expenses and increased allocation of costs associated with the Company's efforts to complete development of the FS-2000 and CS-2000, products utilizing Electronic Gearing Technology. Once these products are completed, the level of cost and effort for research and development is anticipated to somewhat decrease.

         Selling, General and Administrative. Selling, general and administrative expenses increased 44% during the first quarter of fiscal year 2001 to $219,061 from $152,242 during the same period of the previous fiscal year. This increase is primarily the result of higher salary and benefit costs, increased travel expenses and increased investor relations costs.

         Operating Loss. The Company's operating loss for the first quarter of fiscal year 2001 increased by 92% to $317,863 from $165,246 from the same period of the previous year. The increased loss is mainly attributable to increased costs of revenues, research and development costs and selling, general and administrative expenses offset somewhat by increased operating revenues.

         Interest Income (Expense) and Interest Expense-Related Parties. Interest expense, net of interest income, increased by $32,622 during the three months ended June 30, 2000 from the same period the previous year, primarily as a the result of the issuance of $1,000,000 of long-term notes payable by the Company in conjunction with a private placement during the first quarter of fiscal year 2000. Interest expense-related parties decreased by $2,083 due to the conversion of certain notes payable-related parties to equity and the retirement of a portion of the notes payable-related parties, both occurring during the past fiscal year as a part of the Company's private placement.

         Net Loss. The Company's net loss increased to a net loss of $366,436 during the three months ended June 30, 2000 from a net loss of $176,265 during the same period of the previous year due to an increased operating loss and increased other expenses, mainly interest expense.

Liquidity and Capital Resources
-------------------------------

         Since its inception, the Company has financed its operations through a combination of cash flows from operations, bank borrowings, borrowings from individuals and sale of stock. The Company's capital requirements have arisen primarily in connection with purchases of fixed and intangible assets and significant expenditures for research and development and marketing new technology. These expenditures increased during the past fiscal year, and are expected to increase in fiscal 2001 and beyond. See "Future Operations."

         Net cash used by operating activities was $375,796 during the first quarter of fiscal year 2001 and $386,667 during the same period of the previous fiscal year. The primary uses of cash from operating activities during the three months ended June 30, 2000 were the net loss of $366,436, increased receivables of $86,454 and increased inventory of $41,111 offset somewhat by increased accounts payable and accrued liabilities of $96,870 as well as other increases and decreases in working capital items and non-cash items. The primary uses of cash during the three months ended June 30, 1999 were the net loss of $176,265, the reduction of accounts payable and accrued liabilities of $152,471, increased receivables of $28,285 and increased inventory of $25,277.

         Net cash used by investing activities was $8,589 during the first quarter of fiscal year 2001 and $11,307 during the same period of the previous fiscal year. The primary use of cash by investing activities during the three months ended June 30, 2000 was the increase of other assets of $6,050 and the addition of $2,076 of patent costs. The use of cash by investing activities during the three months ended June 30, 1999 was the addition of $11,307 of patent costs. Capital expenditures for the three months ending June 30, 2000 and June 30, 1999 were $463 and $0, respectively.

         Net cash provided by financing activities was $246,049 during the first quarter of fiscal year 2001 and $1,870,735 during the same period of the previous fiscal year. The primary sources of cash provided by financing activities during the three months ended June 30, 2000 were proceeds from the issuance of notes payable ($200,000) and notes payable-related parties ($50,000). The primary sources of cash provided by financing activities during the three months ended June 30, 1999 were the proceeds from the issuance of $1,000,000 of long-term notes payable and $1,033,248 of stock and stock warrants, offset somewhat by the principal payments on notes payable and notes payable-related parties.

         The Company's principal commitments at June 30, 2000 consisted primarily of notes payable to related parties, other notes payable, accounts payable and other accrued liabilities. Other notes payable, including both the short-term and long-term portions, were $1,172,918, net of $66,787 of debt discount. Of the other notes payable, $1,000,000 in principal have a maturity of June 2003. Total notes payable-related parties, including both the short-term and long-term portions, were $556,722, of which $456,722 is subordinated to other notes payable and cannot be repaid until such other notes payable have been paid in full. The Company has used a portion of the proceeds of these notes to provide working capital for operations and for the continuing development of the Electronic Gearing Technology as well as to fund the costs of license and royalty agreement negotiations, registration of securities of the Company and ongoing regulatory compliance. Accounts payable and other accrued liabilities were $286,401 as of June 30, 2000.

         During fiscal year 2000, the Company entered into an agreement with investors to provide $280,000 of additional capital through the issuance of 700,000 restricted Common Shares which was completed on April 30, 1999. Additionally, the Company completed a private placement to secure an additional $2,050,000 to be used primarily for working capital, capital expenditures, patent work, retirement of certain notes payables to a shareholder, payment of existing accounts payable and payment of costs associated with the offering. Upon the successful completion of the offering on June 25, 1999, the Company issued 1,500,000 restricted Common Shares for $0.70 per share and $1,000,000 in promissory notes. The notes included warrants to purchase 100,000 restricted Common Shares at $0.50 per share for 48 months. The notes bear interest at 10% per annum with interest accruing during the first year, payable June 25, 2000 and quarterly thereafter. The notes may be prepaid without penalty and are collateralized by the patents on the Electronic Gearing Technology.

         In connection with the offering, the placement agent received a commission of 10% on the proceeds of the sale of the notes and the shares. The finder received a fee of 3% of the funds raised (including the initial $280,000) and options to purchase 50,000 restricted Common Shares at $1.00 per share for five years.

         As part of this agreement, two related party note holders agreed to convert their existing notes payable and interest thereon totaling $296,451 into 318,151 Common Shares of the Company. In addition, except for a $125,000 payment from the proceeds of the offering, the Company's majority stockholder agreed to subordinate all amounts due him to the $1,000,000 in new notes payable. Management believes that the funds from the private placements will allow the Company to complete and market new products utilizing the Electronic Gearing Technology as well as hire additional personnel to sell and support both the existing products and future products. Finally, the Company reached an agreement with a regional bank to provide the Company with a $1,000,000 revolving line of credit for additional working capital resources to be collateralized by the Company's accounts receivable, inventory and certain fixed assets. Utilization of the line of credit is contingent on meeting certain covenants. As of June 30, 2000, the Company had no amounts outstanding under the line of credit and was not in compliance with the restrictive covenants.

         In June 2000, the Company issued two promissory notes for an aggregate total of $200,000 to two outside investors and a $50,000 promissory note to an officer to provide working capital. The terms of each of the notes are the same, including interest rates of 12% and due dates of April 5, 2001. The notes are collateralized by the Company's accounts receivable and inventory. In July, 2000, the

Company issued a promissory note for an additional $50,000 to provide working capital, under the same terms as above. In addition, the Company is attempting to raise up to $350,000 of additional equity through a private placement of stock.

         In July 2000, the Company entered into an agreement with an accounts receivable financing firm. The terms of this agreement call for the lender to advance 75% of the face value of the Company's invoices for a maximum loan balance of $250,000. The $250,000 limit may be increased at the Company's request with the consent of the lender. The Company will pay a variable market rate of interest plus additional administrative fees based on the value of the invoice. The interest rate on June 30, 2000 was 13.5%.

         During fiscal year 2000, the Company increased the number of employees, office and manufacturing space and product development capabilities to prepare for anticipated growth in its business. This growth has been slower to develop than anticipated, due primarily to a longer development cycle for new products. Accordingly, the Company incurred an operating loss for the first quarter of fiscal year 2001.

         Management anticipates an increase in revenues and cash flows from operations later in fiscal year 2001 which, it believes, along with borrowings available from the accounts receivable financing facility recently signed and additional short term borrowings recently obtained, will be sufficient to meet anticipated cash needs for working capital and capital expenditures for the next year. However, there can be no assurance that the Company will be able to meet its operating plans, achieve profitability, or raise additional equity financing.

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

Future Operations
-----------------

         Since the Company completed its private placement during last fiscal year and agreements both with an accounts receivable financing firm for additional working capital and additional working capital through the issuance of new notes payable, management believes its customers and potential customers are anticipating the introduction of new products into the market place. These new products, if successfully developed, will include the Company's Electronic Gearing Technology in sewing applications. Management believes that, although its traditional products will continue to generate sales revenue and that TES will continue to solve other problems for customers as they arise in their manufacturing processes, the majority of future revenues are dependent on anticipated new product introductions. Management previously reduced overhead in all areas in order to lower operating expenses until the Company completed its financing and until production begins on the FS-2000 Felling Machines which uses the Electric Gearing Technology. Since then overhead has increased in anticipation of production and development demands related to the Felling Machine.

         Recent upgrades to existing equipment which uses traditional technology are expected to keep the traditional product line competitive as the Company continually works on developing products that its competitors have not attempted or have failed to develop. Management believes that these products and upgrades can be completed with the existing research and development staff. In addition, there is a great demand for products incorporating the Electronic Gearing Technology. In addition to the FS-2000 Felling Machine and the CS-2000 Chain Stitch Machine described below, the Company is in various stages of design and development of machines using the Electronic Gearing Technology including a three-dimensional stitching machine for automotive air bags, a multi-head buttonhole machine, a multi-head button sewing machine, a single needle plain sewer and a keyhole buttonhole machine. Research and development of these items has been halted but is expected to resume as soon as production begins on the FS-2000 Felling Machine and CS-2000 Chain Stitch Machine.

         To provide for growth opportunities, the Company entered into two distribution agreements for the FS-2000 Felling Machine. One, a worldwide distribution agreement, gives the Company access to international markets that it currently does not have the expertise in which to expand. The second gives the Company access to the Canadian market through an established sales channel. The Company will continue to sell directly to domestic customers.

         The Company anticipates that income from license fees and royalty revenues will increase over the next several years as its existing licensee increases the sales of currently licensed products and introduces new electronically geared equipment to the market, and as additional manufacturers license the technology.

         To provide for continued growth, the Company leased a manufacturing facility that will provide sufficient space for the Company's needs. The Company relocated to the new facility in

December 1999. Management believes that the new facility, with approximately 44,000 square feet, can accommodate its planned production and administrative needs well into the future.

         As of June 30, 2000, the Company had backlog orders it believes to be firm totaling approximately $334,000 of which approximately $120,000 is for equipment that is part of the Company's standard product line and is expected to be completed by September 30, 2000. The backlog also reflects orders of approximately $214,000 for eleven FS-2000 Felling Machines. Delivery of the FS-2000 is expected to begin in the second quarter of fiscal year 2001 as a result of continuing product development efforts. In addition, the Company has received requests from in excess of 75 different manufacturers for FS-2000 trial units and information about the FS-2000. The Company also has indications of interest for additional orders totaling approximately $1,200,000 relating to products, other than the Felling Machine, using the Electronic Gearing Technology and $490,000 for new products currently being developed using traditional technology. One such product, the CS-2000 Chain Stitch Machine, is a modified version of the FS-2000 to be used for more continuous-run sewing. This model is in development and the Company has received indications of interest from multiple customers for this machine. There is no assurance that these indications of interest will become firm orders.

         The Company believes that future results of operations will be influenced by a number of factors including general economic conditions, dependence on key customers and market acceptance of new technology. Because of these factors, as well as other factors, historical results should not be relied on as an indicator of future performance.

Factors Relating To Forward-Looking Statements
----------------------------------------------

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

         o the potential failure by the Company to successfully negotiate additional licensing agreements;

         o the continued dependence on a small number of significant customers for substantially all of the Company's revenue and the potential loss of one or more of the Company's principal customers;

         o the shortage of qualified and competent software engineers and the risk that the Company will be unable to retain its key employees and managers, especially in the event the Company loses one or more of its principal customers;

         o the dependence on the apparel industry and the potential failure to diversify the Company's product and service offerings and to expand its markets into other industries;

         o the unanticipated expense of new product development, the potential failure by the Company to complete new products under development and others started in the future successfully or on a timely, cost effective basis, and the failure of any such products to achieve substantial market acceptance;

         o the dependence on patents and ability to protect proprietary products, the potential that existing patents held by TES or future patents obtained by TES will not be enforceable and that TES's products will not infringe on patents owned by others, or the risk that competitors will develop similar or functionally similar products; and

         o the potential adverse effect of competition, the potential failure by the Company to provide competitive timely designs of cost-effective solutions and products to manufacturers, and the potential adverse effect of technological change with which the Company is unable to keep pace.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.


         On April 15, 2000, the Company issued options to purchase up to 20,000 Common Shares to its investor relations firm as compensation for services performed. The options have a three year exercise period and an exercise price of $0.50 per share.

         The Company's line of credit with First Tennessee Bank prohibits the Company from declaring or paying dividends without the prior approval of the bank.

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

           (i)     Certificate of Incorporation of Tice Technology, Inc.                   (i)             +/-

           (ii)    Bylaws of Tice Technology, Inc.                                         (ii)            +/-

      II.  Instruments Defining Rights of Security Holders                                  4

           (i)     Common Stock Purchase Warrant Agreement Between Tice                                      X
                   Technology, Inc. and Warrant Agent.

           (ii)    Amendment to Common Stock Purchase Warrant Agreement between                              #
                   Tice Technology, Inc. and Warrant Agent.

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

           (v)     Security Agreement Pledging Patents as Security for                                       #
                   Promissory Notes


                                                                                         Exhibit            Page
                                                                                       Table Number        Number
                                                                                       ------------        ------
           (vi)    Registration Rights Agreement Giving Purchasers under the                                 #
                   Private Placement Closed on June 25, 1999 Certain Demand and
                   Piggyback Registration Rights

           (vii)   Option Agreement Relating to Option to Purchase Up to 50,000                              #
                   Common Shares of Tice Technology, Inc. Granted to Finder.

           (viii)  Incentive Stock Option Plan and Agreement Between Charles R.                              #
                   West and Tice Technology, Inc.


      IV.  Financial Data Schedule                                                           27               22

+/- Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Tice Technology, Inc. which became effective August 1, 1997.

x Previously filed as an exhibit to Pre-Effective Amendment No. 2 to the above described Registration Statement.

#     Previously filed as an exhibit to Form 10-K for the year ended March
      31, 2000.

(b) The Company did not file any reports on Form 8-K during the first quarter of fiscal 2001.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Tice Technology, Inc.

                                    By:   /s/ Charles R. West
                                          --------------------------------------
                                          Charles R. West, President and
                                          Chief Executive Officer

                                    Date: August 9, 2000


                                    By:   /s/ David G. Camp
                                          --------------------------------------
                                          David G. Camp, Chief Financial Officer

                                    Date: August 9, 2000