Form 10-Q
period 2000-09-30
TICE TECHNOLOGY INC
filed 2000-11-13
CIK 1020676

                                   FORM 10-Q


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                       Commission File Number 333-11591



                             Tice Technology, Inc.
            (Exact name of registrant as specified in its charter)

                  Delaware                           62-1647888
          (State of incorporation)                 (IRS Employer
                                               Identification Number)

                       _______________________________________

                          1808-B North Cherry Street
                          Knoxville, Tennessee 37917
                    (Address of principal executive office)

                                (865) 524-1070
             (Registrant's telephone number, including area code)


                       _______________________________________


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

     The number of shares outstanding of each of the registrants' classes of common stock on November 1, 2000 was 8,548,329 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

                                 PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.



                                                                           Page
                                                                           ----

Condensed Consolidated Balance Sheets -- As of September 30, 2000             2
 and March 31, 2000

Condensed Consolidated Statements of Operations -- For the Three Months       4
 and the Six Months Ended September 30, 2000 and 1999

Condensed Consolidated Statements of Cash Flows -- For the Six Months         5
 Ended September 30, 2000 and 1999

Notes to Condensed Consolidated Financial Statements                          6

                     Tice Technology, Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets
                     -------------------------------------

                                      September 30,     March 31,
                                          2000            2000(1)
                                      -------------     ---------
                                                (unaudited)

               Assets

Cash and cash equivalents                    $   5,987      $ 218,828
Accounts receivable, less allowance
 for doubtful accounts of $21,000
 and $15,000 at September 30, 2000
 and March 31, 2000, respectively               74,134         79,295
Prepaid expenses and other assets               25,996          7,235
Inventory, net                                 609,692        591,314
                                           -----------     ----------

   Total current assets                        715,809        896,672

Property and equipment:
 Leasehold improvements                          8,523          8,523
 Furniture, fixtures and equipment             654,216        653,753
 Vehicles                                       42,043         42,043
                                           -----------     ----------

   Total property and equipment                704,782        704,319

   Less accumulated depreciation              (542,787)      (524,451)
                                           -----------     ----------

   Property and equipment, net                 161,995        179,868

Patents, net                                   203,038        203,857
Debt issuance costs, net                        29,941         35,384
Other assets                                    18,090         14,630
                                           -----------     ----------

   Total assets                             $1,128,873     $1,330,411
                                           ===========     ==========


     See accompanying Notes to Unaudited Condensed Consolidated Financial Statements


(1) The March 31, 2000 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

                     Tice Technology, Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets
                     -------------------------------------


                                                               September 30,         March 31,
                                                                   2000                2000(1)
                                                              --------------      --------------
                                                                          (unaudited)
Liabilities and Stockholders' Deficit

Notes payable and current maturities of long-term debt          $   278,671          $    10,965
Accounts payable                                                    127,847               32,997
Accrued interest                                                     18,253               76,389
Other accrued liabilities                                           243,925               93,447
Notes payable to related parties, current portion                   100,000               50,000
                                                                -----------          -----------

  Total current liabilities                                         768,696              263,798

Notes payable to related parties, long-term portion                 468,234              445,612
Notes payable, long-term portion, net of $61,946 discount           963,440              961,181
                                                                -----------          -----------

  Total liabilities                                               2,200,370            1,670,591
                                                                -----------          -----------

Stockholders' deficit:

Capital stock, no par value; 2,000 shares authorized;                13,493               13,493
 750 shares issued and outstanding at September 30,
 and March 31, 2000
Common Shares, par value $.01; 30,000,000 shares authorized;         85,483               85,126
 8,548,329 and 8,512,615 shares issued and outstanding
 at September 30, and March 31, 2000, respectively
Class B Common Shares, convertible, par value $.01;                   7,500                7,500
 5,000,000 shares authorized; 750,000 shares issued and
 outstanding at September 30, and March 31, 2000
Class D Common Shares, convertible, par value $.01;                      --                   --
 600,000 shares authorized; none issued or outstanding
Preferred Shares, par value $.01; 10,000,000 shares                      --                   --
 authorized; none issued or outstanding
Additional paid in capital                                        3,245,983            3,221,340

Accumulated deficit                                              (4,423,956)          (3,667,639)
                                                                -----------          -----------

  Total stockholders' deficit                                    (1,071,497)            (340,180)
                                                                -----------          -----------

   Total liabilities and stockholders' deficit                  $ 1,128,873          $ 1,330,411
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

                              Tice Technology, Inc. and Subsidiary
                          Condensed Consolidated Statements of Operations
                          -----------------------------------------------




                                                For the three months                       For the six months
                                                 ended September 30,                       ended September 30,
                                              2000                 1999                 2000               1999
                                        ------------------    ---------------      ---------------    ---------------
                                                       (unaudited)                             (unaudited)
Operating revenues:
 Sales and service                           $ 137,356             $  66,095         $ 248,011            $ 169,573
 Royalties                                      45,000                21,592           105,000               48,582
                                             ---------             ---------         ---------            ---------

   Total operating revenues                    182,356                87,687           353,011              218,155

Operating expenses:
 Cost of revenues                              184,221               122,057           336,489              240,769
 Research and development                      109,859                26,597           227,048               51,357
 Selling, general and administrative           217,070               191,279           436,131              343,521
                                             ---------             ---------         ---------            ---------

   Total operating expenses                    511,150               339,933           999,668              635,647

Operating loss                                (328,794)             (252,246)         (646,657)            (417,492)

Other income (expense):
 Interest expense - related parties            (14,306)              (11,687)          (27,166)             (26,630)
 Interest expense                              (40,368)              (19,824)          (72,338)             (19,172)
 Other (expense) income                         (1,912)               (3,388)              345                2,583
                                             ---------             ---------         ---------            ---------

   Total other expense, net                    (56,586)              (34,899)          (99,159)             (43,219)
                                             ---------             ---------         ---------            ---------

Loss before income taxes                      (385,380)             (287,145)         (745,816)            (460,711)
Provision for income taxes                       4,500                 2,159            10,500                4,858
                                             ---------             ---------         ---------            ---------

Net loss                                     $(389,880)            $(289,304)        $(756,316)           $(465,569)
                                             =========             =========         =========            =========

Loss per share (Note 4)
 Basic and diluted                              $(0.04)               $(0.03)           $(0.08)              $(0.06)
                                             =========             =========         =========            =========

     See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                     Tice Technology, Inc. and Subsidiary
                Condensed Consolidated Statements of Cash Flows
                -----------------------------------------------


                                                                    For the six months
                                                                    ended September 30,
                                                                    2000              1999
                                                                --------------   -------------
                                                                         (unaudited)

Net cash flows from operating activities:
 Net loss                                                          $(756,316)          $ (465,569)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
   Depreciation and amortization                                      36,560               16,458
   Increase in cash surrender value of life insurance                 (3,460)                (960)
   Provision for doubtful accounts receivable                          6,000                   --
   Increase in inventory reserve                                      12,000                   --
 Changes in operating assets and liabilities:
   Receivables                                                          (839)               8,370
   Prepaid expenses                                                    1,622               (7,700)
   Inventory                                                         (30,379)            (125,629)
   Accounts payable and accrued liabilities                          209,814             (135,237)
                                                                   ---------           ----------

 Net cash used by operating activities                              (524,998)            (710,267)
                                                                   ---------           ----------

Cash flows from investing activities:
 Purchases of property and equipment                                    (463)             (62,083)
 Additions to patents                                                 (2,398)             (18,434)
 Additions to other assets                                          (20,383))                  --
                                                                   ---------           ----------

 Net cash used by investing activities                               (23,244)             (80,517)
                                                                   ---------           ----------

Cash flows from financing activities:
 Proceeds from notes payable to related parties                       50,000                   --
 Proceeds from notes payable and long-term debt                      267,063            1,000,000
 Principal payments on notes payable to related parties                   --             (149,282)
 Principal payments on notes payable and long-term debt               (6,662)             (33,712)
 Net proceeds from issuance of stock and stock warrants               25,000            1,027,363
                                                                   ---------           ----------

 Net cash provided by financing activities                           335,401            1,844,369
                                                                   ---------           ----------

 Net (decrease) increase in cash and cash equivalents               (212,841)           1,053,585

Cash and cash equivalents, beginning of period                       218,828               24,155
                                                                   ---------           ----------

Cash and cash equivalents, end of period                           $   5,987           $1,077,740
                                                                   =========           ==========

Noncash investing and financing activities:
During the six months ended September 30, 2000, the Company converted $22,622 of accrued interest into notes payable to related parties.

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

     These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as of and for the period ended March 31, 2000.

     The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of September 30, 2000 and the results of its operations for the three month and six month periods ended September 30, 2000 and 1999 and its cash flows for the six month periods ended September 30, 2000 and 1999. All such adjustments are of a normal recurring nature.

2.   Results of Operations

     The results of operations for the three month and six month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the respective full years.

3.   Inventory


            Inventory consists of the following:

                             September 30,      March 31,
                                 2000             2000
                           ----------------   ------------

Raw Materials                  $251,582           $246,970
Work In Process                 223,453            226,346
Finished Goods                  206,657            177,998
                               --------           --------
                                681,692            651,314

Reserve for Obsolescence        (72,000)           (60,000)
                               --------           --------

Inventory                      $609,692           $591,314
                               ========           ========

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


                                            Three Months                           Six Months
                                        Ending September 30,                   Ending  September 30,
                                       2000              1999                 2000            1999
                                   --------------    -------------        ------------    -----------
Loss:
Basic and diluted:
Loss available to
       common stockholders          $ (389,880)      $ (289,304)          $ (756,316)      $ (465,569)

      Shares:
      Basic and diluted:
         Weighted average common
       shares outstanding            9,269,603        9,262,489            9,266,128        8,404,285


5.   Effect of New Accounting Pronouncements

     In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and in July 1999 issued SFAS 137 which deferred the effective date of SFAS 133, as it pertains to the Company, to July 1, 2000. This statement has not had a material impact on the Company.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, or SAB 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. It is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. This statement has not had a material impact on the Company.

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

     During the period of June 23 through July 5, 2000, the Company issued three promissory notes for a total of $250,000 to three outside investors to provide working capital. The terms of each of the notes are the same, including interest rates of 12% and due dates of April 5, 2001. The notes are collateralized by the Company's accounts receivable and inventory.

     On November 3, 2000, the Company issued a $100,000 promissory note at a 12% interest rate to an outside investor to provide working capital. The note is payable upon demand commencing December 3, 2000.

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

8.   Subsequent Events

     In September 2000, the Company entered into letters of intent to acquire the assets and assume certain liabilities of two companies: (1) MidSouth Sign Company, a Knoxville, Tennessee sign fabrication and survey company, and (2) LandOak Company, a Knoxville, Tennessee vehicle and equipment leasing company. Both businesses, in the opinion of management, bring operating synergies to the Company including sharing of manufacturing expertise and the development of customer financing programs. Each business would be operated and managed as autonomous business units and would be wholly-owned subsidiaries of Tice Technology, Inc., as Tice Engineering and Sales, Inc. currently is. Two directors of the Company, Mr. Pat Martin and Mr. Mike Atkins, have partial ownership of one of the companies and have 100% ownership of the other. The proposed acquisitions would require the Company to issue up to 13 million shares of common stock if consummated. Several conditions to closing, among others, include the completion of a definitive purchase agreement, certain creditor approvals and completion by the Company of due diligence procedures. Each acquisition is contingent on the completion of the other. The targeted closing date, if all conditions are met, is December 31, 2000.

     During fiscal year 2000, the Company increased the number of employees, office and manufacturing space and product development capabilities to prepare for anticipated growth in its business. This growth has been slower to develop than anticipated, due primarily to a longer development cycle for new products. Accordingly, the Company incurred an operating loss for fiscal year 2000 and for the first six months of fiscal year 2001. Due to delays in the market launch of new products, management has taken steps to reduce costs where possible, has implemented headcount reductions and has concentrated efforts to complete the development of certain products in a timely manner to improve cash flow.

     Management anticipates an increase in revenues and cash flows from operations in fiscal year 2001 which, it believes, along with borrowings available from its accounts receivable financing facility and additional short-term borrowings recently obtained, will be sufficient to meet anticipated cash needs for working capital and capital expenditures for the next year. However, there can be no assurance that the Company will be able to meet its operating plans, achieve profitability, or raise additional equity financing.


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

     Since 1964, TES has been developing products that provide technical solutions to problems related to the manufacturing process of various companies with a primary concentration in the sewing industry. TES researches, designs, develops, tests, manufactures and markets specialized high technology, garment production line stitching machines and related equipment. TES markets its products worldwide directly to existing customers as well as through its dealer network. Historically, 95% of TES's customers have been repeat customers with much of its product line having been produced to address the problems of a particular customer. TES generally retains the right to market the resulting equipment to other customers with similar requests. TES also obtains patents on a majority of its products and licenses its technology on a non-exclusive basis to customers who want to manufacture various products using the technology developed and patented by TES.

Results of Operations

     The Company's revenues historically have been generated primarily from the sales of its products and services, with service revenues representing less than 1% of such revenues. Since TES obtained a patent on its Electronic Gearing Technology in 1995 and in 1997 began licensing the non-exclusive rights to manufacture equipment using the technology to other manufacturers, TES has begun receiving license fees and royalties. The accompanying financial statements reflect the recording of revenues due from royalties on two categories of machines sold by the licensee during the period. Management expects that, during the next two years, license fee revenue, though expected to increase, will be a smaller portion of total revenues for the Company. The principal reason for the expected growth in this area is the anticipation of additional earnings under the license agreement currently in place with Brother Industries, Ltd. of Nagoya, Japan as well as possible additional license agreements with other manufacturers to be explored in the future.

     The Company's product sales and service revenues have previously been largely attributable to sales to one primary customer. This customer represented 60% of product sales revenue in the first six months of fiscal year 2001, whereas the same customer represented 37% of product sales revenue in the first six months of fiscal year 2000. There are no gains or losses included in operations related to foreign currency exchanges due to the terms of international sales that require payment in U.S. currency. Domestic sales accounted for 98% of sales during the first six months of fiscal year 2001, but international sales are expected to increase as additional distributors have been signed to pursue sales internationally. Sales to the other primary customers are expected to remain low during the current quarter pending delivery of the Company's new products later in the year.

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in the Company's unaudited condensed consolidated statements of operations.

                                                     Percentage of total revenues
                                                     ----------------------------
                                               For the three months     For the six months
                                                ended September 30,     ended September 30,
                                                 2000         1999        2000        1999
                                                -----        -----      ------     -------
Operating revenues:
 Sales and service                               75.3%        75.4%       70.3%       77.7%
 Royalties                                       24.7%        24.6%       29.7%       22.3%
                                               ------       ------      ------     -------

  Total operating revenues                      100.0%       100.0%      100.0%      100.0%

Operating expenses:
 Cost of revenues                               101.0%       139.2%       95.3%      110.4%
 Research and development                        60.3%        30.3%       64.3%       23.5%
 Selling, general and administrative            119.0%       218.1%      123.6%      157.5%
                                               ------       ------      ------     -------

  Total operating expenses                      280.3%       387.6%      283.2%      291.4%

Operating loss                                 (180.3%)     (287.6%)    (183.2%)    (191.4%)

Other income (expense):
 Interest expense - related parties              (7.8%)      (13.3%)      (7.7%)     (12.2%)
 Interest expense                               (22.1%)      (22.6%)     (20.5%)      (8.8%)
 Other (expense) income                          (1.1%)       (3.9%)       0.1%        1.2%
                                               ------       ------      ------     -------

  Total other expense, net                     (31.0%)      (39.8%)     (28.1%)     (19.8%)
                                               ------       ------      ------     -------

Loss before income taxes                       (211.3%)     (327.4%)    (211.3%)    (211.2%)
Provision for income taxes                        2.5%         2.5%        3.0%        2.2%
                                               ------       ------      ------     -------

Net loss                                       (213.8%)     (329.9%)    (214.3%)   (213.4%)
                                               ======       ======      ======     =======

Three Months Ended September 30, 2000 and September 30, 1999
------------------------------------------------------------

     Total Operating Revenues.  Total revenues for the second quarter of fiscal
     ------------------------
year 2001, which ended September 30, 2000, increased by $94,669 to $182,356 from $87,687 in the second quarter of the previous year. This increase was largely the result of a 108% increase in sales and service revenues to $137,356 in the second quarter of fiscal year 2001 from $66,095 in the second quarter of fiscal year 2000. Increased sales and service revenues reflect improving sales of the Company's traditional products despite slower market conditions and increased competition. The Company anticipates introducing products using the Electronic Gearing Technology beginning in the second half of fiscal year 2001. In the second quarter of fiscal year 2001, sales of label loader/folders were $98,845, or 72% of the Company's product sales and service revenue, compared to none in the same period of the previous fiscal year. No other single product accounted for more than 10% of product sales and service during the current period. Royalty income increased 108% primarily due to increased sales by the Company's licensee of embroidery equipment utilizing Electronic Gearing Technology, particularly in the western hemisphere.

     Cost of Revenues.  Cost of revenues increased 51% to $184,221 in the second
     ----------------
quarter of fiscal year 2001 from $122,057 in the second quarter of fiscal year 2000. Cost of revenues, though increased, comprised a smaller percentage of sales and service revenues because manufacturing costs increased at a lower rate than sales and service revenues. Manufacturing headcount was reduced during the second quarter of fiscal year 2001. However, management believes that further reductions in manufacturing salaries and overhead would be detrimental to future operations, especially in light of anticipated product introductions in the second half of fiscal year 2001.

     Research and Development.  Research and development costs increased 313% to
     ------------------------
$109,859 in the second quarter of fiscal year 2001 from $26,597 in the second quarter of fiscal year 2000. Most of the increase was due to increased salaries and benefits as a result of hiring two engineers in September, 1999 and the increased allocation to 100% of the salary and benefits of one of the officers who now spends full time in research and development. These increases were a result of the need to rebuild the staffing levels of the research and development area after previous headcount reductions. Depreciation and rent expenses increased as a result of the Company investing in new computerized design equipment and moving to an upgraded manufacturing and design facility. Materials and travel expenses increased as the Company worked to complete new products and pursued new development opportunities.

     Selling, General and Administrative.  Selling, general and administrative
     -----------------------------------
expenses increased 14% to $217,070 in the second quarter of fiscal year 2001 from $191,279 in the second quarter of fiscal year 2000 due primarily to increased legal, accounting and investor relations expenses. These increased costs were partially offset by decreases in advertising costs and regulatory compliance expenses. Management has taken steps during the current fiscal quarter to further reduce selling, general and administrative costs through reduced headcount and other spending reductions.

     Operating Loss.  The Company had an operating loss of $328,794 in the
     --------------
second quarter of fiscal year 2001 compared to an operating loss of $252,246 in the second quarter of fiscal year 2000. The increased operating loss is primarily attributable to increased costs of revenues, research and development costs and selling, general and administrative expenses, partially offset by increased operating revenues.

     Interest Expense and Interest Expense - Related Parties.  Interest expense
     -------------------------------------------------------
increased in the second quarter of fiscal year 2001 to $40,368 from $19,824 in the second quarter of fiscal year 2000 reflecting the cost of additional financing obtained by the Company at the end of the first quarter of fiscal year 2000 and additional borrowings incurred by the Company during the past two quarters. Interest expense is net of interest income received by the Company from the investment of the new debt and equity funds. Interest expense-related parties increased due to increased borrowings from related parties.

     Net Loss.  The Company's  net loss increased to a net loss of $389,880 in
     --------
the second quarter of fiscal year 2001 from a net loss of $289,304 for the second quarter of fiscal year 2000 due to an increased net operating loss and increased interest expenses.


Six Months ended September 30, 2000 and September 30, 1999
----------------------------------------------------------

     Total Operating Revenues.  Total operating revenues for the six months
     ------------------------
ended September 30, 2000 increased $134,856 to $353,011 from $218,155 in the six months ended September 30, 1999. This increase was the result of a 46% increase in sales and service revenues to $248,011 in the six months ended September 30, 2000 from $169,573 in the same period of the prior year. Increased sales and service revenues reflected an improvement in sales of the Company's traditional products despite slower market conditions and increased competition. The Company anticipates introducing products incorporating the Electronic Gearing Technology in the second half of fiscal year 2001. In the six months ended September 30, 2000 there were $137,908 of sales of the Label Loader/Folders compared to $46,896 of sales of the same product in the comparable period last year. No other products accounted for more than 10% of product sales in either period. Royalty income increased 116% in the six months ended September 30, 2000 compared to the same period of the prior year primarily due to increased sales by the Company's licensee of embroidery equipment utilizing Electronic Gearing Technology, particularly in the western hemisphere.

     Cost of Revenues.  Cost of revenues increased 40% to $336,489 in the six
     ----------------
months ended September 30, 2000 from $240,769 in the same period of the prior year. Cost of revenues, though increased, comprised a smaller percentage of sales and service revenues because manufacturing costs increased at a lower rate than sales and service revenues. Manufacturing headcount was reduced during the second quarter of fiscal year 2001. However, management believes that further reductions in manufacturing salaries and overhead would be detrimental to future operations, especially in light of anticipated product introductions in the second half of fiscal year 2001

     Research and Development.  Research and development costs increased 342% to
     ------------------------
$227,048 in the six months ended September 30, 2000 from $51,357 in the same period of the prior year. Most of the increase was due to increased salaries and benefits as a result of hiring two engineers in September, 1999 and the increased allocation to 100% of the salary and benefits of an officer who now spends full time in research and development. These increases were a result of the need to rebuild the staffing levels of the research and development area after previous headcount reductions. Depreciation and rent expenses increased as a result of the Company investing in new computerized design equipment and moving to an upgraded manufacturing and design facility. Materials and travel expenses increased as the Company worked to complete new products and pursued new development opportunities.

     Selling, General and Administrative.  Selling, general and administrative
     -----------------------------------
expenses increased by 27% to $436,131 in the six months ended September 30, 2000 from $343,521 in the same period of the prior year due to increased salary, benefits, legal, accounting and investor relations expenses. These increased costs were partially offset by decreases in advertising costs and regulatory compliance expenses. Management has taken steps during the current fiscal quarter to reduce selling, general and administrative costs through reduced headcount and other spending reductions.

     Operating Loss.  The Company had an operating loss of $646,657 in the six
     --------------
months ended September 30, 2000 compared to an operating loss of $417,492 in the same period of the prior year. The increased operating loss is primarily attributable to increased costs of revenues, research and development costs and selling, general and administrative expenses, partially offset by increased operating revenues.

     Interest Expense and Interest Expense - Related Parties.  Interest expense
     -------------------------------------------------------
increased to $72,338 in the six months ended September 30, 2000 from $19,172 in the same period of the prior year, reflecting the cost of additional financing obtained by the Company at the end of the first quarter of fiscal year 2000 and additional borrowings incurred by the Company during the past two quarters. Interest expense is net of interest income received by the Company from the investment of the new debt and equity funding. Interest expense - related parties increased due to increased borrowings from related parties.

     Net Loss.  The Company's net loss increased to a net loss of $756,316 in
     --------
the six months ended September 30, 2000 compared to a net loss of $465,569 for the same period of the prior year due to an increased net operating loss and increased interest expenses.

Liquidity and Capital Resources

     Since its inception, the Company has financed its operations through a combination of cash flow from operations, bank financing and investor debt and equity. The Company's capital requirements have arisen primarily from the need to provide cash for operations, for purchases of fixed and intangible assets, and for expenditures for research and development and marketing new technology. These expenditures increased during the past fiscal year and are expected to continue to increase in fiscal year 2001 and beyond. See "Future Operations" for further discussion.

     Net cash used by operating activities totaled $524,998 during the first six months of fiscal year 2001 and $710,267 during the same period of the previous fiscal year. The primary uses of cash from operating activities during the six months ended September 30, 2000 were the net loss of $756,316 partially offset by net non-cash charges to income of $51,100, increased accounts payable and accrued expenses of $209,814 and other increases and decreases of working capital items. The primary uses of cash during the six months ended September 30, 1999 were the net loss of $465,569, the reduction of accounts payable and accrued expenses of $135,237, increased inventories of $125,629 and other increases and decreases in working capital items and non-cash items.

     Net cash used by investing activities totaled $23,244 during the first six months of fiscal year 2001 and $80,517 during the same period of the previous fiscal year. The primary uses of cash by investing activities during the six months ended September 30, 2000 were the additions to other assets of $20,383 and additions to patent costs of $2,398. The uses of cash by investing activities during the six months ended September 30, 1999 were additions to patent costs of $18,434 and capital expenditures for transportation and computer equipment. Capital expenditures for the six months ending September 30, 2000 and September 30, 1999 were $463 and $62,083, respectively.

     Net cash provided by financing activities totaled $335,401 during the first six months of fiscal year 2001 and $1,844,369 during the same period of the previous year. The primary sources of cash provided by financing activities during the six months ended September 30, 2000 were proceeds of $267,063 from the issuance of notes payable, $50,000 from the issuance of notes payable-related parties and $25,000 from the issuance of stock. The primary sources of cash provided by financing activities during the six months ended September 30,1999 were the proceeds from the issuance of $1,000,000 of long-term notes payable and $1,027,363 of stock and stock warrants, offset somewhat by $33,712 of principal payments on notes payable and $149,282 of principal payments on notes payable-related parties.

     The Company's principal commitments at September 30, 2000 consisted primarily of notes payable to related parties, other notes payable, accounts payable and other accrued liabilities. Other notes payable, including both the short-term and long-term portions, were $1,242,111 net of $61,946 of debt discount. Of the other notes payable, $1,000,000 in principal have a maturity date of June 2003. Total notes payable-related parties, including both the short-term and long-term portions, were $568,234 of which $468,234 is subordinated to other notes payable and cannot be repaid until such other notes payable have been paid in full. The Company has used a portion of the proceeds of these notes to provide working capital for operations and for the continuing development of the Electronic Gearing Technology as well as to fund the costs of license and royalty agreement negotiations, registration of securities of the Company and ongoing regulatory compliance.

     In July 2000, the Company entered into an agreement with an accounts receivable financing firm. The terms of this agreement call for the lender to advance 75% of the face value of the Company's invoices for a maximum loan balance of $250,000. The $250,000 limit may be increased at the Company's request with the consent of the firm. The Company pays a variable market rate of interest plus additional administrative fees based on the value of the invoices. As of September 30, 2000, the interest rate was 13.5% and the loan balance was $17,063.

     In June and July 2000, the Company issued three promissory notes for a total of $250,000 to outside investors and a $50,000 promissory note to an officer to provide working capital. The terms of each of the notes are the same, including interest rates of 12% and due dates of April 5, 2001. The notes are collateralized by the Company's accounts receivable and inventory. In September, the Company issued $25,000 of its Common Shares in a private placement. On November 3, 2000, the Company issued a $100,000 promissory note at a 12% interest rate to an outside investor to provide working capital. The note is payable upon demand commencing December 3, 2000. In addition, the Company is attempting to raise up to $525,000 of additional equity through a private placement of stock.

     In September 2000, the Company entered into letters of intent to acquire the assets and assume certain liabilities of two companies. See "Future Operations" for further discussion.

     During fiscal year 2000, the Company increased the number of employees, office and manufacturing space and product development capabilities to prepare for anticipated growth in its business. This growth has been slower to develop than anticipated, due primarily to a longer development cycle for new products. Accordingly, the Company incurred an operating loss for fiscal year 2000 and the first six months of fiscal year 2001. Due to delays in the market launch of new products, management has taken steps to minimize costs where possible, has implemented headcount reductions and has concentrated efforts to complete product development efforts in a timely manner to improve cash flow.

     Management anticipates an increase in revenues and cash flows from operations in fiscal year 2001 which, it believes, along with borrowings available from its accounts receivable financing facility and additional short-term borrowings recently obtained, will be sufficient to meet anticipated cash needs for working capital and capital expenditures for the next year. However, there can be no assurance that the Company will be able to meet its operating plans, achieve profitability, or raise additional equity financing.

Future Operations

     Management believes that, although its traditional products will continue to generate sales revenue and that TES will continue to generate opportunities to solve other problems for customers as they occur in their manufacturing processes, the majority of future revenues is dependent on anticipated new product introductions. During previous fiscal years, management reduced overhead in order to reduce operating expenses until the Company receives sufficient financing to complete the development of new products utilizing the patented Electronic Gearing Technology. In June 1999, the Company completed a private placement that allowed management to hire additional engineering and development personnel and to purchase the materials necessary to complete the product development efforts of the FS-2000 Felling Machine. During the past twelve months, efforts to complete this product for sale to customers has been ongoing, and management feels it is nearing the successful completion of this process. Management estimates that the FS-2000 will be available for shipment to customers in the second half of fiscal year 2001. In addition, the Company has entered into three additional product development efforts, two of which utilize the Electronic Gearing Technology and are anticipated for completion and shipment to customers during the second half of fiscal year 2001. One such project, the CS-2000, utilizes Electronic Gearing Technology for a blanket manufacturing operation and demonstrates the expanded capabilities (left-handed sewing machine) of the technology. The other project utilizing the Electronic Gearing Technology uses dual sewing heads that sew simultaneously. These two products will add diversity to the sewing applications and industries that are supported by the Company.

     The Company has considered several potential product opportunities that would utilize the Electronic Gearing Technology such as a three-dimensional stitching machine for automotive air bags, a multi-head buttonhole machine and a keyhole buttonhole machine. However, work on these opportunities has been put on hold until current projects are completed. The Company has had discussions with other users outside the apparel industry who have expressed interest in other products utilizing the Electronic Gearing Technology.

     To provide for growth opportunities, the Company entered into two distribution agreements for the FS-2000 felling machine. One, a worldwide distribution agreement, gives the Company access to international markets and the other gives the Company access to the Canadian market through an established sales channel. The Company will continue to sell directly to domestic customers.

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

     As of September 30, 2000, the Company had backlog orders it believes to be firm totaling approximately $1,150,000. Approximately $60,000 is for equipment that is part of the Company's standard product line and $40,000 is for equipment being developed using traditional technology, all of which is expected to be completed by December 31, 2000. The backlog also reflects orders of approximately $500,000 for twenty-six FS-2000 Felling Machines and approximately $550,000 for ten multi-head sewing machines. Delivery of the FS-2000 is expected to begin in the fourth quarter of fiscal year 2001 as a result of continuing product development efforts. In addition, the Company has received requests from in excess of seventy-five different manufacturers for FS-2000 trial units and information about the FS-2000. The Company also has indications of interest for additional orders totaling approximately $1,875,000 relating to products, other than the Felling Machine, using the Electronic Gearing Technology. There is no assurance that these indications of interest will become firm orders.

     In September 2000, the Company entered into letters of intent to acquire the assets and assume certain liabilities of two companies: (1) MidSouth Sign Company, a Knoxville, Tennessee sign fabrication and survey company, and (2) LandOak Company, a Knoxville, Tennessee vehicle and equipment leasing company. Both businesses, in the opinion of management, bring operating synergies to the Company including sharing of manufacturing expertise and the development of customer financing programs. Each business would be operated and managed as autonomous business units and would be wholly-owned subsidiaries of Tice Technology, Inc., as Tice Engineering and Sales, Inc. currently is. Two directors of the Company, Mr. Pat Martin and Mr. Mike Atkins, have partial ownership of one of the companies and have 100% ownership of the other. The proposed acquisitions would require the Company to issue up to 13 million of its Common Shares if consummated. Several conditions to closing, among others, include the completion of a definitive purchase agreement, certain creditor approvals and completion by the Company of due diligence procedures. Each acquisition is contingent on the completion of the other. The targeted closing date, if all conditions are met, is December 31, 2000.

     The Company believes that future results of operations will be influenced by a number of factors including general economic conditions, dependence on key customers and market acceptance of new technology at TES. Because of these factors, as well as other factors, historical results should not be relied on as an indicator of future performance.

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

                          PART II - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds.

     On September 13, 2000, the Company sold 35,714 Common Shares at a price of $0.70 per share. The Company claims exemption from registration under Section 4(2) of the Securities Act of 1933.

     The Company's line of credit with First Tennessee Bank prohibits it from declaring or paying dividends without the prior approval of the bank. There is not currently any outstanding balance on this line of credit.

Item 4.    Submission of Matters to a Vote of Security Holders.

     TTI held its annual meeting on September 13, 2000. William A. Tice, Charles R. West, Michael A. Atkins and Patrick L. Martin were elected as four of the five members of the Board of Directors. One seat remains vacant. Also voted upon at the meeting was the ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the 2001 fiscal year.
The following are the number of votes for and against each director or matter.

                                  For                  Withheld
                                  ---                  --------
Election of Directors
  William A. Tice              6,758,176                 30,500
  Charles R. West              6,758,176                 30,500
  Michael A. Atkins            6,754,301                 34,375
  Patrick L. Martin            6,754,301                 34,375

                                  For        Against    Abstain
                                  ---        -------    -------
Ratify appointment of
 PricewaterhouseCoopers LLP    6,754,226      19,325     15,125

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

       (i)    Common Stock Purchase Warrant Agreement Between Tice                                   x
              Technology, Inc. and Warrant Agent

       (ii)   Form of Promissory Note Issued in Connection with Private                              #
              Placement Closed on June 25, 1999

       (iii)  Warrant Agreement relating to Rights to Purchase up                                    #
              to 100,000 Common Shares of Tice Technology, Inc.
              Received by Holders of the Promissory Notes

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

       (vi)   Option Agreement Relating to Option to Purchase Up to                                 #
              50,000 Common Shares of Tice Technology, Inc. Granted to Finder

                                                                                 Exhibit           Page
                                                                               Table Number       Number
                                                                               ------------       ------
        (vii)  Incentive Stock Option Plan and Agreement Between Charles                              #
               R. West and Tice Technology, Inc.

   III. Financial Data Schedule                                                      27              23

+   Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the
-
    Registration Statement on Form S-1 of Tice Technology, Inc. which became effective August 1, 1997.

x Previously filed as an exhibit to Pre-Effective Amendment No. 2 to the above described Registration Statement.

# Previously filed as an exhibit to Form 10-K for the year ended March 31, 2000.

(b) The Company did not file any reports on Form 8-K during the second quarter of fiscal 2001.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Tice Technology, Inc.


                                   By:  /s/ Charles R. West
                                        ----------------------------------------
                                        Charles R. West, President and
                                        Chief Executive Officer

                                        Date: November 6, 2000
                                              ----------------------------------


                                   By:  /s/ David G. Camp
                                        ----------------------------------------
                                        David G. Camp, Chief Financial Officer

                                        Date: November 6, 2000
                                              ----------------------------------