Form 10-Q
period 2000-12-31
TICE TECHNOLOGY INC
filed 2001-02-14
CIK 1020676

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2000

                       Commission File Number 333-11591

                             Tice Technology, Inc.
            (Exact name of registrant as specified in its charter)

        Delaware                                            62-1647888
(State of incorporation)                                   (IRS Employer
                                                       Identification Number)

     --------------------------------------------------------------------

                          1808-B North Cherry Street
                          Knoxville, Tennessee 37917
                    (Address of principal executive office)

                                (865) 524-1070
             (Registrant's telephone number, including area code)

     --------------------------------------------------------------------

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

     The number of shares outstanding of each of the registrant's classes of common stock on February 1, 2001 was 21,548,329 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

                        PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                                                                          Page
                                                                          ----

Condensed Consolidated Balance Sheets -- As of December 31, 2000            2
         and March 31, 2000

Condensed Consolidated Statements of Operations -- For the Three Months     4
         and the Nine Months Ended December 31, 2000 and 1999

Condensed Consolidated Statements of Cash Flows -- For the Nine Months      5
         Ended December 31, 2000 and 1999

Notes to Condensed Consolidated Financial Statements                        6

                     Tice Technology, Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets
                     -------------------------------------

                                                    December 31,      March 31,
                                                        2000          2000 (1)
                                                    ------------      ---------
                                                             (unaudited)

Assets

Cash and cash equivalents                           $     5,683     $   218,828
Accounts receivable, less allowance for                 389,284          79,295
  doubtful accounts of $24,000 and $15,000 at
  December 31, and March 31, 2000, respectively
Prepaid expenses and other assets                        41,012           7,235
Inventory, net                                          603,892         591,314
                                                    -----------     -----------

         Total current assets                         1,039,871         896,672

Property and equipment:
     Leasehold improvements                               8,523           8,523
     Furniture, fixtures and equipment                  654,902         653,753
     Vehicles                                            13,993          42,043
                                                    -----------     -----------

         Total property and equipment                   677,418         704,319

         Less accumulated depreciation                 (538,959)       (524,451)
                                                    -----------     -----------

         Property and equipment, net                    138,459         179,868

Patents, net                                            206,041         203,857
Debt issuance costs, net                                 27,219          35,384
Other assets                                             22,900          14,630
                                                    -----------     -----------



         Total assets                               $ 1,434,490     $ 1,330,411
                                                    ===========     ===========

(1) The March 31, 2000 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                     Tice Technology, Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets
                     -------------------------------------

                                                                  December 31,           March 31,
                                                                      2000               2000 (1)
                                                                  ------------          -----------
                                                                              (unaudited)
Liabilities and Stockholders' Deficit

Notes payable and current maturities of long-term debt            $    428,878            $  10,965
Accounts payable                                                       223,905               32,997
Accrued interest                                                        30,028               76,389
Other accrued liabilities                                              387,622               93,447
Notes payable to related parties, current portion                      100,000               50,000
                                                                  ------------          -----------

         Total current liabilities                                   1,170,433              263,798

Notes payable to related parties, long-term portion                    480,036              445,612
Notes payable, long-term portion, net of $56,984 discount              965,299              961,181
                                                                  ------------          -----------

         Total liabilities                                           2,615,768            1,670,591
                                                                  ------------          -----------

Stockholders' deficit:

Capital stock, no par value; 2,000 shares authorized;                   13,493               13,493
     750 shares issued and outstanding at December 31,
     and March 31, 2000
Common Shares, par value $.01; 30,000,000 shares authorized;            85,483               85,126
     8,548,329 and 8,512,615 shares issued and outstanding
     at December 31, and March 31, 2000, respectively
Class B Common Shares, convertible, par value $.01;                      7,500                7,500
     5,000,000 shares authorized; 750,000 shares issued and
     outstanding at December 31, and March 31, 2000
Class D Common Shares, convertible, par value $.01;                         --                   --
     600,000 shares authorized; none issued or outstanding
Preferred Shares, par value $.01; 10,000,000 shares authorized;             --                   --
     none issued or outstanding
Additional paid in capital                                           3,245,983            3,221,340

Accumulated deficit                                                 (4,533,737)          (3,667,639)
                                                                  ------------          -----------

     Total stockholders' deficit                                    (1,181,278)            (340,180)
                                                                  ------------          -----------

     Total liabilities and stockholders' deficit                  $  1,434,490          $ 1,330,411
                                                                  ============          ===========

(1) The March 31, 2000 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                     Tice Technology, Inc. and Subsidiary
                Condensed Consolidated Statements of Operations
                -----------------------------------------------

                                               For the three months             For the nine months
                                                ended December 31,               ended December 31,
                                               2000            1999            2000            1999
                                            -----------     -----------     -----------     -----------
                                                    (unaudited)                     (unaudited)

Operating revenues:
     Sales and service                      $    95,416     $    64,096     $   343,427     $   233,669
     License fees                               250,000              --         250,000              --
     Royalties                                   45,000          90,100         150,000         138,682
                                            -----------     -----------     -----------     -----------

         Total operating revenues               390,416         154,196         743,427         372,351

Operating expenses:
     Cost of revenues                           144,922         112,099         481,411         352,868
     Research and development                   108,745          66,063         335,793         117,420
     Selling, general and administrative        158,643         205,760         594,774         549,281
                                            -----------     -----------     -----------     -----------

         Total operating expenses               412,310         383,922       1,411,978       1,019,569

Operating loss                                  (21,894)       (229,726)       (668,551)       (647,218)

Other income (expense):
     Interest expense - related parties         (14,596)        (11,950)        (41,762)        (38,580)
     Interest expense                           (43,038)        (43,001)       (115,376)        (62,173)
     Gain on sale of fixed assets                 5,946           1,400           5,946           1,400
     Other (expense) income                      (6,699)            691          (6,354)          3,274
                                            -----------     -----------     -----------     -----------

         Total other expense, net               (58,387)        (52,860)       (157,546)        (96,079)
                                            -----------     -----------     -----------     -----------

Loss before income taxes                        (80,281)       (282,586)       (826,097)       (743,297)
Provision for income taxes                       29,500           9,010          40,000          13,868
                                            -----------     -----------     -----------     -----------

Net loss                                    $  (109,781)    $  (291,596)    $  (866,097)    $  (757,165)
                                            ===========     ===========     ===========     ===========

Loss per share (Note 4)
     Basic and diluted                      $     (0.01)    $     (0.03)    $     (0.09)    $     (0.09)
                                            ===========     ===========     ===========     ===========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                     Tice Technology, Inc. and Subsidiary
                Condensed Consolidated Statements of Cash Flows
                -----------------------------------------------

                                                                                       For the nine months
                                                                                        ended December 31,
                                                                                       2000            1999
                                                                                    -----------     -----------
                                                                                            (unaudited)
Net cash flows from operating activities:
     Net loss                                                                       $  (866,097)    $  (757,165)
     Adjustments to reconcile net loss to net cash used by operating activities:
         Depreciation and amortization                                                   55,021          24,157
         Increase in cash surrender value of life insurance                              (5,190)         (6,540)
         Provision for doubtful accounts receivable                                       9,000              --
         Reserve for inventory obsolescence                                              18,000              --
         Gain on sale of property and equipment                                          (5,946)         (1,400)
     Changes in operating assets and liabilities:
         Receivables                                                                   (318,989)        (42,236)
         Prepaid expenses                                                                   123         (16,732)
         Inventory                                                                      (30,578)       (301,675)
         Accounts payable and accrued liabilities                                       473,146        (110,556)
                                                                                    -----------     -----------

     Net cash used by operating activities                                             (671,510)     (1,212,147)
                                                                                    -----------     -----------

Cash flows from investing activities:
     Purchases of property and equipment                                                 (1,149)       (170,690)
     Proceeds from sale of property and equipment                                        21,000           1,400
     Additions to patents                                                                (7,009)        (22,261)
     Additions to other assets                                                          (36,981)             --
                                                                                    -----------     -----------

     Net cash used by investing activities                                              (24,139)       (191,551)
                                                                                    -----------     -----------

Cash flows from financing activities:
     Proceeds from notes payable to related parties                                      50,000              --
     Proceeds from notes payable and long-term debt                                     416,952       1,004,593
     Principal payments on notes payable to related parties                                  --        (149,282)
     Principal payments on notes payable and long-term debt                              (9,448)        (54,674)
     Net proceeds from issuance of stock and stock warrants                              25,000       1,067,713
     Proceeds from exercise of stock options and warrants                                    --           3,200
                                                                                    -----------     -----------

     Net cash provided by financing activities                                          482,504       1,871,550
                                                                                    -----------     -----------

     Net (decrease) increase in cash and cash equivalents                              (213,145)        467,852

Cash and cash equivalents, beginning of period                                          218,828          24,155
                                                                                    -----------     -----------

Cash and cash equivalents, end of period                                            $     5,683     $   492,007
                                                                                    ===========     ===========

Noncash investing and financing activities:
During the nine months ended December 31, 2000, the Company converted $34,424 of accrued interest into notes payable to related parties.

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

     Subsequent to December 31, 2000, the Company acquired substantially all of the assets and assumed certain liabilities of two companies in transactions accounted for under the purchase method (Note 8).

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

     The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of December 31, 2000 and the results of its operations for the three month and nine month periods ended December 31, 2000 and 1999. All such adjustments are of a normal recurring nature.

2.   Results of Operations

     The results of operations for the three month and nine month periods ended December 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the respective full years.

3.   Inventory

          Inventory consists of the following:

                                           December 31,           March 31,
                                               2000                 2000
                                           ------------           ---------

          Raw materials                    $    223,962           $ 246,970
          Work in process                       246,523             226,346
          Finished goods                        211,407             177,998
                                           ------------           ---------
                                                681,892             651,314

          Reserve for obsolescence              (78,000)            (60,000)
                                           ------------           ---------

          Inventory, net                   $    603,892           $ 591,314
                                           ============           =========

4.   Loss per Share

     Basic and diluted loss per share were computed by dividing net loss applicable to common stock by the weighted average common shares outstanding during each period. Basic and diluted loss per share are the same for both classes of TTI common stock (thus they are not presented separately) because both have non-cumulative dividend rights under the terms of the Certificate of Incorporation, but no dividends were available for distribution. Following is a reconciliation of the numerators and denominators of the basic and diluted loss per share:

                                                          Three months                           Nine months
                                                       Ending December 31,                   Ending December 31,
                                                     2000               1999               2000               1999
                                                ---------------     --------------     -------------      -------------

     Loss:
     Basic and diluted:
          Loss available to
              common stockholders                $  (109,781)         $  (291,596)      $  (866,097)       $  (757,165)

     Shares:
     Basic and diluted:
          Weighted average common
              shares outstanding                   9,298,329            9,262,615         9,276,901          8,691,434

5.   Effect of New Accounting Pronouncements

     In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and in July 1999 issued SFAS 137 which deferred the effective date of SFAS 133, as it pertains to the Company, to July 1, 2000. This statement has not had a material impact on the Company.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, or SAB 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. It is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. This statement is not expected to have a material impact on the Company.

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

     On November 3, and December 29, 2000, the Company issued promissory notes for $100,000 and $8,000, respectively, at 12% interest rates to an outside investor to provide working capital. The notes are not collateralized and are payable upon demand commencing December 3, 2000 and January 29, 2001, respectively.

7.   Accounts Receivable Financing Facility

     On July 5, 2000, the Company entered into an agreement with an accounts receivable financing firm to provide up to $250,000 of advances on customer invoices. The terms of the agreement provide for the lender to advance up to 75% of the value of assigned invoices at a floating interest rate, currently 13.5%, plus administrative fees based on the value of the invoices assigned. These advances are collateralized by the Company's trade accounts receivable, inventory and general intangibles. During the quarter, the Company was advanced $64,770 and repaid $22,881. As of December 31, 2000, the loan balance was $58,952.

8.   Subsequent Events

     Subsequent to December 31, 2000, TTI acquired substantially all of the assets and assumed certain liabilities of two companies: (1) MidSouth Sign Company, LLC, a Knoxville, Tennessee sign fabrication and site survey company, and (2) The LandOak Company, LLC, a Knoxville, Tennessee vehicle and equipment leasing company, with the effective date of the purchases deemed to be January 1, 2001. TTI will use the purchase method of accounting for the acquisitions and will include the results of operations of the acquired businesses in the results of operations of the Company in the period beginning January 1, 2001. Goodwill will be amortized over a life of twenty years using the straight-line method of amortization. The businesses will be operated and managed as autonomous business units and will be wholly-owned subsidiaries of TTI. Two directors of TTI, Mr. Pat Martin and Mr. Mike Atkins, together own 56% of MidSouth Sign Company, LLC and 100% of The LandOak Company, LLC. TTI issued 13 million of its Common Shares with a fair value of $2,730,000 in connection with the acquisitions. The shares will not be registered and will be issued with restrictions requiring the owners to hold the shares for a minimum of two years before transferring the shares. The owners have agreed to the restrictions. As part of the acquisitions, the Company has assumed approximately $6.8 million of bank and institutional debt through its two new wholly-owned subsidiaries, of which approximately $6.6 million is co-guaranteed by TTI. These assumed debts have various maturity dates.

     During fiscal year 2000, the Company increased the number of employees, office and manufacturing space and product development capabilities to prepare for anticipated growth in its business. This growth has been slower to develop than anticipated, due primarily to a longer development cycle for new products. Accordingly, the Company incurred an operating loss for fiscal year 2000 and for the first nine months of fiscal year 2001. Due to delays in the market launch of new products, management has taken steps to reduce costs where possible, has implemented headcount reductions and has concentrated efforts to complete produce development efforts in a timely manner to improve cash flow.

     Management anticipates an increase in revenues and cash flows from operations in fiscal year 2002 and significant increases in revenues and cash flows from the above-described acquisitions which, it believes, along with borrowings available from its accounts receivable financing facility and additional short-term borrowings, will be sufficient to meet anticipated cash needs for working capital and capital expenditures for the next year. However, there can be no assurance that the Company will be able to meet its operating plans, achieve profitability, or raise equity financing.

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

     Beginning January 1, 2001, the analysis of the financial position and the results of operations of TTI will include the financial position and results of operations of two additional wholly-owned subsidiaries, LandOak Company, Inc. and MidSouth Sign Company, Inc. (see "Future Operations"). These results are expected to dramatically affect the combined financial position and results of operations in the future.

Results of Operations

     The Company's revenues historically have been generated primarily from the sales of its products and services, with service revenues representing less than 1% of such revenues. Since TES obtained a patent on its Electric Gearing Technology in 1995 and in 1997 began licensing the non-exclusive rights to manufacture equipment using the technology to other manufacturers, TES has begun receiving license fees and royalties. The accompanying financial statements reflect the recording of revenues due from royalties on two categories of machines sold by the licensee during the period. Management expects that, during the next two years, royalties, although expected to increase, will be a smaller portion of total revenues for the Company due to the acquisitions described in more detail in "Future Operations" and expected increases in product sales by TES. The principal reason for the expected growth in royalties is the anticipation of additional earnings under the license agreement currently in place with Brother Industries, Ltd. of Nagoya, Japan as well as possible additional license agreements with other manufacturers to be explored in the future.

     The Company's product sales and service revenues have previously been largely attributable to sales to one primary customer. This customer represented 46% of product sales revenue in the first nine months of fiscal year 2001, whereas the same customer represented 38% of product sales revenue in the first nine months of fiscal year 2000. There are no gains or losses included in operations related to foreign currency exchanges due to the terms TES imposes on international sales that require payment in U.S. currency. Domestic sales accounted for 98% of sales during the first nine months of fiscal year 2001, but international sales are expected to increase as the Company has signed additional distributors to pursue sales internationally. Sales to the other primary customers are expected to remain low during the current quarter pending delivery of the Company's new products later in the year.

     The following table sets forth the percentage of total revenues represented by certain items reflected in the Company's unaudited condensed consolidated statements of operations.

                                                          Percentage of total revenues
                                                          ----------------------------

                                               For the three months         For the nine months
                                                ended December 31,          ended December 31,
                                                2000          1999          2000          1999
                                               -------       -------       -------       -------

Operating revenues:
     Sales and service                            24.5%         41.6%         46.2%         62.8%
     License fees                                 64.0%          0.0%         33.6%          0.0%
     Royalties                                    11.5%         58.4%         20.2%         37.2%
                                               -------       -------       -------       -------

         Total operating revenues                100.0%        100.0%        100.0%        100.0%

Operating expenses:
     Costs of revenues                            37.1%         72.7%         64.8%         94.8%
     Research and development                     27.9%         42.9%         45.2%         31.5%
     Selling, general and administrative          40.6%        133.4%         80.0%        147.5%
                                               -------       -------       -------       -------

     Total operating expenses                    105.6%        249.0%        190.0%        273.8%

Operating income (loss)                           (5.6%)      (149.0%)       (90.0%)      (173.8%)

Other income (expense):
     Interest expense - related parties           (3.7%)        (7.7%)        (5.6%)       (10.4%)
     Interest expense                            (11.0%)       (27.9%)       (15.5%)       (16.7%)
     Gain on sale of fixed assets                  1.5%          0.9%          0.8%          0.4%
     Other (expense) income                       (1.7%)         0.4%         (0.9%)         0.9%
                                               -------       -------       -------       -------

         Total other expense, net                (14.9%)       (34.3%)       (21.2%)       (25.8%)
                                               -------       -------       -------       -------

Loss before income taxes                         (20.5%)      (183.3%)      (111.2%)      (199.6%)
Provision for income taxes                         7.6%          5.8%          5.4%          3.7%
                                               -------       -------       -------       -------

Net loss                                         (28.1%)      (189.1%)      (116.6%)      (203.3%)
                                               =======       =======       =======       =======

Three Months Ended December 31, 2000 and December 31, 1999
----------------------------------------------------------

     Total Operating Revenues. Total revenues for the third quarter of fiscal
     ------------------------
year 2001, which ended December 31, 2000, increased by $236,220 to $390,416 from $154,196 in the third quarter of the previous year. This increase was largely the result of a 49% increase in sales and service revenues to $95,416 in the third quarter of fiscal year 2001 from $64,096 in the third quarter of fiscal year 2000. Increased sales and service revenues reflect improving sales of the Company's traditional products despite slower market conditions and increased competition. The Company anticipates introducing products using the Electronic Gearing Technology beginning in the first quarter of fiscal year 2002. In the third quarter of fiscal year 2001, sales of robotic material handlers were $31,651 or 33% of the Company's product sales and service revenue and sales of a custom-designed specialty stitching machine were $39,500 or 41% of the Company's product sales and service revenue. There were no sales of either type of machine in the same period of the previous fiscal year. No other single product accounted for more than 10% of the product sales and service during the third quarter of fiscal year 2001. License fee income increased to $250,000 as the Company's licensee achieved the thirty-million dollar sales milestone on one class of equipment as defined by the Company's license agreement. Each class of equipment sold by the licensee that contains Electronic Gearing Technology is eligible for the additional license fee. Royalty income decreased 50% primarily due to lower estimated sales by the Company's licensee of equipment utilizing Electronic Gearing Technology.

     Cost of Revenues. Cost of revenues increased 29% to $144,922 in the third
     ----------------
quarter of fiscal year 2001 from $112,099 in the third quarter of fiscal year 2000. Cost of revenues increased due to higher sales and service revenues. However, cost of revenues was a smaller percentage of sales and service revenues because manufacturing costs increased at a lower rate than related revenues. Manufacturing cost increases included higher rent and utility costs as a result of the Company moving to upgraded facilities in December 1999. Other increased manufacturing costs included inventory obsolescence reserve charges, depreciation and insurance, but were partially offset by decreased supplies and payroll and benefit costs. Manufacturing headcount was reduced during the quarter ended September 30, 2000. Management believes that further reductions in manufacturing salaries and overhead would be detrimental to future operations, especially in light of anticipated product introductions in the first quarter of fiscal year 2002.

     Research and Development. Research and development costs increased 65% to
     ------------------------
$108,745 in the third quarter of fiscal year 2001 from $66,063 in the third quarter of fiscal year 2000. Most of the increase was due to increased salaries and benefits as a result of hiring additional engineers and other personnel and the increase to 100% of the allocation of the salary and benefits of one of the officers who now spends full time in research and development. These increases were a result of the need to rebuild the staffing levels of the research and development area after previous headcount reductions. Depreciation and rent expenses increased as a result of the Company investing in new computerized design equipment and moving to an upgraded manufacturing and design facility. Materials and travel expenses increased as the Company worked to complete new products and pursued new development opportunities including our FS-2000 and a new multi-head sewing machine currently under development.

     Selling, General and Administrative. Selling, general and administrative
     -----------------------------------
expenses decreased 23% to $158,643 in the third quarter of fiscal year 2001 from $205,760 in the third quarter of fiscal year 2000 due primarily to decreased legal and accounting expenses, reduced marketing expenses, decreased travel expenses, reduced salaries due to headcount reductions, and the classification of an officer's salary and benefits to research and development. These decreased costs were partially offset by increases in investor relation expenses. Management has taken steps during the current fiscal quarter to further reduce selling, general and administrative costs pending the initial deliveries of the FS-2000.

     Operating Loss. The Company had an operating loss of $21,894 in the third
     --------------
quarter of fiscal year 2001 compared to an operating loss of $229,726 in the third quarter of fiscal year 2000. The decreased operating loss was primarily attributable to increased revenues and reduced selling, general and administrative costs offset somewhat by increased cost of revenues and increased research and development costs.

     Interest Expense and Interest Expense - Related Parties. Interest expense
     -------------------------------------------------------
was steady at $43,038 in the third quarter of fiscal year 2001 compared to $43,001 in the third quarter of fiscal year 2000. Interest expense - related parties increased to $14,596 in the third quarter of fiscal year 2001 from $11,950 in the same period of the previous year, reflecting new borrowings by the Company from two officers during the past year. Interest expense is net of interest income received by the Company from the investment of the new debt and equity funds.

     Provision for Income Taxes. The provision for income taxes increased to
     --------------------------
$29,500 in the third quarter of fiscal year 2001 from $9,010 in the same period of the prior year due to increased license fees.

     Net Loss. The Company's net loss decreased to a net loss of $109,781 in the
     --------
third quarter of fiscal year 2001 from a net loss of $291,596 in the third quarter of fiscal year 2000 primarily due to the decreased operating loss partially offset by the increase in the provision for income taxes.

Nine months ended December 31, 2000 and December 31, 1999
---------------------------------------------------------

     Total Operating Revenues. Total revenues for the nine months ended December
     ------------------------
31, 2000, increased by $371,076 to $743,427 from $372,351 in the nine months ended December 31, 1999. This increase was primarily the result of a 47% increase in sales and service revenues to $343,427 in the nine months ended December 31, 2000 from $233,669 in the same period of the prior year. Increased sales and service revenues reflected an improvement in sales of the Company's traditional products despite slower market conditions and increased competition. The Company anticipates introducing products using the Electronic Gearing Technology in the first quarter of fiscal year 2002. In the nine months ended December 31, 2000, sales of a custom-designed specialty stitching machine were $39,500 or 11% of product sales compared to no sales of the same product in the comparable period last year. No other products accounted for more than 10% of the product sales in either period. License fee income increased to $250,000 as the Company's licensee achieved the thirty million dollar sales milestone on one class of equipment as defined by the Company's license agreement. Each class of equipment sold by the licensee that contains Electronic Gearing Technology is eligible for the additional license fee. Royalty income increased 8% in the nine months ended December 31, 2000 compared to the same period of the prior year primarily due to increased sales by the Company's licensee of embroidery equipment utilizing Electronic Gearing Technology, particularly in the western hemisphere.

     Cost of Revenues. Cost of revenues increased 36% to $481,411 in the nine
     ----------------
months ended December 31, 2000 from $352,868 in the same period of the prior year. Cost of revenues increased due to higher sales and service revenues. However, cost of revenues was a smaller percentage of sales and service revenues because manufacturing costs increased at a lower rate than related revenues. Manufacturing cost increases included higher rent and utility costs as a result of the Company moving to upgraded facilities in December 1999. Other increased manufacturing costs included depreciation, inventory obsolescence reserve costs, insurance and vehicle lease expense, but were partially offset by decreased supplies expenses. Manufacturing headcount was reduced during the quarter ended September 30, 2000. Management believes that reductions in manufacturing salaries and overhead below current levels would be detrimental to future operations, especially in light of anticipated product introductions in the first quarter of fiscal year 2002.

     Research and Development. Research and development costs increased 186% to
     ------------------------
$335,793 in the nine months ended December 31, 2000 from $117,420 in the same period of the prior year. Most of the increase was due to increased salaries and benefits as a result of hiring additional engineers and other personnel and the increase to 100% of the allocation of the salary and benefits of an officer who now spends full time in research and development. These increases were a result of the need to rebuild the staffing levels of the research and development area after previous headcount reductions. Depreciation and rent expenses increased as a result of the Company investing in new computerized design equipment and moving to an upgraded manufacturing and design facility. Materials and travel expenses increased as the Company worked to complete new products and pursued new development opportunities including our FS-2000 and a new multi-head sewing machine currently under development.

     Selling, General and Administrative. Selling, general and administrative
     -----------------------------------
expenses increased by 8% to $594,774 in the nine months ended December 31, 2000 from $549,281 in the same period of the prior year due to increased salary, benefits and investor relations expenses. These increased costs were partially offset by decreases in marketing costs, legal and accounting costs and routine SEC filing expenses. Management has taken steps during the current fiscal quarter to reduce selling, general and administrative costs pending the initial deliveries of the FS-2000.

     Operating Loss. The Company had an operating loss of $668,551 in the nine
     --------------
months ended December 31, 2000 compared to an operating loss of $647,218 in the same period of the prior year. Increased revenues for the nine months ended December 31, 2000 compared to the same period of the previous fiscal year were substantially offset by increased cost of revenues, research and development and selling, general and administrative expenses.

     Interest Expense and Interest Expense - Related Parties. Interest expense
     -------------------------------------------------------
increased to $115,376 in the nine months ended December 31, 2000 from $62,173 in the same period of the prior year, reflecting the cost of additional financing obtained by the Company at the end of the first quarter of fiscal year 2000 and additional borrowings during the past three quarters. Interest expense is net of interest income received by the Company from the investment of the new debt and equity funding. Interest expense-related parties increased due to increased borrowings from related parties.

     Provision for Income Taxes. The provision for income taxes increased to
     --------------------------
$40,000 in the nine months ended December 31, 2000 from $13,868 in the same period of the prior year due to increased license fees and royalty revenues.

     Net Loss. As a result of the factors discussed above, the Company's net
     --------
loss increased to a net loss of $866,097 in the nine months ended December 31, 2000 compared to a net loss of $757,165 for the same period of the prior year.

Liquidity and Capital Resources

     Since its inception, the Company has financed its operations through a combination of cash flow from operations, bank financing and investor debt and equity. The Company's capital requirements have arisen primarily from the need to provide cash for operations, for purchases of fixed and intangible assets, and for expenditures for research and development and the marketing of new technology. These expenditures increased during the past fiscal year and are expected to continue to increase in fiscal year 2001 and beyond. Additionally, the Company's operations are expected to change dramatically due to the acquisition of two new unrelated business operations. See "Future Operations" for further discussion.

     Net cash used by operating activities totaled $671,510 during the first nine months of fiscal year 2001 and $1,212,147 during the same period of the previous fiscal year. The primary uses of cash from operating activities during the nine months ended December 31, 2000 were the net loss of $866,097, the increase in receivables of $318,989 and the increase in inventory of $30,578, partially offset by increased accounts payable and accrued expenses of $473,146 and other increases and decreases of working capital items and non-cash items. The primary uses of cash during the nine months ended December 31, 1999 were the net loss of $757,165, the reduction of accounts payable and accrued expenses of $110,556, increased inventories of $301,675, increased receivables of $42,236, and other increases and decreases in working capital items and non-cash items.

     Net cash used by investing activities totaled $24,139 during the first nine months of fiscal year 2001 and $191,551 during the same period of the previous fiscal year. The primary uses of cash by investing activities during the nine months ended December 31, 2000 were the additions to other assets of $36,981 offset somewhat by the proceeds from the sale of property and equipment of $21,000. The uses of cash by investing activities during the nine months ended December 31, 1999 were additions to patent costs of $22,261 and capital expenditures for transportation and computer equipment of $170,690. Capital expenditures for the nine months ending December 31, 2000 and December 31, 1999 were $1,149 and $170,690, respectively.

     Net cash provided by financing activities totaled $482,504 during the first nine months of fiscal year 2001 and $1,871,550 during the same period of the previous year. The primary sources of cash provided by financing activities during the nine months ended December 31, 2000 were proceeds from the issuance of $416,952 of notes payable and $50,000 of notes payable-related parties as well as the issuance of $25,000 of stock. The primary sources of cash provided by financing activities during the nine months ended December 31, 1999 were the net proceeds from the issuance of $1,004,593 of long-term notes payable and $1,067,713 of stock and stock warrants, offset somewhat by $54,674 of principal payments on notes payable and $149,282 of principal payments on notes payable-related parties.

     The Company's principal commitments at December 31, 2000 consisted primarily of notes payable, notes payable to related parties, accounts payable and other accrued liabilities. Notes payable, including both the short-term and long-term portions, were $1,394,177 net of $56,984 of debt discount. Of the notes payable, $1,000,000 in principal have a maturity of June 2003 and $108,000 will be reclassified as an intercompany obligation as part of the acquisitions completed by the Company in the fourth quarter of fiscal 2001. See "Future Operations". Total notes payable-related parties, including both the short-term and long-term portions, were $580,036 of which $480,036 is subordinated to other notes payable and cannot be repaid until such other notes payable have been paid in full. The Company has used a portion of the proceeds of these notes to provide working capital for operations and for the continuing development of the Electronic Gearing Technology as well as to fund the costs of license and royalty agreement negotiations, registration of securities of the Company and SEC filing expenses.

     In July 2000, the Company entered into an agreement with an accounts receivable financing firm. The terms of this agreement call for the lender to advance 75% of the face value of the Company's invoices for a maximum loan balance of $250,000. The $250,000 limit may be increased at the Company's request with the consent of the firm. The Company pays a variable market rate of interest plus additional administrative fees based on the value of the invoices. As of December 31, 2000, the interest rate was 13.5% and the loan balance was $58,952.

     During May, June and July 2000, the Company issued three promissory notes for a total of $250,000 to outside investors and a $50,000 promissory note to an officer to provide working capital. The terms of each of the notes are the same, including interest rates of 12% and due dates of April 5, 2001. The notes are collateralized by the Company's accounts receivable and inventory. In September, the Company issued $25,000 of its Common Shares in a private placement. On November 3, and December 29, 2000, the Company issued promissory notes for $100,000 and $8,000, respectively at 12% interest rates to a business that is part of the Company's acquisitions to provide working capital. The notes are not collateralized and are payable upon demand, but will be reclassified as an intercompany obligation as part of the acquisitions completed by the Company in the fourth quarter of fiscal 2001. See "Future Operations" for further discussion. In addition, the Company is attempting to raise up to $525,000 of additional equity through a private placement of stock.

     In September 2000, the Company entered into letters of intent to acquire the assets and assume certain liabilities of two companies. The Company consummated these transactions effective January 1, 2001. See "Future Operations" for further discussion.

     During fiscal year 2000, the Company increased the number of employees, office and manufacturing space and product development capabilities to prepare for anticipated growth in its business. This growth has been slower to develop than originally expected, due primarily to a longer development cycle for new products. Accordingly, the Company incurred an operating loss for fiscal year 2000 and the first nine months of fiscal year 2001. Due to delays in the market launch of new products, management has taken steps to minimize costs where possible, has implemented headcount reductions, and has concentrated efforts to complete product development efforts in a timely manner to improve cash flow.

     Management anticipates an increase in revenues and cash flows from existing operations in fiscal year 2002 which, it believes, along with borrowings available from its accounts receivable financing facility and additional short-term borrowings recently obtained, will be sufficient to meet anticipated cash needs for working capital and capital expenditures for the next year. In addition, the purchase of the assets of the two businesses is expected to generate sufficient cash flow and working capital to offset potential needs. However, there can be no assurance that the Company will be able to meet its operating plans, achieve profitability, or raise additional equity financing.

Future Operations

     Management believes that, although its traditional products will continue to generate sales revenue and that TES will continue to create opportunities to solve problems for customers as they occur in their manufacturing processes, the majority of future revenues is dependent on anticipated new product introductions. During previous fiscal years, management reduced overhead in order to reduce operating expenses until the Company receives sufficient financing to complete the development of new products utilizing the patented Electronic Gearing Technology. In June 1999, the Company completed a private placement that allowed management to hire additional engineering and development personnel and to purchase the materials necessary to complete the product development efforts of the FS-2000 Felling Machine. During the past twelve months, efforts to complete this product for sale to customers have been ongoing, and management feels it is nearing the successful completion of this process. Management estimates that the FS-2000 will be available for shipment to customers in the first quarter of fiscal year 2002. In addition, the Company has entered into three additional product development efforts, two of which utilize the Electronic Gearing Technology and are anticipated to be completed and shipped to customers during the first quarter of fiscal year 2002. One such project, the CS-2000, utilizes Electronic Gearing Technology for a blanket manufacturing operation and demonstrates the expanded capabilities (left-handed sewing machine) of the technology. The other project utilizing the Electronic Gearing Technology uses dual sewing heads that sew simultaneously. These two products will add diversity to the sewing applications and industries that are supported by the Company.

     The Company has considered several potential product opportunities that would utilize the Electronic Gearing Technology such as a three-dimensional stitching machine for automotive air bags, a multi-head buttonhole and a keyhole buttonhole machine. However, work on these opportunities has been put on hold until current projects are completed. The Company has had discussions with other users outside the apparel industry who have expressed interest in other products utilizing the Electronic Gearing Technology.

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

     As of December 31, 2000, the Company had backlog orders it believes to be firm totaling approximately $1,113,000. Approximately $65,000 is for equipment that is part of the Company's standard product line. The balance is for equipment being developed using Electronic Gearing Technology, $570,000 of which relates to a multi-head sewing machine project that is expected to be completed by June 30, 2001. The backlog also reflects orders of approximately $480,000 for twenty-six FS-2000 Felling Machines. Delivery of the FS-2000 is expected to begin in the first quarter of fiscal year 2002. In addition, the Company has received requests from in excess of seventy-five different manufacturers for FS-2000 trial units and information about the FS-2000. The Company also has indications of interest for additional orders totaling approximately $2,125,000 relating to products, other than the Felling Machine, using the Electronic Gearing Technology. There is no assurance that these indications of interest will become firm orders or that the Company will be successful in developing these products.

     Subsequent to December 31, 2000, the Company acquired the assets and assumed certain liabilities of two companies: (1) MidSouth Sign Company, LLC, a Knoxville, Tennessee sign fabrication and site survey company, and (2) The LandOak Company, LLC, a Knoxville, Tennessee vehicle and equipment leasing company, with the effective date of the purchases deemed to be January 1, 2001. Management expects both businesses will bring operating synergies to the Company including sharing of manufacturing expertise and the development of customer financing programs. Each business will be operated and managed as an autonomous business unit by a wholly-owned subsidiary of TTI. Two directors of the Company, Mr. Pat Martin and Mr. Mike Atkins, together own 56% of MidSouth Sign Company, LLC and 100% of The LandOak Company, LLC. TTI issued thirteen million of its Common Shares with a fair value of $2,730,000 to acquire the assets of the two companies. As part of the acquisition, the Company assumed approximately $6.8 million of bank and institutional debt through its two new wholly-owned subsidiaries, of which approximately $6.6 million is co-guaranteed by TTI. These assumed debts have various maturity dates; however, the Company's plan is to try to negotiate more favorable repayment terms over the next 90 to 180 days. Management believes it can successfully obtain more favorable terms or alternative financing sources if needed.

     The Company believes that future results of operations will be influenced by a number of factors including general economic conditions, dependence on key customers and market acceptance of new technology at TES. Because of these factors, as well as other factors and the significant change in operations and strategy at the Company due to the acquisitions, historical results should not be relied on as an indicator of future performance.

FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

     Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform

Act of 1995. In addition, words such as "believes," "anticipates," "expects," "plans" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or events, or timing of events, relating to the Company to differ materially from any future results, performance or achievements of the Company or events, or timing of events, relating to the Company expressed or implied by such forward-looking statements. The Company cannot assure that it will be able to anticipate or respond timely to the changes which could adversely affect its operating results in one or more fiscal quarter. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common securities.

     In the event the Company needs additional financing, there can be no assurance that any such financing will be available on acceptable terms. If such financing is not available on satisfactory terms, the Company may be unable to expand its business or develop new customers as desired and its operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders.

     Some of the more prominent known risks and uncertainties inherent in the Company's business are set forth below. However, this section does not discuss all possible risks and uncertainties to which the Company is subject, nor can it be assumed that there are not other risks and uncertainties which may be more significant to the Company. Such other factors include, among others:

     . the lack of working capital needed to further develop and apply the Electronic Gearing Technology and other products and management's ability to find acceptable financing to supply such working capital in addition to the requirement for additional working capital to finance the operations of two newly acquired businesses in which management of the Company has limited knowledge and expertise;

     . the ability of the Company to successfully meet the debt service requirements or negotiate favorable terms to the debt assumed in the acquisition of the two businesses;

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

     . the dependence on the apparel industry by TES and the potential failure to diversify the product and service offerings of TES and to expand its markets into other industries;

     . the unanticipated expense of new product development, the potential failure by TES to complete new products under development and others started in the future successfully or on a timely, cost effective basis, and the failure of any such products to achieve substantial market acceptance;

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

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits Index

         -------------------------------------------------------------------------------------------------------------------
                                                                                                 Exhibit           Page
                                                                                               Table Number       Number
                                                                                               ------------       ------
         -------------------------------------------------------------------------------------------------------------------
         I.   Plan of Acquisition, Reorganization, Arrangement,                                      2
              Liquidation or Succession
         -------------------------------------------------------------------------------------------------------------------
              (i)   Asset Purchase Agreement Between Tice LOC, Inc., a                                                *
                    Wholly Owned Subsidiary of Tice Technology, Inc., and
                    The LandOak Company, LLC
         -------------------------------------------------------------------------------------------------------------------
              (ii)  Asset Purchase Agreement Among Tice MSS, Inc.,                                                    *
                    a Wholly Owned Subsidiary of Tice Technology, Inc.,
                    MidSouth Sign Company, LLC and Tice Technology, Inc.
         -------------------------------------------------------------------------------------------------------------------
         II.  Articles of Incorporation and Bylaws                                                   3
         -------------------------------------------------------------------------------------------------------------------
              (i)   Certificate of Incorporation of Tice Technology, Inc.                           (i)             +/-
         -------------------------------------------------------------------------------------------------------------------
                    (ii)  Bylaws of Tice Technology, Inc.                                          (ii)             +/-
         -------------------------------------------------------------------------------------------------------------------
         III. Instruments Defining Rights of Security Holders                                        4
         -------------------------------------------------------------------------------------------------------------------
         Common Stock Purchase Warrant Agreement Between Tice                                                         x
         Technology, Inc. and Warrant Agent
         -------------------------------------------------------------------------------------------------------------------
         Form of Promissory Note Issued in Connection with Private Placement                                          #
         Closed on June 25, 1999
         -------------------------------------------------------------------------------------------------------------------
         Warrant Agreement relating to Rights to Purchase up to 100,000 Common                                        #
         Shares of Tice Technology, Inc. Received by Holders of the Promissory Notes
         -------------------------------------------------------------------------------------------------------------------
         Security Agreement Pledging Patents as Security for Promissory Notes                                         #
         -------------------------------------------------------------------------------------------------------------------
         Registration Rights Agreement Giving Purchasers under the Private                                            #
         Placement Closed on June 25, 1999 Certain Demand and Piggyback Registration Rights
         -------------------------------------------------------------------------------------------------------------------
         Option Agreement Relating to Option to Purchase Up to 50,000 Common                                          #
         Shares of Tice Technology, Inc. Granted to Finder
         -------------------------------------------------------------------------------------------------------------------
         Incentive Stock Option Plan and Agreement Between Charles R. West and                                        #
         Tice Technology, Inc.
         -------------------------------------------------------------------------------------------------------------------

* Previously filed as an exhibit to Form 8-K filed by Tice Technology, Inc. on February 9, 2001.

+/- Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Tice Technology, Inc. which became effective August 1, 1997.

x Previously filed as an exhibit to Pre-Effective Amendment No. 2 to the above described Registration Statement.

# Previously filed as an exhibit to Form 10-K for the year ended March 31, 2000.

(b) The Company did not file any reports on Form 8-K during the third quarter of fiscal year 2001.

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

                                      Date: February 12, 2001

                                  By: /s/ David G. Camp
                                      ----------------------------------------
                                      David G. Camp, Chief Financial Officer

                                      Date: February 12, 2001