Form 10-K
period 2001-03-31
TICE TECHNOLOGY INC
filed 2001-08-08
CIK 1020676

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

 X   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934 for the fiscal year ended March 31, 2001 or

--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to
     _____________.

                       Commission file number 333-11591

                             Tice Technology, Inc.
            (Exact Name of Registrant as Specified in Its Charter)

                Delaware                               62-1647888
        (State of Incorporation)           (IRS Employer Identification No.)

                          1808-B North Cherry Street
                          Knoxville, Tennessee  37917
                   (Address of Principal Executive Offices)

                                 (865)524-8997
             (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
          Title of Each Class                     on Which Registered
          -------------------                    ---------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value as of June 26, 2001 (based upon the average bid and asked prices on such date) of the voting and non-voting common equity held by non-affiliates of the registrant was $1,006,920.

     The number of shares outstanding of each class of the registrant's common stock as of June 29, 2001 was: 21,648,329 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

                           Exhibit Index on page 65.

                               TABLE OF CONTENTS

                                                                                                       PAGE
PART I.................................................................................................   2
 Item 1.   Business....................................................................................   2
 Item 2.   Properties..................................................................................   8
 Item 3.   Legal Proceedings...........................................................................   9
 Item 4.   Submission of Matters to Vote of Security Holders...........................................   9
PART II................................................................................................   9
 Item 5.   Market For Registrant's Common Equity And Related Stockholder Matters.......................   9
 Item 6.   Selected Financial Data.....................................................................  11
 Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.......  13
 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..................................  25
 Item 8.   Financial Statements and Supplementary Data.................................................  25
 Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.......  57
PART III...............................................................................................  57
 Item 10.  Directors and Executive Officers of the Registrant..........................................  57
 Item 11.  Executive Compensation......................................................................  59
 Item 12.  Security Ownership of Certain Beneficial Owners and Management..............................  61
 Item 13.  Certain Relationships and Related Transactions..............................................  62
PART IV................................................................................................  64
 Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................  64
SIGNATURES.............................................................................................  67

                                    PART I

Item 1.   Business.

The Company
-----------

     Tice Technology, Inc. ("Tice") is a holding company that was formed in 1996 by Tice Engineering and Sales, Inc. ("TES") and Monogenesis Corporation, a closed-end investment company ("Monogenesis"), to acquire and hold the issued and outstanding stock of TES. During 1997, Tice acquired all of the issued and outstanding stock of TES in exchange for 5,450,220 Common Shares and 750,000 Class B Common Shares. Tice also issued 300,000 Common Shares and 1,000,000 Common Stock Purchase Warrants (the "Warrants") to Monogenesis, most of which were distributed to Monogenesis' shareholders. This established Tice's initial shareholder base of approximately 1,200 institutional investors. Tice also issued 88,560

Common Shares in satisfaction of certain of Tice's debts. Upon completion of the exchange, TES became a wholly owned subsidiary of Tice.

     In conjunction with a private placement of stock during 1999, Tice issued 2,200,000 Common Shares. As part of the private placement, Tice issued warrants for the purchase of an additional 100,000 Common Shares in conjunction with $1,000,000 of long-term debt issued by Tice.

     Effective January 1, 2001, Tice purchased substantially all of the assets of MidSouth Sign Company, LLC in exchange for 5,000,000 of its Common Shares and the assumption of certain liabilities. Also effective on January 1, 2001, Tice purchased substantially all of the assets of The LandOak Company, LLC in exchange for 8,000,000 of its Common Shares and the assumption of certain liabilities. Tice formed two subsidiaries, MidSouth Sign Company, Inc. ("MidSouth") and LandOak Company, Inc. ("LandOak"), in which to operate the businesses purchased.

     Two of Tice's directors, Mike Atkins and Pat Martin, control and are two of the owners of MidSouth Sign Company, LLC and control and are all of the owners of The LandOak Company, LLC. In addition, The LandOak Company, LLC has approximately $24,500,000 in outstanding notes payable and accrued interest payable to investors that were not assumed by Tice. The LandOak Company, LLC and its owners have indemnified Tice with respect to such notes. In addition, Mr. Atkins and Mr. Martin have agreed to continue to personally guarantee certain bank debt which was assumed by Tice in both the LandOak and the MidSouth acquisitions.

     A description of each of the subsidiaries follows:

Tice Engineering and Sales, Inc.("TES")
---------------------------------------

     On June 29, 2001, Tice entered into a letter of intent with the Chairman of the Board of Directors, William A. Tice, whereby Tice will sell certain assets of TES to Mr. Tice in exchange for approximately 4,500,000 of his Tice Common Shares and the assumption of certain liabilities of TES. It is expected, however, that Tice would remain a guarantor of certain operating and capital leases for which Tice would be liable if the buyer failed to make payments. This transaction is conditioned upon the execution of a definitive purchase agreement by July 31, 2001 (such date has been extended by the parties), the acquisition of working capital funding by Mr. Tice and final approval by the Boards of Directors of Tice and TES.

     In addition to the accounts receivable, inventory, property and equipment to be acquired by Mr. Tice, Tice will grant him a license for the patented electronic gearing technology and a license to manufacture and market the FS-2000 felling machine. Upon closing, Tice expects to incur a gain from discontinued operations estimated to be $100,000. In anticipation of this sale, Tice has reduced overhead and payroll at TES.

     TES was incorporated in 1973 and is an engineering firm that provides engineering and technical solutions for the apparel industry by developing new equipment and enhancing customers' existing equipment. Tice researches, designs, develops, tests, manufactures and markets specialized high technology, garment production line stitching machines and related equipment to meet the customer's special production line application requirements. Accordingly, most of TES products are made-to-order pursuant to customer specifications. TES generally retains the rights to the design of all products it develops and obtains patents on many of its products. These patents provide protection for seventeen to twenty years. TES licenses some of its patented technology to other manufacturers.

     In addition to marketing the conventional product line, TES has spent considerable time developing new technology and has obtained six patents. The focus of the research efforts since 1993 has been centered on the electronic gearing technology. This technology was initially developed for the double needle belt loop machine and, by using a computer and servo motors, eliminates approximately 90% of the mechanical parts as well as certain other technical problems associated with machines using traditional technology.

     In 1997, TES granted a major sewing machine manufacturer, Brother Industries, Ltd. of Nagoya, Japan, a nonexclusive license to manufacture products incorporating the patented electronic gearing technology and know-how. In June 1997, TES began receiving income from royalties on sales of machines produced under the license. License fees and royalty income represented 52% of TES revenues for the year ending March 31, 2001. TES also manufactures replacement parts and attachments for its products and provides consulting services.

     TES's success is dependent on its ability to provide solutions to the sewing industry through its existing products and by developing new or enhanced products. TES believes the electronic gearing technology has application to many other types of machines including machines used in industries other than the sewing industry, such as the automotive industry. In addition to the double needle belt loop machine and the lap seam felling machine, TES has built "proof of concept" models of the multi-head buttonhole machine, the plain lock stitch sewing machine, a basic chain stitch machine and a double needle lockstitch machine.

     TES believes that the income received from license fees and royalties will increase over the next several years even assuming the consummation of the sale of certain TES assets and operations described above.

     During the fiscal year ending March 31, 2001, TES redesigned its lap seam felling machine ("felling machine" or "FS-2000") which uses the patented electronic gearing technology and has recently placed the machine with certain customers for evaluation. The redesigned machine is intended primarily for fell seaming of denim, work wear, canvas and other heavy materials. This machine has approximately 90% fewer parts than a traditional sewing machine, thereby reducing maintenance, down time and the need for spare parts. In addition, the design of the unit allows the operator to sit in line with the sewn product, thereby reducing ergonomic injury risk and improving line of sight, production rate and product quality. As a result, the felling machine requires less operator training time and can be run by less skilled operators. The felling machine was initially developed in 1995 as part of a joint development agreement with Levi Strauss & Company ("Levis"), a significant customer of TES at the time. Levis contributed both cash and equipment to the project, but abandoned the project in late 1999 due to a strategic shift by Levis to convert from in-house manufacturing of jeans to the primary use of outside subcontractors. Levis granted sole rights in the project to TES at that time. This change resulted in significantly different requirements for the machine and necessitated the redesign of the original concept.

     In addition to the felling machine, TES is in the process of designing the following equipment that uses its patented electronic gearing technology:

     . A double needle, fully automated lockstitch machine (customer evaluation phase)

     .  A chain stitch sewing machine (awaiting customer action)

Tice believes that the buyer of the assets in the transaction described above will continue these development projects and, under the terms of the proposed license with the buyer, Tice may realize some royalty income in the future.

     TES incurred research and development expenses of $438,535, $193,759 and $172,590, respectively, in fiscal years 2001, 2000 and 1999.

     TES markets its products and services worldwide with the primary concentration of sales being in North America and Central America. TES distributes its products to end users through direct technical sales representatives as well as through an independent sales and distribution network of approximately 50 dealers. With respect to the FS-2000, TES has entered into an exclusive worldwide distribution agreement with AMF REECE to sell and support the machine for all territories outside North America. Both TES and AMF REECE have the right to sell the machine in the United States and Mexico, and TES has an exclusive distribution agreement in place with another distributor in Canada. Management believes that AMF REECE and the buyer of the assets in the transaction described above will continue this relationship.

     Management believes that all of the large Japanese and most of the other manufacturers of equipment for the apparel industry maintain research and development departments. All of these companies are much larger than TES and have much larger research and development capabilities. In addition, management estimates that there are other companies of approximately the same size as Tice that provide similar services and products.

     As of March 31, 2001, TES had backlog orders believed to be firm totaling approximately $32,000, all of which are expected to be completed during fiscal year 2002 prior to the sale of the assets in the transaction described above. The backlog as of March 31, 2000 was approximately $250,000. Deliveries of the FS-2000 are planned for the fiscal year 2002 if the product meets customer expectations and if marketing efforts prove successful. Currently, three FS-2000 felling machines are on evaluation with apparel manufacturers. TES also has indications of interest for additional orders totaling approximately $375,000 relating to products, other than the felling machine, using the electronic gearing technology upon completion of production models. TES has discontinued its efforts to develop new products. The buyer of the TES assets will have the right to continue developing these products under a license to be finalized as part of the sale. There is no assurance that these indications of interest will become firm orders that will result in license fees or royalties for Tice.

     During fiscal year 2001, TES had one customer, VF Jeanswear, that accounted for 46% of its product and service revenues.

     As of March 31, 2001, TES had fourteen full-time employees. This number includes six hourly and eight salaried employees. TES considers its relationship with its employees to be good and none of its employees currently are represented by a union in collective bargaining with TES.

MidSouth Sign Company, Inc. ("MidSouth")
----------------------------------------

     Effective January 1, 2001, MidSouth Sign Company, Inc., a wholly owned subsidiary of Tice, acquired the assets and certain liabilities of MidSouth Sign Company, LLC in exchange for 5,000,000 Common Shares of Tice. MidSouth's primary business is the design, fabrication, installation and service of metal and vinyl signage, primarily for customers in the southeastern United States. In addition, MidSouth operates a division called National Survey Associates ("NSA") which was also purchased by MidSouth that has been providing sign survey, project management and other services to customers on a national basis since 1995.

     MidSouth's sign operations are centered in a 30,000 square foot design and manufacturing facility located in Knoxville, TN. With state-of-the-art spray booths and overhead monorail load systems, MidSouth produces the full range of signs including the largest double-faced internally lighted box pylon signs, lighted channel letters which are installed on buildings, and monument signs. The majority of MidSouth's sign fabrication business is custom, made-to-order sign products. This segment depends on the company's sales and design services team to work closely with customers to design signs that best meet their needs. Signs are designed with the use of computer-aided design systems which electronically transfer specifications to the factory floor. MidSouth installs signs for its customers as well as for other manufacturers with the use of seven crane trucks. A growing segment for the company is the service business which includes cleaning, light bulb replacement, electrical and sign face repair, and repainting. Service is provided in an emergency or on an ongoing preventative maintenance basis.

     MidSouth has its own direct sales team for the sign, installation and service business, the majority of which occurs in Tennessee and Kentucky. MidSouth has considerable sign and installation business with hotel and restaurant chains that are a source of additional sales as they open new sites across the country. Although MidSouth is typically a primary vendor, it also serves as a subcontractor to larger, nationally based sign companies. Conversely, MidSouth retains the services of other sign companies to install signs outside of MidSouth's service area. Competition for sign products and services is intense. Competitive factors are primarily quality, price, project and program management capabilities, design considerations and maintenance services.

     NSA is the fastest growing segment of the MidSouth business. NSA has a national network of contract field agents that perform onsite signage surveys. Utilizing a sophisticated computer database system, NSA's staff compiles and analyzes the survey data to produce signage recommendations and comprehensive assessment reports that are custom designed for each customer's needs. Many of NSA's customers are major companies that have numerous sites nationwide. NSA has provided assessment services for corporate image changes and sign conversions that have resulted from corporate mergers. Using its extensive field network and data management capabilities, NSA has moved into project management which has included ATM logo changes and bank sign conversions. In providing its services, NSA is a primary vendor as well as a subcontractor to larger project management companies. Competition in this segment is intense and consists mainly of sign companies who use in-house staff on a limited scope basis, plus small independent survey companies.

     As of March 31, 2001, MidSouth had backlog orders believed to be firm totaling approximately $908,000, all of which is expected to be completed during fiscal year 2002. A significant part of MidSouth's backlog relates to survey projects at NSA.

     Two major customers, Compass Bank and Jones, Lang, LaSalle, Inc., accounted for 30% and 26%, respectively, of MidSouth's revenues for the period from January 1, 2001 (acquisition date) through March 31, 2001.

     MidSouth employs 54 regular salaried and hourly employees. In addition, due to the cyclical nature of the business at NSA, MidSouth uses additional temporary employees and contractors as the workload dictates (21 as of March 31, 2001). MidSouth considers its relationship with its employees to be good, and none of its employees currently are represented by a union in collective bargaining with MidSouth.

LandOak Company, Inc. ("LandOak")
---------------------------------

     Effective January 1, 2001, Tice acquired all the assets and certain liabilities of The LandOak Company, LLC in exchange for 8,000,000 Common Shares of Tice. The LandOak Company, LLC had previously acquired the assets of Cherokee Rentals, Inc., BFM Leasing, LLC and LandOak Leasing, LLC. LandOak is primarily in the automobile and light truck rental, leasing, financing and sales business. LandOak operates five rental centers around the upper east Tennessee area from Kingsport, Tennessee to Knoxville, Tennessee. In addition, LandOak operates a leasing division where it primarily offers internally financed as well as brokered automobile leasing for individual and commercial clients. LandOak is expanding its leasing business to include equipment-leasing brokering.

     The U.S. daily vehicle rental industry has two principal markets: (1) the highly competitive airport market which accounts for the largest portion of vehicle rentals in the U.S. and (2) local markets which are underserved and less competitive. LandOak operates in the local rental market where customers have a short term need for a vehicle for personal or business use or who require a temporary replacement vehicle while their own vehicle is out of service or is being repaired. LandOak also sells used vehicles and loss damage waiver insurance for the vehicles it rents.

     LandOak incurs substantial debt to finance its rental fleet. LandOak acquires the majority of its vehicles through manufacturer residual value programs that repurchase or guarantee the resale value of the program vehicles at the end of the rental cycle. This gives LandOak predictability in its cost structure and resale values. The program vehicles and the related repurchase commitments of the manufacturer are used as collateral for fleet financing.

     The major national brands such as Hertz, Budget, Alamo, National, Dollar and Thrifty operate predominantly in the airport markets while Enterprise Rent-A-Car operates predominately in the local markets. However, it can be expected that some of the major national brands will expand into the local markets during the next few years.

     The potential for a slowdown in the economy also exists in 2001-2002, possibly reducing rental rates and the demand for rental cars, which would adversely affect the operating results of LandOak. In addition, the vehicle rental business is subject to seasonal variations in customer demand, with the summer period representing the peak season for vehicle rentals. These changes require LandOak to vary the size of its fleet from summer to winter.

     Currently, LandOak does not engage in any franchise arrangements. LandOak's primary competition is from Enterprise as well as second tier rental companies such as Payless and Rent-A-Wreck, automobile dealerships and used car lots. LandOak and its predecessor companies have developed a market position and reputation for providing highly personalized service and flexible rental, lease and financing products designed to meet the specific needs of its customers.

     LandOak is exploring several growth opportunities. One involves operating agreements with retail automotive service providers such as automotive repair centers, body shops and tire centers whereby they would rent cars provided by LandOak. This would provide additional rental centers with a minimum of investment and operating costs. Additionally, LandOak is exploring additional locations and new geographical markets that represent new customer opportunities in the East Tennessee area.

     LandOak has a variety of vehicles including sub-compacts, light trucks, vans and sport utility vehicles for a total of 380 vehicles in its rental fleet. The age of its current fleet ranges from new to four years in age. The company prefers used, low-mileage vehicles and is replacing many of the vehicles to better meet customer demand. In addition, LandOak has approximately 180 vehicles on longer-term leases ranging from six months to five years. The company has three full time employees and one part-time employee who market both internally financed leases and brokered leases. Due to the capital constraints and limited sources of new capital at LandOak, a focus has been placed on the brokered lease business.

     One major customer, Bush Fire Services, accounted for 13% of LandOak's revenues for the period from January 1, 2001 (acquisition date) through March 31, 2001.

     LandOak employs 31 full-time salaried and hourly employees and 1 part-time employee. LandOak considers its relationship with its employees to be good and none of its employees currently are represented by a union in collective bargaining with LandOak.

Item 2.   Properties.

     Tice's corporate headquarters are located in Knoxville, Tennessee and are housed in the manufacturing facility leased through its subsidiary, TES. The facility consists of approximately 44,000 square feet. Of that space, the manufacturing area consists of 33,000 square feet, research and development occupies 4,000 square feet and the administrative offices occupy 7,000 square feet. The facility is located in an industrial area. TES entered into a five year lease agreement in December 1999. The lease allows the company to terminate the agreement after thirty-six months with no penalty, but it must reimburse the landlord for any unamortized improvement costs in case of early termination. As part of the sale of assets by TES described earlier herein, Tice is attempting to renegotiate the terms of this lease.

     MidSouth's operations (with the exception of its National Survey Associates division) are located in Knoxville, Tennessee and are housed in a 30,000 square foot manufacturing and design facility owned by MidSouth. The land and building are subject to a mortgage held by a previous owner which had a principal balance of $173,186 as of March 31, 2001. Of that space, the manufacturing area consists of 25,000 square feet and the remaining 5,000 square feet houses the administrative and design offices. The facility is located in an industrial area. National Survey Associates' operations are located in a 3,000 square foot leased office facility in Claxton, Tennessee near Knoxville. This property is leased through June 2002.

     LandOak's administrative operations are located in approximately 2,500 square feet of office space in Knoxville, Tennessee which is leased from Pat Martin, a director of Tice, on a month-to-month basis with no penalty for termination. In addition, LandOak leases the property at each of its five East Tennessee rental centers. The leases range from 1 year to 5 year terms, are generally in commercial areas and include adequate space for storage of 50 to 100 automobiles. Some of the leases allow for additional terms at LandOak's discretion.

Item 3.   Legal Proceedings.

     There are no material pending legal proceedings to which Tice or its subsidiaries, or to which any of their properties, are subject.

Item 4.   Submission of Matters to Vote of Security Holders.

     No matters were submitted to a vote of security holders of Tice during the fourth quarter of Tice's fiscal year ended March 31, 2001.

                                    PART II

Item 5.   Market For Registrant's Common Equity And Related Stockholder Matters.

     Trading in Tice's Common Shares and Warrants is reported on the Electronic Bulletin Board under the symbol TICE. Reporting commenced on August 28, 1997 but is sporadic so there is no established public trading market for Tice's securities. Over-the-counter market quotations reflect inter-dealer prices without retail mark-up/mark-down or commission and may not necessarily reflect actual transactions. Tice's warrants are not currently reported on the Electronic Bulletin Board and will expire on July 31, 2001.

     The following table reflects the high and low bid prices for the Common Shares and Warrants for each quarter of the fiscal years ended March 31, 2001 and 2000:

                                          Common Stock
                       Common Shares    Purchase Warrants
                     -----------------  -----------------
                       High      Low      High      Low

4/th/ Quarter, 2001     $0.5625   $ 0.21  $ *       $ *
3/rd/ Quarter, 2001     $  0.50   $ 0.21  $ *       $*
2/nd/ Quarter, 2001     $ 0.625   $0.375  $ *       $ *
1/st/ Quarter, 2001     $  1.01   $ 0.50  $ *       $ *

4/th/ Quarter, 2000     $1.0625   $0.375  $ *       $ *
3/rd/ Quarter, 2000     $1.0625   $0.375  $0.001    $0.001
2/nd/ Quarter, 2000     $  1.50   $0.875  $ 0.08    $ 0.08
1/st/ Quarter, 2000     $  2.00   $ 0.75  $0.001    $0.001

*       No trades recorded.

     The approximate number of holders of Common Shares of Tice as of June 29, 2001 was 1,049 (based upon the number of record holders) excluding shareholders whose Common Shares are held in nominee or street name by brokers. The approximate number of holders of Warrants as of that same date was 999 (based upon the number of record holders) excluding holders whose Warrants are held in nominee or street name by brokers.

     Tice has never paid cash dividends on any of its outstanding securities nor have any of Tice's subsidiaries paid cash dividends to Tice. Tice does not anticipate paying cash dividends on any shares in the foreseeable future. Tice is expected to retain earnings to finance expansion of the business and for general corporate purposes. The declaration and payment of any dividends on the Common Shares is at the discretion of the Board of Directors and depends on, among other things, earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors considered relevant by the Board of Directors.

     Effective January 1, 2001, Tice purchased substantially all of the assets of The LandOak Company, LLC, an automobile rental and equipment leasing business. As consideration for the assets, Tice issued 8,000,000 of its Common Shares to the seller and assumed certain liabilities of the seller, including slightly more that $6,000,000 of bank debt and up to $575,000 of accounts payable, taxes, interest, professional fees and other expenses.

     Also effective January 1, 2001, Tice purchased substantially all of the assets of MidSouth Sign Company, LLC, which fabricates, installs and services metal and vinyl signs and provides site surveys. As consideration for the assets, Tice issued 5,000,000 of its Common Shares to the seller and assumed certain liabilities of the seller, including bank debt of approximately $530,000, a promissory note relating to the purchase of real estate of approximately $176,000, debt to related parties of approximately $98,000 and up to $957,000 of accounts payable, taxes, interest, professional fees and other expenses.

     Tice issued 100,000 Common Shares to two individuals in February 2001 in satisfaction of services valued at $70,000.

     Tice claims exemption from registration of the securities issued in connection with the two acquisitions and the private placement under Section 4(2) of the Securities Act of 1933. Securities were issued to only one person in connection with each acquisition and to two individuals in the private placement and therefore the issuances were private transactions. Each of the recipients of the shares issued in connection with the acquisitions has agreed not to transfer the securities for the two years following issuance.

Item 6.   Selected Financial Data.

     The following table summarizes certain selected consolidated financial data of Tice and its subsidiaries and is qualified in its entirety by the more detailed consolidated financial statements and notes thereto appearing elsewhere herein. The data has been derived from the audited consolidated financial statements of Tice.

----------------------------------------------------------------------------------------------------------------
Statement of Earnings Data:
----------------------------------------------------------------------------------------------------------------


                                                                    Years Ended March 31,
                                                                 (Amounts in thousands except
                                                                      per share amounts)
                                                ----------------------------------------------------------------
                                                 2001 (1)        2000          1999          1998          1997
                                                --------       -------        ------       -------        ------
Revenues                                        $  3,990       $   499        $  731       $ 1,344        $1,397
Operating expenses:
  Cost of revenues                                 3,310           662           474           751           815
  Research and development (net)                     439           194           172           208           163
  Selling, general and administrative (2)          1,352           821           560           882           563
  Warrant extension expense                           --            90            --            --            --
                                                --------       -------        ------       -------        ------
  Total operating expenses                         5,101         1,767         1,206         1,841         1,541
Operating loss                                    (1,111)       (1,268)         (475)         (497)         (144)
Total other (expense) income                        (366)          (54)          (90)       (1,370)          298
                                                --------       -------        ------       -------        ------
(Loss) income before income taxes                 (1,477)       (1,322)         (565)       (1,867)          154
Provision for income taxes                            47            21            14            47           113
                                                --------       -------        ------       -------        ------
Net (loss) income                               $ (1,524)      $(1,343)       $ (579)      $(1,914)       $   41
                                                ========       =======        ======       =======        ======
Net (loss) income per common share
  Basic and diluted                             $  (0.12)      $ (0.15)       $(0.09)      $ (0.30)       $ 0.01
----------------------------------------------------------------------------------------------------------------

(1) Financial information for fiscal year 2001 includes the results of operations of the two businesses acquired effective January 1, 2001 and further described elsewhere herein.

(2)  Excludes warrant extension expense of $90,000 in fiscal year 2000.

     The following table summarizes certain selected consolidated financial data of Tice and its subsidiaries by quarter for fiscal years 2001 and 2000. The data has been derived from the unaudited financial statements of Tice.

                                              First           Second             Third            Fourth
                                             Quarter          Quarter           Quarter          Quarter
Fiscal Year 2001
Net sales                                   $ 170,655        $ 182,356         $ 390,416        $3,246,567
Gross profit                                   18,387           (1,865)          245,494           418,284
Net loss                                     (366,436)        (389,880)         (109,781)         (658,161)
Net loss per common share:
 Basic and diluted                          $   (0.04)       $   (0.04)        $   (0.01)       $    (0.03)

Fiscal Year 2000
Net sales                                   $ 130,468        $  87,687         $ 154,196        $  127,114
Gross profit                                   11,756          (34,370)           42,097          (181,959)
Net loss                                     (176,265)        (289,304)         (291,596)         (586,102)
Net loss per common share:
 Basic and diluted                          $   (0.02)       $   (0.03)        $   (0.03)       $    (0.06)


(1) There were no extraordinary items of income or expenses in fiscal years 2001 and 2000.

(2) Third quarter of fiscal year 2001 includes $250,000 of license fee income. There was no license fee income in any other quarter of fiscal years 2001 and 2000.

(3) Fourth quarter of fiscal year 2001 includes sales and expenses of the MidSouth and LandOak subsidiaries which were acquired effective January 1, 2001.

(4) Fourth quarter of fiscal year 2001 includes a $55,000 increase of the inventory obsolescence reserve.

(5) Fourth quarter of fiscal year 2000 includes $122,000 of inventory write offs and a $60,000 increase of the inventory obsolescence reserve.

---------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
---------------------------------------------------------------------------------------------------------------
                                                                      March 31,
                                                                (Amounts in thousands)
                                            -------------------------------------------------------------------
                                             2001 (1)           2000          1999          1998          1997
                                            --------           ------         -----        ------        ------
Total assets                                $ 11,798           $1,330         $ 846        $1,102        $1,001
Total long-term liabilities                 $  5,302           $1,407         $ 630        $  556        $   --
Total stockholders' equity (deficit)        $    961           $ (340)        $(539)       $  (61)       $  176

(1) Financial information for fiscal year 2001 includes the financial position as of March 31, 2001 of the two businesses acquired effective January 1, 2001 and further described elsewhere herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

Year Ended March 31, 2001 Compared with Year Ended March 31, 2000
-----------------------------------------------------------------

     Tice's total operating revenues increased in fiscal year 2001 by 699% to $3,989,994 from $499,465 in fiscal year 2000. This increase was primarily due to the inclusion of revenues from the two newly acquired businesses for the fourth quarter of fiscal year 2001. Operating revenues for the fiscal year include $2,383,223 of operating revenues from MidSouth and $698,874 of operating revenues for LandOak that were generated in the fourth quarter of fiscal year 2001. In management's opinion, MidSouth's revenues are indicative of its expected revenues for the upcoming fiscal year. LandOak's revenue, however, is cyclical based on seasonal factors, with revenues expected to increase during the summer vacation season and to decrease during the fall and winter periods.

     Total operating revenues for TES increased in fiscal year 2001 by 82% to $907,896 from $499,465 in fiscal year 2000. The primary reason for the increase is the inclusion of a one-time $250,000 license fee received during fiscal year 2001 by TES from its licensee. The licensee met a sales milestone with a particular class of product which it manufactured utilizing TES's patented electronic gearing technology. Royalty income increased in fiscal year 2001 by 6% to $221,612 from $209,747 in fiscal year 2000. Product sales and service revenues increased in fiscal year 2001 by 51% to $436,285 from $289,718 in fiscal year 2000. This increase was attributable to increased demand for TES's traditional products and includes no revenue for products utilizing electronic gearing technology. Primarily, in fiscal year 2001, sales of Label Loaders/Folders generated product sales of $175,742 (40% of total sales and service revenue in fiscal year 2001), whereas in fiscal year 2000, sales of the Label Loaders/Folders generated product sales of $82,081 (28% of total sales and service revenue in fiscal year 2000). No other product generated over 10% of total product sales and service revenue in fiscal year 2001 or in fiscal year 2000. A focus on the development of new technology, competition, a shifting apparel market and limited sales and marketing efforts by TES contributed to the weak sales by TES of its traditional products. These products are not expected to generate significant revenue in the future. Products currently under development, such as the FS-2000 that utilizes the electronic gearing technology, are expected to be the primary focus of TES's sales and marketing efforts in the years to come.

     The operating loss declined during fiscal year 2001 by 12% to $1,110,706 from $1,267,656 in fiscal year 2000. This decline is attributable to a reduced operating loss at Tice and TES. The addition of $144,408 in operating income from MidSouth was offset by the $182,157 operating loss at LandOak. Both MidSouth's and LandOak's results of operations are included for the fourth quarter of fiscal year 2001, the period from the acquisition date to the end of the fiscal year.

     Tice and TES (exclusive of MidSouth and LandOak) recorded an operating loss for fiscal year 2001 of $1,072,957 compared to an operating loss of $1,267,656 in fiscal year 2000. The reduced operating loss was due primarily to increased operating revenues at TES, partially offset by increased operating expenses at TES and Tice.

     TES's cost of product sales and service of $662,343 in fiscal year 2001 remained relatively unchanged from $661,941 in fiscal year 2000. Although TES continues to under-utilize manufacturing capacity, management believes that additional reductions to manufacturing costs would be detrimental to TES's ability to complete the development and introduction of new products in the upcoming fiscal year. Cost of product sales and service for MidSouth during fiscal year 2001 was $1,905,541 and was incurred during the fourth quarter of fiscal year 2001 from the acquisition date to the end of the fiscal year. Cost of rentals and leases for LandOak during fiscal year 2001 was $741,810 and was incurred during the fourth quarter of fiscal year 2001 from the acquisition date to the end of the fiscal year.

     At TES, research and development costs increased in fiscal year 2001 by 126% to $438,535 from $193,759 due to the increased efforts toward product development of new products utilizing electronic gearing technology. During fiscal year 2001, TES spent considerable time and money on the development of the FS-2000 felling machine, developed the CS-2000 chain stitch machine and made substantial progress on a dual-head lockstitch machine development project for one customer. Increased costs were comprised of increased salaries, benefits, materials and travel. This level of spending is expected to decrease upon the market launch of the FS-2000 and the completion of the dual-head lockstitch machine project during fiscal year 2002. MidSouth and LandOak incurred no research and development expenses during fiscal year 2001.

     Tice and TES selling, general and administrative expenses increased by 7% to $879,975 in fiscal year 2001 from $821,421 in fiscal year 2000. During fiscal year 2001, there were increased legal and accounting expenses due to the acquisition of the MidSouth and LandOak businesses and increased stock promotion costs, which were partially offset by reduced advertising, marketing, automobile and bad debt expenses. Additionally, during fiscal year 2000, TES incurred expenses associated with its relocation to the present manufacturing and office facility. No relocation expenses were incurred in fiscal year 2001 and salaries and benefits were substantially unchanged from fiscal year 2000. Selling, general and administrative expenses during fiscal year 2001 for MidSouth were $333,275 and for LandOak were $139,221. Selling, general and administrative expenses for MidSouth and LandOak are included for the fourth quarter of fiscal year 2001, the period from the acquisition date until the end of the fiscal year.

     Tice recorded warrant extension expense in fiscal year 2000 of $90,000 in conjunction with the extension of the expiration date of the warrants issued in 1997. The expiration date of the warrants, which was originally July 31, 1999, was extended to July 31, 2001. No expense was incurred in fiscal year 2001.

     Other expenses (net of other income) for Tice and TES increased by $166,119 during fiscal year 2001 to $220,755 from $54,636 during fiscal year 2000 due primarily to higher interest expense of $69,245 and $71,816 lower gain on sale of fixed assets during fiscal year 2001. The additional interest expense was incurred on notes issued to finance working capital and operating losses as well as property and equipment purchases. In fiscal year 2000, TES sold real estate resulting in a $62,469 gain. Other expenses (net of other income) during fiscal year 2001 for MidSouth were $10,116 and for LandOak were $135,520 which were for the fourth quarter of fiscal year 2001, the period from the acquisition date until the end of the fiscal year.

     The provision for income taxes increased in fiscal year 2001 to $47,161 from $20,975 in fiscal year 2000 due to foreign taxes on TES's license fees and slightly increased royalties in fiscal year 2001. Tice was not able to recognize a benefit from the fiscal year 2001 loss or prior years' losses carried forward.

Year Ended March 31, 2000 Compared with Year Ended March 31, 1999
-----------------------------------------------------------------

     Total operating revenues decreased in fiscal year 2000 by 32% to $499,465 from $730,937 in fiscal year 1999. Product sales and service revenues decreased 50% to $289,718 in fiscal year 2000 from $586,186 in fiscal year 1999 as TES worked to complete development of new products featuring electronic gearing technology and sales of traditional products decreased significantly due to increased competition and limited resources available to effectively market the products worldwide. In fiscal year 2000, sales of Automatic J-Tackers, Belt Loop Machines and Label Loaders/Folders generated product sales of $0, $12,900 and $82,082, respectively, representing 0%, 4.5% and 28.3%, respectively, of product sales and service revenues. In fiscal year 1999 these items generated product sales of $103,698, $126,438 and $117,079, respectively, representing 17.7%, 21.6% and 20.0%, respectively, of product sales and service revenues. Royalty income increased 45% in fiscal year 2000 to $209,747 from $144,751 in fiscal year 1999 primarily due to the increase in sales of products by Tice's licensee. The licensee did not introduce any new products or meet any set sales milestones using Tice's electronic gearing technology that would require payment of the established license fees in fiscal year 2000.

     The total operating loss increased approximately 167% due to increased operating expenses and decreased operating revenues.

     Cost of product sales and service, as a percentage of total revenues, increased to 132% in fiscal year 2000 from 65% in fiscal year 1999 primarily due to lower product revenue and increasing costs of revenues. Cost of product sales and service, as a percentage of product sales, increased from 80% in fiscal year 1999 to 228% in fiscal year 2000. This increase was the result of under utilization of the manufacturing capacity coupled with increasing costs associated with preparing for production of the FS-2000, and the write down of certain inventory due to changing market conditions.

     Research and development costs increased 12% to $193,759 in fiscal year 2000 from $172,590 in fiscal year 1999 mainly as the result of higher salary costs partially offset by lower material costs. Minimal new product development activities occurred during fiscal year 1999.

     Selling, general and administrative expenses increased 47% to $821,421 in fiscal year 2000 from $560,009 in fiscal year 1999. This increase was primarily the result of higher compensation and benefit costs due to increases in headcount and benefit programs, increased legal and accounting expenses and increased advertising and promotion expenses resulting from the FS-2000 new product introduction offset somewhat by lower bad debt costs.

     Tice recorded warrant extension expense in fiscal year 2000 of $90,000 in conjunction with the extension of the expiration date of the warrants issued in 1997. The expiration date of the warrants, July 31, 1999, was extended to July 31, 2001.

     Other expenses (net of income) for fiscal year 2000 totaled $54,636 and were comprised mainly of interest expense of $144,001 offset somewhat by the gain on sale of fixed assets of $77,762. Tice incurred interest expense to finance working capital and operating losses as well as the purchase of property and equipment. In fiscal year 1999, interest expense totaled $96,747.

     Tice recorded a higher provision for income taxes of $20,975 in fiscal year 2000 compared to $14,174 in fiscal year 1999 due to foreign taxes withheld on higher royalty income. Tice was not able to recognize a benefit from the fiscal year 2000 loss or prior years' losses carried forward.

Inflation
---------

     Inflation has not had a significant impact on operations to date.

Liquidity and Capital Resources
-------------------------------

     Since its inception, Tice has financed its operations through a combination of cash flow from operations, bank borrowings, borrowings from individuals and the sale of common stock. Capital requirements have arisen primarily in connection with purchases of fixed and intangible assets, and Tice (through its wholly owned subsidiary, TES) has historically made significant expenditures each year for research and development and marketing of new technology, particularly in fiscal year 2001 related to the FS-2000 felling machine and the dual-sew lockstitch machine. In fiscal year 2001, Tice acquired substantially all the assets and assumed certain liabilities associated with two businesses, MidSouth and LandOak, which acquisitions have been described in more detail elsewhere herein. In connection with these acquisitions, Tice has significantly increased the amount of liabilities, increasing the need for capital to meet debt obligations, working capital requirements and investment in property and equipment. In addition, Tice may have additional capital needs as it pursues other acquisitions. Tice's cash flow was affected by the MidSouth and LandOak businesses during only the fourth quarter of fiscal year 2001.

     Net cash used by operating activities was $320,685 in fiscal year 2001, $1,533,007 in fiscal year 2000 and $277,111 in fiscal year 1999. The primary uses of the cash from operating activities in fiscal year 2001 were the net loss of $1,524,258 and the $280,569 increase in accounts receivable (mainly the $338,718 increase at MidSouth partially offset by the $74,238 reduction at LandOak), offset somewhat by $471,908 of depreciation and amortization (mainly $368,125 of vehicle depreciation at LandOak and $71,676 of depreciation and amortization at Tice and TES), a $924,910 increase in accounts payable and accrued expenses (mainly $578,364 at Tice and TES and $358,048 at MidSouth), the $101,187 reduction in inventories (mainly $110,550 at MidSouth) and other increases and decreases of working capital and non-cash items.

     The primary uses of cash from operating activities in fiscal year 2000 was the net loss of $1,343,267, the $143,660 inventory increase and other increases and decreases in working capital and non-cash items, all of which related to Tice and TES only. The primary use of cash from operating activities in fiscal year 1999 was the operating loss of $579,552 partially offset by a $110,989 decrease in receivables and a $147,257 increase in accounts payable and accrued liabilities and other increases and decreases in working capital and non-cash items, all of which related to Tice and TES only.

     Net cash provided by investing activities was $222,135 in fiscal year 2001 and $30,156 in fiscal year 2000. Net cash used by investing activities was $9,488 in fiscal year 1999. The primary source of cash from investing activities in fiscal year 2001 was $246,005 of proceeds from the disposal of property and equipment (mainly $225,005 of vehicle dispositions at LandOak) and $73,177 of cash received from the acquisitions ($70,788 of which was from LandOak), partially offset by $110,249 of purchases of property and equipment (mainly $54,933 of transportation equipment at MidSouth and $54,166 of lease vehicles at LandOak) and other investment items. Fiscal year 2001 purchases of property and equipment were for replacement of lease vehicles at LandOak and an expansion of services at MidSouth.

     The primary sources of cash from investing activities in fiscal year 2000 were the proceeds from the sale of property and equipment, primarily land held for expansion, offset somewhat by purchases of property and equipment and additions to patents, all of which related to Tice and TES only. The primary uses of cash by investing activities in fiscal year 1999 were for capital expenditures and patents, all of which related to Tice and TES only. Purchases of property and equipment were $110,249 in fiscal year 2001, $154,072 in fiscal year 2000 and $3,644 in fiscal year 1999. The purchases of property and equipment during fiscal year 2000 were primarily for the preparation for new product launches and improvements in administrative operations at TES.

     Net cash provided by financing activities was $52,927 in fiscal year 2001, $1,697,524 in fiscal year 2000 and $291,691 in fiscal year 1999. The primary source of funds from financing activities in fiscal year 2001 was $472,221 of proceeds from notes payable (short-term borrowings of $422,221 at TES and $50,000 at MidSouth), $50,000 of proceeds from notes payable to related parties ($50,000 at TES, a short-term borrowing) and $25,000 net proceeds from the issuance of stock, offset somewhat by $326,330 of principal reductions on notes payable and obligations under capitalized lease obligations ($212,310 at TES, $54,714 at LandOak and $59,306 at MidSouth), $50,000 principal reduction of notes payable to related parties and $117,964 reduction in the escrow account at LandOak.

     Cash provided by financing activities in fiscal year 2000 was primarily from $1,004,593 of proceeds from the issuance of notes payable and long-term debt and $1,067,713 from the issuance of stock and stock warrants, offset somewhat by $228,700 of principal payments on notes payable and obligations under capitalized leases and $149,282 of principal payments on notes payable to related parties, all of which related to Tice and TES only. The cash provided by financing activities in fiscal year 1999 was primarily from $335,941 of proceeds from notes payable issued to related parties, $45,207 of proceeds from other notes payable and $90,000 of proceeds from the issuance of stock and stock warrants, partially offset by $174,058 of principal payments on notes payable to related parties and other financing activities, all of which relate to Tice and TES only.

     Principal commitments at March 31, 2001 consisted primarily of notes payable, notes payable to related parties and obligations under capitalized leases, and included both the short-term and long-term debt as described below. Tice used the proceeds of these notes to provide working capital for operations, for the continuing development of the electronic gearing technology, to finance vehicle purchases in the rental and leasing operations at LandOak and to finance the purchase of property and equipment used in the operations at MidSouth. In the past, borrowings have been used to fund the costs of license and royalty agreement negotiations and registration of securities. Several of these notes have been extended to retain working capital. Tice and its subsidiaries also lease certain office and computer equipment, manufacturing equipment and transportation equipment.

     On January 1, 2001, Tice purchased substantially all of the assets and assumed certain liabilities of MidSouth Sign Company, LLC and LandOak Company, LLC in exchange for 13,000,000 Common Shares issued by Tice. Specifically, 8,000,000 restricted Common Shares were issued for the purchase of the assets of LandOak and 5,000,000 restricted Common Shares were issued for the purchase of the assets of MidSouth. These shares carry a two-year restriction as to resale. Additionally, various notes payable, lease obligations, other debt obligations as well as other liabilities were assumed as part of the purchase agreement.

     In connection with the MidSouth and LandOak acquisitions, Tice recorded goodwill of $79,338 and $1,467,999 for the MidSouth and the LandOak acquisitions, respectively, based upon the excess of cost over net assets acquired. These costs are being amortized over ten to fifteen years using the straight-line method. At March 31, 2001, consolidated goodwill net of accumulated amortization was 13% of Tice assets and 158% of Tice shareholder equity. Tice's policy is to evaluate the excess of cost over the net assets of the businesses acquired based on an evaluation of such factors as the environment in which the business operates or if the expected net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset. Management's expectation of future net cash flows of both the MidSouth and LandOak subsidiaries allow for the recovery of goodwill each year during the ten to fifteen year amortization period.

     In acquiring both LandOak and MidSouth, Tice assumed the obligation of and/or became a guarantor for approximately $6,525,000 of bank loans. Two separate notes at LandOak ($5,003,566 and $708,000 as of March 31, 2001) are with one banking institution, and at the time of the acquisition by Tice on January 1, 2001, LandOak Company, LLC was in default under the notes. At closing, the bank agreed to extend its demand for repayment until March 31, 2001, and has subsequently agreed to extend the due date of the notes to April 1, 2002, conditioned upon retirement of $1,000,000 in principal per quarter beginning in the third quarter of the fiscal year ended March 31, 2002. As of June 29, 2001, LandOak had made principal payments of $608,000 against these obligations. Both loans are collateralized by lease vehicles and the $708,000 loan is additionally collateralized by real property owned by one of Tice's directors, Pat Martin. Both Mr. Martin and Mike Atkins, another Tice director, have personally guaranteed both loans. Additionally, Tice assumed liability and provided a guaranty on two other term loans from another banking institution, one at MidSouth and one at LandOak, as well as a line of credit at MidSouth. Specifically, the MidSouth term loan, which had a balance of $224,564 as of March 31, 2001, was recently renewed in June 2001, is due in April 2004 and is being amortized on a seven-year schedule. This same bank also provides a $200,000 working capital line of credit for MidSouth, which recently was renewed in June 2001 and expires in May 2002. At March 31, 2001, MidSouth had borrowed $180,000 under this line of credit. The two MidSouth loans are collateralized by accounts receivable, inventory, personal property and equipment, and are personally guaranteed by Pat Martin, Mike Atkins and two other individuals. The LandOak term loan, which had a balance of $239,714 as of March 31, 2001, is due in September 2002 and is being amortized monthly. This loan is collateralized by lease vehicles and leases and is guaranteed by Mr. Martin and Mr. Atkins.

     Tice assumed liability for a real estate mortgage loan at MidSouth that had a balance of $173,186 as of March 31, 2001. The loan is guaranteed by Tice and is collateralized by the land and building which houses MidSouth's design and manufacturing facility. Management estimates the value of the land and building to be approximately $750,000.

     Related to the MidSouth acquisition, Tice agreed to make principal and interest payments to a financial institution for the benefit of two directors of Tice, Mr. Martin and Mr. Atkins, who are obligors on a loan for which the seller, MidSouth Sign Company, LLC, received the proceeds. Prior to the acquisition, the seller was making the payments to the financial institution. Mr. Martin and Mr. Atkins owned a portion of MidSouth Sign Company, LLC at the time of the sale and continue their ownership interest.

     There are various equipment notes payable and capitalized equipment leases at MidSouth and LandOak that were assumed as part of the acquisitions. These obligations, with interest rates ranging from 6.9% to 13.8%, mature between fiscal years 2002 and 2005, are amortized monthly and are collateralized by the property acquired with the financing.

     TES has a $100,000 note payable to an investor which was due April 2001, but which has been extended on a month-to-month basis by the note holder. This note bears interest at a rate of 12% and is collateralized by TES accounts receivable and inventory. Additionally, TES has an agreement with an accounts receivable financing firm in which the lender will advance 75% of the face value of certain TES invoices for a maximum loan balance of $250,000. TES pays a variable market rate of interest plus additional administrative fees based on the value of the financed invoices. The interest rate on June 29, 2000 was 13.5% and, as of March 31, 2001, Tice had borrowed $14,224 under the line of credit. This obligation is collateralized by TES trade accounts receivable, inventory and general intangibles. Charles West and William Tice, directors and officers of Tice, personally guarantee this the line.

     As of March 31, 2001, TES and Tice had outstanding $491,872 of notes payable to a related party (William A. Tice, Tice's Chairman of the Board of Directors) that are subordinated to all other debts of TES. As of March 31, 2001, TES also had outstanding a $50,000 note payable held by another related party. This note is due quarterly, but is expected to be renewed each quarter as it has been in the past. These notes are included in the obligations to be assumed by Mr. Tice as part of the acquisition contemplated in the letter of intent signed June 29, 2001 and more fully described elsewhere herein.

     In September 2000, Tice issued 35,714 restricted Common Shares and received proceeds of $25,000 in a private placement. In February 2001, Tice issued 100,000 restricted Common Shares in a private placement in exchange for vendor services valued at $70,000.

     In April 1999, Tice completed a private placement whereby investors provided $280,000 of capital in return for 700,000 restricted Tice Common Shares. Additionally, in June 1999, Tice completed a private placement, the proceeds of which were used for working capital, capital expenditures, patent work, retirement of certain notes payables to a shareholder, payment of existing accounts payable and for payment of costs associated with the offering. Upon completion of the offering, Tice issued 1,500,000 restricted Common Shares for $0.70 per share and $1,000,000 in promissory notes for a total of $2,050,000. The notes included warrants to purchase 100,000 restricted Common Shares at $0.50 per share for 48 months. The notes bear interest at 10% per annum. The initial interest payment on the notes was due on June 25, 2000 with interest payments thereafter to be made quarterly. The notes may be prepaid without penalty and are collateralized by Tice's patents on electronic gearing technology.

     In connection with the 1999 private placement, the placement agent received a commission of 10% on the proceeds of the sale of the notes and the shares. The finder received a fee of 3% of the funds raised in the 1999 placements and options to purchase 50,000 restricted Common Shares at $1.00 per share for five years.

     In connection with the 1999 private placements described above, two related party note holders converted notes payable and interest thereon totaling $296,451 into 318,151 Tice Common Shares. In addition, except for a $125,000 payment from the proceeds of the offering, Tice's majority stockholder agreed to subordinate all amounts due him to the $1,000,000 in new notes payable.

     During the past two fiscal years, TES increased, and subsequently decreased, the number of employees, office and manufacturing space and product development capabilities to prepare for anticipated growth in its business. This growth has been slower to develop than anticipated, due primarily to a longer development cycle for new products. Accordingly, TES incurred operating losses for fiscal years 2000 and 2001. In addition, the acquisitions of LandOak and MidSouth have added significant liabilities to the Company and, conversely, potential for significant opportunities for additional equity and debt financing.

     Management anticipates an increase in revenues and cash flows from operations in fiscal year 2002, due in part to the divestiture of the TES operations which, it believes, along with efforts which are underway to locate new financing sources, will be sufficient to meet anticipated cash needs for working capital and capital expenditures for the next year. However, there is no assurance that the Company will be able to meet its operating plans, achieve profitability, or raise additional equity financing.

Effect of Recently Issued Accounting Standards
----------------------------------------------

     In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. In July 1999, the FASB issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB no. 133. SFAS 137 deferred the effective date of SFAS 133, as it pertains to the Company, to July 1, 2000. Management believes that these statements have not had a material impact on the Company.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, or SAB 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. It is effective for all quarters and years ending after December 15, 1999. Management believes that SAB 101 has not had a material effect on Tice's financial position or results of operations.

     In April 2000, the FASB issued FASB Interpretation No. 44 (FIN 44) which clarifies the application of Accounting Principles Board Opinion 25 for certain transactions. The interpretation addresses many issues related to granting or modifying stock options including changes in accounting for modifications of awards such as increased life and reduction of exercise price. It is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The effects of applying the interpretation are to be recognized on a prospective basis from July 1, 2000. Management believes that this interpretation has not had a material impact on Tice.

Future Operations
-------------------

     Management believes that future revenues and are dependent on several factors:

     Tice's management no longer feels that Tice can sustain the operating losses currently being incurred by TES until significant revenues can be generated. Because of this, Tice entered into a letter of intent to sell certain assets and most of the operations of TES to the Chairman of the Board of Directors of Tice, William A. Tice. This letter of intent, described elsewhere herein, allows TES to retain the rights to the patented electronic gearing technology and the patented FS-2000 while allowing the buyer, Mr. Tice, to utilize both technologies under a non-exclusive license for the electronic gearing technology and an exclusive license for the FS-2000 felling machine. TES retains the rights to all current and future royalties and license fees under existing licenses related to the electronic gearing technology. Though conditions related to obtaining working capital funding must be satisfied before this sale occurs, management believes the probability of closure on this transaction is high.

     In the event the transaction described in the June 29, 2001 letter of intent is not consummated, management intends to reduce headcount and overhead further and attempt to locate another buyer for the assets or partner for completion of development of the FS-2000. Management believes there is considerable value in the electronic gearing technology patents and licenses, and also in the rights to the FS-2000 felling machine. Additionally, management believes that current royalties earned under existing licenses will continue and probably increase. However, there is no assurance such a buyer or partner could be located, and future royalties are dependent on TES's licensee and its ability to generate sales of equipment utilizing electronic gearing technology.

     At MidSouth, management anticipates increased revenues from its growing fabrication, installation and service segments. Generally, MidSouth will continue to focus on certain types of signage and industry groups and will continue to focus on developing a reputation for quality products and customer service. As fabrication and installation revenues are dependent on market conditions, they would be expected to decline given a downturn in the general economy. MidSouth is working to expand its service business which is less sensitive to a fluctuating economy.

     At MidSouth's National Survey Associates (NSA) division, revenue is generated through project management services, field services, data management, recommendations and reporting. Presently, NSA depends on several large customers for the majority of its revenues. Efforts are underway to increase its customer base and to expand the scope of customer services to include broader field services, web-enabled data management and project management outside of traditional signage surveys.

     At LandOak, revenues are expected to continue to be generated through the vehicle rental centers. LandOak plans to expand the number of and geographic coverage of its rental centers. LandOak also seeks to develop strategic relationships with automobile and travel industry partners to expand its geographic coverage while minimizing the fixed costs of maintaining vehicle rental centers. Additionally, strategic partnerships are being developed to assist in vehicle acquisition, disposition and maintenance. While the rental business is susceptible to economic conditions, LandOak targets customers such as insurance replacement and commercial fleet accounts to minimize the effects of economic downturns. LandOak is very dependent on its ability to secure long-term financing sources to provide an adequate fleet of rental vehicles. Such financing, while currently in place, is not assured for the long term; the inability to secure such financing would have a negative impact on future LandOak revenues.

     Additionally at LandOak, vehicle and equipment leasing is expected to provide additional revenues in the future. Currently LandOak maintains approximately 150 vehicles on long-term lease contracts. LandOak maintains a dedicated sales group to market brokered lease arrangements to individual and commercial clients.

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

     Acquisition. Tice plans to continue to diversify its business and to seek opportunities through acquisition. Management believes that acquisition opportunities, with the right capital and management, can lead to creation of long term value. There is no assurance that Tice will be able to identify qualified prospects or to have or obtain sufficient capital to be successful in these efforts.

     Diversification and Long-Term Growth. Tice plans to diversify its business and to seek opportunities for long-term growth at TES through additional licensing of the electronic gearing technology and licensing of the technology of the FS-2000 felling machine. At MidSouth, management plans to expand the project management segment and to expand into other geographic areas of the Southeast for the sign fabrication, installation and service segments. At LandOak, efforts are underway to expand the number and geographic coverage of retail outlets. There is no assurance that we will be successful in these efforts.

     Product Development. As described above, TES has been developing new products, including the felling machine, an automated double needle lockstitch machine and a chain stitch machine. Through licensing, TES plans to investigate other new product development opportunities as part of efforts to expand market applications of the electronic gearing technology. There are no assurances that we will be able to identify such opportunities or successfully exploit them once they are identified.

Other Factors Relating to Forward-Looking Statements
----------------------------------------------------

     Statements contained in this Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements or events, or timing of events, to differ materially from any future results, performance or achievements or events, or timing of events, expressed or implied by such forward-looking statements. We cannot assure that we will be able to anticipate or respond timely to the changes that could adversely affect our operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our securities.

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

     Some of the more prominent known risks and uncertainties of Tice's business are set forth below. However, this section does not discuss all possible risks and uncertainties to which Tice and its businesses are subject, nor can it be assumed that there are not other risks and uncertainties which may be more significant.

     Such other factors include, among others, those described in the "Business" section and elsewhere in "Management's Discussion and Analysis" and those factors listed below. Some of those factors will change with the sale of the TES assets and operations described elsewhere herein.

     . the inability to obtain favorable continuous vehicle financing for the rental and leasing operations or to obtain funding sources for the brokered leasing business;

     . the lack of working capital needed to further develop and apply the electronic gearing technology and other products, and management's ability to find acceptable financing to supply such working capital;

     . the potential failure to successfully negotiate additional licensing agreements, or find strategic partners to further develop, or potential buyers for, the TES technology;

     . continued dependence on a small number of significant customers at each of the operations for substantially all of Tice's revenue and the potential loss of one or more major customers;

     . the shortage of qualified and competent engineers or computer technologists and the risk that Tice will be unable to retain key employees and managers, especially in the event of the loss of one or more principal customers;

     . dependence on the apparel industry for most of TES's revenues and the potential failure to diversify our product and service offerings and to expand our markets into other industries;

     . the unanticipated expense of new product development, the potential failure to complete new products under development and others started in the future successfully or on a timely, cost effective basis, and the failure of any such products to achieve substantial market acceptance;

     . the dependence on patents and the ability to protect proprietary products, the potential that existing patents or future patents obtained by TES will not be enforceable, the risk that our products will infringe on patents held by others or the risk that competitors will develop similar or functionally similar products; and

     . the potential adverse effect of competition, the potential failure to provide competitive timely designs of cost-effective solutions, products or services and the potential adverse effect of technological change with which we are unable to keep pace.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS


To the Board of Directors
Tice Technology, Inc. & Subsidiaries


We have audited the accompanying consolidated balance sheet of Tice Technology, Inc. and Subsidiaries as of March 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tice Technology, Inc. and Subsidiaries at March 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



May 21, 2001, except for Note 22
 as to which the date is July 29, 2001


/s/ Coulter & Justus, P.C.
Knoxville, Tennessee

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Tice Technology, Inc. & Subsidiary


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Tice Technology, Inc. & Subsidiary at March 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Knoxville, Tennessee


May 6, 2000 except as to Note 19
  for which the date is July 5, 2000.

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Consolidated Balance Sheets
As of March 31, 2001 and 2000

                                                            2001             2000
Assets
Cash and cash equivalents                                $   173,205      $  218,828
Accounts receivable, less allowance for doubtful
   accounts of $124,000 and $15,000 at March 31,
   2001 and 2000, respectively                             1,581,038          79,295
Current portion of financing notes receivable, less
   allowance for doubtful accounts of $112,000
   at March 31, 2001                                          64,534              --
Employee advances receivable                                  36,650              --
Prepaid expenses and other current assets                     50,623           7,035
Costs and estimated earnings in excess of billings
   on uncompleted contracts                                  233,355              --
Vehicles held for sale, net of accumulated
   depreciation of $25,363 at March 31, 2001                 224,792              --
Inventory, net                                               735,276         591,314
                                                         -----------      ----------
        Total current assets                               3,099,473         896,472
Property and equipment:
   Leasehold improvements                                     79,267           8,523
   Furniture, fixtures and equipment                       1,181,290         653,753
   Rental and lease vehicles                               5,065,126              --
   Building and improvements                                 550,000              --
   Land                                                      200,000              --
   Vehicles                                                  186,323          42,043
                                                         -----------      ----------
        Total property and equipment                       7,262,006         704,319
        Less accumulated depreciation                       (887,280)       (524,451)
                                                         -----------      ----------
        Property and equipment, net                        6,374,726         179,868
Financing notes receivable, less current portion,
   net of allowance for doubtful accounts of $33,000
   at March 31, 2001                                         379,261              --
Escrow account                                               175,471              --
Patents, net                                                 204,617         203,857
Debt issuance costs, net of accumulated amortization
   of $19,053 and $8,166 at March 31, 2001 and 2000,
   respectively                                               24,497          35,384
Goodwill, net of accumulated amortization of $26,449
   at March 31, 2001                                       1,520,888              --
Other assets                                                  19,398          14,830
                                                         -----------      ----------
        Total assets                                     $11,798,331      $1,330,411
                                                         ===========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                    2001             2000
Liabilities and Stockholders' Equity (Deficit)
Current portion of notes payable                                 $ 3,111,490      $        --
Current portion of notes payable to related parties                  104,707           50,000
Accounts payable                                                   1,340,252           32,997
Accrued liabilities                                                  651,311          169,836
Current portion of capital lease obligations                          72,529           10,965
Other current liabilities                                            255,226               --
                                                                 -----------      -----------
        Total current liabilities                                  5,535,515          263,798
Notes payable, less current portion, net of discount of
   $51,898 and $71,510 at March 31, 2001 and 2000,
   respectively                                                    4,612,341          928,490
Notes payable to related parties, less current portion               510,465          445,612
Capital lease obligations, less current portion                      135,055           32,691
Other liabilities                                                     44,393               --
                                                                 -----------      -----------
        Total liabilities                                         10,837,769        1,670,591
Stockholders' equity (deficit):

   Common Shares, par value $.01; 30,000,000 shares
      authorized; 21,648,329 and 8,512,615 shares issued
      and outstanding at March 31, 2001 and 2000,
      respectively                                                   216,483           85,126
   Class B Common Shares, convertible, par value $.01;
      5,000,000 shares authorized; 750,000 shares issued
      and outstanding at March 31, 2001 and 2000                       7,500            7,500
   Class D Common Shares, convertible, par value $.01;
      600,000 shares authorized; none issued or outstanding
      at March 31, 2001 and 2000                                          --               --
   Preferred Shares, par value $.01; 10,000,000 shares
      authorized; none issued or outstanding at March 31,
      2001 and 2000                                                       --               --
   Additional paid in capital                                      5,928,476        3,234,833
   Accumulated deficit                                            (5,191,897)      (3,667,639)
                                                                 -----------      -----------
        Total stockholders' equity (deficit)                         960,562         (340,180)
                                                                 -----------      -----------
        Total liabilities and stockholders' equity (deficit)     $11,798,331      $ 1,330,411
                                                                 ===========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Consolidated Statements of Operations
For the years ended March 31, 2001, 2000 and 1999

                                                            2001             2000             1999
Operating revenues:
   Product sales and service                            $  2,819,508      $   289,718      $  586,186
   Rental and lease income                                   698,874               --              --
   License fees                                              250,000               --              --
   Royalties                                                 221,612          209,747         144,751
                                                        ------------      -----------      ----------

   Total operating revenues                                3,989,994          499,465         730,937

Operating expenses:
   Cost of product sales and service                       2,567,884          661,941         473,678
   Cost of rental and lease revenues                         741,810               --              --
   Research and development                                  438,535          193,759         172,590
   Selling, general and administrative (excludes           1,352,471          821,421         560,009
      warrant extension expense of $90,000 in 2000)
   Warrant extension expense                                      --           90,000              --
                                                        ------------      -----------      ----------
   Total operating expenses                                5,100,700        1,767,121       1,206,277
                                                        ------------      -----------      ----------
Operating loss                                            (1,110,706)      (1,267,656)       (475,340)

Other income (expense):
   (Loss) gain on sale of fixed assets                        (7,916)          77,762           3,274
   Interest expense                                         (353,844)        (144,001)        (96,747)
   Other (expense) income                                     (4,631)          11,603           3,435
                                                        ------------      -----------      ----------
   Net other expense                                        (366,391)         (54,636)        (90,038)
                                                         -----------      -----------      ----------
Loss before income taxes                                  (1,477,097)      (1,322,292)       (565,378)
Provision for income taxes                                    47,161           20,975          14,174
                                                         -----------      -----------      ----------
Net loss                                                 $(1,524,258)     $(1,343,267)     $ (579,552)
                                                         ===========      ===========      ==========
Loss per share:
   Basic and diluted                                     $     (0.12)     $     (0.15)     $    (0.09)
                                                         ===========      ===========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
For the years ended March 31, 2001, 2000 and 1999

                                                                                                                Total
                                                                   Class B    Additional                    Stockholders'
                                                       Common      Common      Paid In       Accumulated       Equity
                                                       Shares      Shares      Capital         Deficit        (Deficit)
Balances, April 1, 1998                                $59,076     $7,500     $1,617,220     $(1,744,820)   $   (61,024)
   Retirement of 375 Common Shares without reissue          (3)         -              3               -              -
   Issuance of 77,500 Common Shares                        775          -         89,225               -         90,000
   Exercise of 5,300 employee Common Share options          53          -          5,247               -          5,300
   Conversion of accounts payable into
      4,000 Common Shares                                   40          -          5,959               -          5,999
   Net loss                                                  -          -              -        (579,552)      (579,552)
                                                       -------     ------     ----------     -----------    -----------
Balances, March 31, 1999                                59,941      7,500      1,717,654      (2,324,372)      (539,277)
   Issuance of 700,000 Common Shares in a
      private placement, net of offering costs           7,000          -        273,000               -        280,000
   Issuance of 1,500,000 Common Shares in a
      private placement, net of offering costs          15,000          -        772,713               -        787,713
   Conversion of related-party debt and accrued
      interest into 318,151 Common Shares                3,181          -        293,270               -        296,451
   Exercise of 400 Common Share warrants                     4          -          3,196               -          3,200
   Extension of expiration of 998,000 warrants               -          -         90,000               -         90,000
   Issuance of 100,000 Common Share warrants
      in a private placement                                 -          -         85,000               -         85,000
   Net loss                                                  -          -              -      (1,343,267)    (1,343,267)
                                                       -------     ------     ----------     -----------    -----------
Balances, March 31, 2000                                85,126      7,500      3,234,833      (3,667,639)     (340,180)

  The accompanying notes are an integral part of these consolidated financial statements.

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit), continued For the years ended March 31, 2001, 2000 and 1999

                                                                                                                     Total
                                                                  Class B       Additional                       Stockholders'
                                                  Common          Common         Paid In       Accumulated          Equity
                                                  Shares          Shares         Capital         Deficit           (Deficit)
 Issuance of 13,000,000 Common Shares
   in connection with the asset purchase
   for MidSouth Sign Company, Inc. and
   LandOak Company, Inc.                        $   130,000     $        --     $2,600,000     $        --        $ 2,730,000
 Issuance of 100,000 Common Shares in a
   private placement in exchange for vendor
   services                                           1,000              --         69,000              --             70,000
 Issuance of 35,714 Common Shares in
   a private placement                                  357              --         24,643              --             25,000
 Net loss                                                --              --             --      (1,524,258)        (1,524,258)
                                                -----------     -----------     ----------     -----------        -----------

Balances, March 31, 2001                        $   216,483     $     7,500     $5,928,476     $(5,191,897)       $   960,562
                                                ===========     ===========     ==========     ===========        ===========


  The accompanying notes are an integral part of these consolidated financial statements.

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended March 31, 2001, 2000 and 1999

                                                               2001             2000           1999
Net cash flows from operating activities:
   Net loss                                                $(1,524,258)     $(1,343,267)     $(579,552)
   Adjustments to reconcile net loss to net
      cash used by operating activities:
         Depreciation                                          408,525           21,846          8,993
         Amortization                                           63,383           20,134          5,296
         Noncash warrant extension expense                          --           90,000             --
         Increase in cash surrender value of life
            insurance                                           (4,568)         (10,770)        (2,572)
         Provision for doubtful accounts receivable              7,932            6,723         28,374
         Change in inventory reserve                            55,000          (60,000)            --
         Loss (gain) on sale of property and equipment           7,916          (77,762)        (3,274)
   Changes in operating assets and liabilities:
         Receivables                                          (280,569)         (20,773)       110,989
         Prepaid expenses                                      (49,091)           1,353            916
         Inventory                                             101,187         (143,660)         6,462
         Accounts payable and accrued liabilities              924,910          (16,831)       147,257
         Other liabilities                                     (31,052)              --             --
                                                           -----------      -----------      ---------
   Net cash used by operating activities                      (320,685)      (1,533,007)     $(277,111)

Cash flows from investing activities:
   Cash received from acquisitions                              73,177               --            --
   Purchases of property and equipment                        (110,249)        (154,072)        (3,644)
   Proceeds from disposal of property and equipment            246,005          207,761          3,793
   Payments received on financing notes receivable              20,396               --             --
   Additions to patents                                         (7,194)         (23,533)        (9,637)
                                                           -----------      -----------     ----------
   Net cash provided (used) by investing activities            222,135           30,156         (9,488)

Cash flows from financing activities:
   Proceeds from loan on life insurance                             --               --         40,040
   Proceeds from notes payable and long-term debt              472,221        1,004,593        341,148
   Net change in escrow account                               (117,964)              --             --
   Principal payments on notes payable and
      long-term debt                                          (300,704)        (374,262)      (184,797)
   Principal payments on capital lease obligations             (25,626)          (3,720)            --
   Net proceeds from issuance of stock and stock
      warrants                                                  25,000        1,067,713         90,000
   Proceeds from exercise of stock options and
      warrants                                                      --            3,200          5,300
                                                           -----------      -----------     ----------
   Net cash provided by financing activities                    52,927        1,697,524        291,691
                                                           -----------      -----------     ----------
   Net (decrease) increase in cash and cash
      equivalents                                              (45,623)         194,673          5,092

Cash and cash equivalents, beginning of year                   218,828           24,155         19,063
                                                           -----------      -----------     ----------
Cash and cash equivalents, end of year                     $   173,205      $   218,828         24,155
                                                           ===========      ===========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the years ended March 31, 2001, 2000 and 1999

Supplemental cash flow information:

                                                                         2001          2000         1999
Cash paid for interest                                                $  345,388     $ 33,193     $ 45,818

Noncash investing and financing activities:
   Stock issued for business acquisitions                              2,730,000           --           --
   Conversion of accrued expenses to notes payable
      to related parties                                                  46,261      118,139      100,929
   Conversion of accrued expenses to stock                                    --        5,026           --
   Conversion of accounts payable to notes payable                            --           --       24,707
   Conversion of accounts payable to notes payable to
      related parties                                                         --           --       19,926
   Conversion of accounts payable to stock                                70,000           --        5,999
   Conversion of notes payable to notes payable to
      related parties                                                         --           --       50,000
   Conversion of notes payable to related parties to stock                    --      291,425           --
   Application of notes receivable from related parties
      to notes payable to related parties                                     --           --       79,610
   Expense and additional paid-in-capital related to
      extension of 998,000 warrants                                           --       90,000           --
   Discount associated with the fair value of warrants issued in conjunction with issuance of $1,000,000 of long-term
      notes payable.  The fair value was reflected in additional paid-in-capital and will be amortized into interest expense
      over the four year term of the notes.                                   --       85,000           --

The accompanying notes are an integral part of these consolidated financial statements.

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Notes to Financial Statements

1.   Summary of Significant Accounting Policies and Other Disclosures

     General Information - Tice Technology, Inc. & Subsidiaries ("Tice" or "the Company") is a diversified business with three operating subsidiaries: Tice Engineering and Sales, Inc. provides engineering and technical solutions, generally through the development or enhancement of equipment for the apparel industry. MidSouth Sign Company, Inc. provides sign fabrication, installation and service products to commercial customers and provides program and project management services and signage surveys through its National Survey Associates division. LandOak Company, Inc. provides vehicle rental and leasing services and brokered equipment leasing services.

     Consolidated Financial Statements - The accompanying consolidated financial statements include the accounts of Tice Technology, Inc. ("TTI") and its three wholly owned subsidiaries, Tice Engineering and Sales, Inc. ("TES"), MidSouth Sign Company, Inc. ("MidSouth") and LandOak Company, Inc. ("LandOak"). The results of operations and cash flows for MidSouth and LandOak are for the period January 1, 2001 (date of acquisition) to March 31, 2001. The consolidation of these entities is collectively referred to as the Company or Tice. All significant intercompany balances and transactions have been eliminated.

     On January 1, 2001, Tice acquired substantially all the assets and assumed certain liabilities related to the operations of both MidSouth and LandOak in exchange for 5,000,000 and 8,000,000 restricted Common Shares, respectively. The acquisition was accounted for by the purchase method.

     The following is pro forma information about the Company had MidSouth and LandOak been acquired as of April 1, 1999:

                                         2001          2000

          Total operating revenues    $11,252,876    $6,354,014
          Net loss                     (2,182,322)     (711,936)
          Loss per share              $     (0.10)   $    (0.05)

     Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less as cash equivalents.

     Escrow Account - The escrow account represents a LandOak cash account that is restricted as to its use by a financial institution as part of its financing arrangement as discussed in Note 7. This account is used to deposit proceeds from vehicles sold in which the financial institution has a secured interest and to purchase additional vehicles.

1.   Summary of Significant Accounting Policies and Other Disclosures
     (continued)


     Trade Accounts Receivable and Concentrations of Credit Risk - The Company, through its MidSouth subsidiary, conducts a substantial portion of its business with two customers in the sign industry (Note 11) with approximately $748,000 of total accounts receivable represented by these customers at March 31, 2001.

     Accounts receivable of the Company are unsecured and due under stated terms. Credit risk with respect to accounts receivable is subject to the financial security of each customer. The Company does not require collateral.

     Fair Value of Financial Instruments - The Company's financial instruments consisted of cash, accounts receivable, financing notes receivable, short-term borrowings and long-term debt. The fair value of these financial instruments approximated the carrying amounts reported in the Consolidated Balance Sheets.

     Vehicles Held for Sale - Vehicles held for sale consist of certain vehicles previously used in LandOak's rental and leasing operations that the Company expects to sell in fiscal year 2002. Management believes the carrying value of these vehicles approximates their fair value.

     Inventories - Inventories are stated at lower of cost or market and are net of reserves for obsolescence. Cost is determined using the first-in, first-out method.

     Property and Equipment - TTI and TES property and equipment are stated at cost. The MidSouth and LandOak property and equipment that were acquired on January 1, 2001 are stated at values estimated by management. Specifically, the LandOak rental vehicles were valued based on a percentage of the retail value as determined by the N.A.D.A. Official Used Car Guide with reserves for estimated losses on resale of certain vehicles. MidSouth and LandOak property and equipment acquired since January 1, 2001 are stated at cost.

     Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets ranging between three and forty years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life. Routine repair and maintenance costs are expensed as incurred. Costs of major additions, replacements and improvements are capitalized. Gains and losses from disposals are included in operating results.

     Patents - Certain legal and other direct expenses incurred to obtain patents on designed and manufactured parts and equipment have been capitalized at their cost to the Company. Amortization is calculated using the straight-line method over the estimated useful lives of the patents, primarily seventeen and twenty years. Amortization expense totaled $6,434, $6,348, and $5,296 during fiscal years 2001, 2000 and 1999, respectively.

1.   Summary of Significant Accounting Policies and Other Disclosures
     (continued)


     Goodwill - The Company formed the subsidiaries MidSouth Sign Company, Inc. and LandOak Company, Inc. during 2000 and purchased substantially all the assets and assumed certain liabilities of the predecessor companies on January 1, 2001. In connection with the acquisitions, the Company recorded goodwill (the excess of cost over net assets acquired) of $79,338 and $1,467,999 for MidSouth and LandOak, respectively. These costs are being amortized over ten to fifteen years using the straight-line method.

     The Company's policy is to evaluate the excess of cost over the net assets of businesses acquired based on an evaluation of such factors as the environment in which the business operates or if the expected net flows (undiscounted and without interest) would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair market value of the related businesses.

     Impairment of Long-Lived Assets - The Company follows the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which (i) requires that long-lived assets to be held and used be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable, (ii) requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell, and (iii) provides guidelines and procedures for measuring impairment losses that are different from previously existing guidelines and procedures in that recoverability is assessed based on estimates of undiscounted expected future cash flows of the asset being evaluated. Management believes that no such impairment has been incurred to date.

     Revenue Recognition and Deferred Revenue - The Company, through its subsidiaries TES and LandOak, generally recognizes revenue at the time related products are shipped or at the time services are rendered. License fees and related royalties are recognized as earned based on sales of equipment by the licensee.

     MidSouth recognizes sales and related expenses on the date the sign is installed or when product title otherwise passes to the customer.

     Revenues from MidSouth's NSA survey contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. This method is used because management considers it to be the best available measure of progress on the survey contracts. Because of inherent uncertainties in estimating costs, it is possible the estimates used will change within the near term. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor and supplies. General and

1.   Summary of Significant Accounting Policies and Other Disclosures
     (continued)


     administrative costs are generally charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

     Advertising Costs - Advertising costs are expensed as incurred.

     Research and Development Costs - Research and development ("R&D") costs, including work performed under contracts to perform R&D for others (development agreements) are expensed as incurred, net of reimbursements (Note 12).

     Income Taxes - The asset and liability method is used in accounting for income taxes, whereby deferred tax assets and liabilities are determined based upon the differences between financial reporting and tax bases of assets and liabilities and are measured based on enacted tax rates and laws when the differences are expected to reverse.

     Accounting for Stock-Based Compensation - The Company records all stock-based compensation awarded to vendors at the fair value of the services received. As permitted by SFAS 123, the Company has chosen to apply APB Opinion 25, Accounting for Stock Issued to Employees and related interpretations in accounting for stock-based compensation awarded to employees.

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

     Reclassifications - Certain amounts in fiscal years 2000 and 1999 have been reclassified to conform to fiscal year 2001 classifications.

     Effect of New Accounting Pronouncements - In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. In July 1999, the

1.   Summary of Significant Accounting Policies and Other Disclosures
     (continued)

     FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB no. 133. SFAS 137 deferred the effective date of SFAS 133, as it pertains to the Company, to July 1, 2000. Management believes that these statements have not had a material impact on the Company.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, or SAB 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. It is effective for all quarters and years ending after December 15, 1999. Management believes that the impact of SAB 101 has not had a material effect on the financial position or results of operations of the Company.

     In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44) which clarifies the application of Accounting Principles Board Opinion 25 for certain transactions. The interpretation addresses many issues related to granting or modifying stock options including changes in accounting for modifications of awards (increased life, reduction of exercise price, etc.). It is effective
     July 1, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The effects of applying the interpretation are to be recognized on a prospective basis from July 1, 2000. Management believes that this interpretation has not had a material impact on the Company.

2.   Costs and Estimated Earnings on Uncompleted and Unbilled Contracts

     As described in Note 1, the Company uses the percentage-of-completion method of accounting for the MidSouth NSA survey contracts in progress as of the balance sheet date. The difference between the estimated revenues as calculated on the contracts in progress at the end of the period and the amounts billed on those contracts before the end of the period results in an asset for those contracts with estimated earnings in excess of billings and a liability for those contracts with billings in excess of estimated earnings, calculated as follows, as of March 31, 2001:

          Estimated revenues on uncompleted and
             unbilled contracts                       $1,050,760
          Less:  billings to date                        817,405
                                                      ----------
          Costs and estimated earnings in excess
             of billings on uncompleted contracts     $  233,355
                                                      ==========

3.   Leases with Company as Lessor

     LandOak's short-term and long-term vehicle leases are accounted for as operating leases. These leases generally have terms of between seven and forty-eight months. At March 31, 2001 the carrying amount of vehicles used in the rental and leasing operations was $5,065,126, and the related accumulated depreciation was $282,545.

     As of March 31, 2001, future minimum lease payments to be received under these leases was as follows:

              2002                                $335,581
              2003                                 177,327
              2004                                 115,705
              2005                                  77,332
              2006                                  27,689
              Thereafter                             1,172
                                                  --------
              Total                               $734,806
                                                  ========

4.   Financing Notes Receivables

     Financing notes receivable are generated from LandOak's sale and financing of vehicles no longer used in its rental and leasing operations. These notes generally have terms of between seven and forty-eight months and bear interest at annual rates of between 15% and 21%. These notes are secured by the vehicles that are sold. The balance of financing notes receivable at March 31, 2001 was $443,795, net of $145,000 allowance for doubtful accounts.

     The Company recognized interest income on these notes only to the extent the estimated net realizable value of the underlying collateral exceeds the note balance and related interest receivable.

5.   Inventories

     Inventories at March 31 consist of:

                                                 2001       2000
      Raw materials                           $ 272,885   $246,970
      Work in process                           242,173    226,346
      Finished goods                            335,218    177,998
                                              ---------   --------
                                                850,276    651,314
      Reserve for obsolescence                 (115,000)   (60,000)
                                              ---------   --------
      Inventory, net                          $ 735,276   $591,314
                                              =========   ========

6.   Notes Payable to Related Parties

     Notes payable to related parties consist of the following at March 31:

                                                                                         2001           2000
       Notes payable to an officer; interest accrued at 10%; due May 2000 to
       March 2003; subordinate to all other Tice and TES debt.                         $491,872       $445,612

       Note payable to an immediate family member of an officer; renewable every
       90 days; interest at 10% due monthly; principal due May 2001.                     50,000         50,000

       The Company has agreed to make principal and interest payments to a financial institution for the benefit of two directors of the Company who are obligors under a loan agreement for which the Company received the loan proceeds; due June 2002; quarterly principal and interest payments of $15,000; interest accrued at the prime rate plus 1% (9.5% at March 31,
       2001).                                                                            73,300             --
                                                                                       --------       --------
       Total                                                                            615,172        495,612
       Less current portion                                                             104,707         50,000
                                                                                       --------       --------
       Notes payable to related parties, less current portion                          $510,465       $445,612
                                                                                       ========       ========

     Principal maturities of notes payable to related parties are as follows:

       2002                                                                 $104,707
       2003                                                                   18,593
       2004                                                                  491,872
                                                                            --------
                                                                            $615,172
                                                                            ========

     During fiscal years 2001, 2000 and 1999, the Company incurred $57,961, $50,667 and $65,690, respectively, in interest expense on notes payable to related parties, which is included with interest expense in the consolidated statements of operations.

7.   Notes Payable

                                                                                             2001             2000
        Note payable to financial institution; due March 2001 and extended to
        April 2002; quarterly principal reductions of $1,000,000 beginning
        October 2001; interest at the LIBOR rate plus 2.3% (7.59% at March 31,
        2001) payable monthly; collateralized by certain LandOak vehicles and leases; guaranteed by two directors of the Company; restricts use of a cash escrow account only for the purchase of vehicles and giving a
        security interest to the financial institution (Note 1).                          $5,003,566        $     --

        Note payable to financial institution; due March 2001 and extended to
        April 2002; principal reductions are a portion of the $1,000,000 minimum required by the note payable above; interest at the institution's prime rate (8% at March 31, 2001) payable monthly; collateralized by a building owned by two directors of the Company; guaranteed by two directors of the
        Company.                                                                             708,000              --

        Revolving line of credit from financial institution up to $200,000; due on demand; interest at the institution's prime rate plus 1% (9% at March 31,
        2001) payable monthly; collateralized by substantially all of MidSouth's assets excluding real property; guaranteed by two directors of the
        Company.                                                                             180,000              --

        Note payable to financial institution; due September 2002; monthly principal and interest payments of $10,933 with a balloon payment of all remaining principal and interest due September 2002; interest accrued at
        7.75%; collateralized by certain LandOak vehicles and leases; guaranteed
        by two directors of the Company.                                                     239,714              --

        Notes payable to investors, net of $51,898 and $71,510 discount at March
        31, 2001 and 2000, respectively; principal due June 2003; interest accrued at 10% with the first interest payment due June 2000 and
        quarterly thereafter; collateralized by certain TES patents.                          $948,102        $928,490

        Note payable to financial institution; due May 2001 and extended to April
        2004; monthly principal and interest payments of $4,501 through April
        2001 and variable monthly principal and interest payments thereafter based on 84 months amortization with a balloon payment of all remaining principal and interest due April 2004; interest accrued at 8.75% through
        April 2001 and at the institution's prime rate plus 1.75% thereafter;
        collateralized by substantially all of MidSouth's assets excluding real
        property; guaranteed by two of the Company's directors.                                224,564              --

        Note payable to financial institution; due May 2001; monthly principal and interest payments of $4,133; interest accrued at 9.5%; collateralized by
        certain insurance premiums.                                                              4,133              --

        Note payable to financial institution due July 2003; monthly principal and interest payments of $4,006; interest accrued at 12%; collateralized by
        certain equipment.                                                                      97,023              --

        Note payable to financial institution; due August 2003; monthly principal and interest payments of $438; interest accrued at 6.9%; collateralized
        by certain equipment.                                                                   13,319              --

        Note payable to a business; due January 2010; monthly principal and interest payments of $2,314; interest accrued at 8.5%; collateralized by
        certain real estate.                                                                   173,186              --

Notes to Financial Statements, Continued
7.    Notes Payable (continued)

       Note payable to an investor; due April 5, 2001; principal and interest payable at maturity; interest accrued at 12%; collateralized by TES
       accounts receivable and inventory.                                                    $  100,000            $     --

       Note payable to a company; due January 2002; monthly principal payments of
       $1,000 plus accrued interest with a balloon payment of all remaining principal and interest due January 2002; interest accrued at 9.5%;
       collateralized by certain transportation equipment.                                       18,000                  --

       Revolving line of credit up to $250,000 from a financing company; due June
       15, 2001 and has been extended to June 15, 2002; 75% advance rate on customer invoices submitted; principal and interest payable as customer invoices are paid; interest accrued at prime rate plus 4%, minimum of
       13.5% (13.5% at March 31, 2001); collateralized by TES trade accounts receivable, inventory and general intangibles; guaranteed by Tice and two
       officers of TES.                                                                          14,224                  --
                                                                                             ----------            --------

       Total                                                                                  7,723,831             928,490

       Less current portion                                                                   3,111,490                  --
                                                                                             ----------            --------
       Notes payable, less current portion                                                   $4,612,341            $928,490
                                                                                             ==========            ========

      Principal maturities of notes payable and long-term debt are as follows:

           2002                                                                                                  $3,111,490
           2003                                                                                                   3,325,265
           2004                                                                                                   1,010,910
           2005                                                                                                      47,780
           2006                                                                                                      52,167
           Thereafter                                                                                               176,219
                                                                                                                 ----------
                                                                                                                 $7,723,831
                                                                                                                 ==========

8.    Lease Obligations

     The Company leases certain equipment under agreements that are classified as capital leases. These agreements expire on dates between March 2002 and January 2006. According to the terms of the agreements, the Company is required to pay all maintenance and insurance costs. The Company incurred interest expense related to these leases totaling $9,315 and $1,641 during fiscal years 2001 and 2000, respectively, and none in 1999.

     The Company leases various equipment under lease agreements classified as operating leases that expire on dates between July 2001 and June 2005. Additionally, the Company leases office space and rental sites under lease agreements that are also classified as operating leases that expire on dates between March 2002 and March 2006. Total lease and rental expense under all operating leases was $171,316, $97,781 and $81,276 for fiscal years 2001, 2000 and 1999, respectively.

     During fiscal year 2001, the Company sold certain equipment for $74,291 and then entered into an agreement to lease this equipment back. This was accounted for as a capital lease and is included in the future minimum lease schedule below.

     Future minimum payments for leases, by year and in the aggregate, consist of the following as of March 31, 2001:

                                                                                               Operating         Capital
                                                                                               --------------------------
       2002                                                                                    $252,226          $ 95,259
       2003                                                                                     243,852            81,501
       2004                                                                                     223,016            34,400
       2005                                                                                     167,749            24,105
       2006                                                                                      62,663            18,629
                                                                                               --------------------------
       Total minimum lease payments                                                            $949,506           253,894
                                                                                               =============
       Amount representing interest                                                                                46,310
                                                                                                              -----------
       Present value of minimum lease payments (including $72,529 classified as
         current)                                                                                                $207,584
                                                                                                             ============

     Property and equipment includes the following amounts for property and equipment acquired under capital leases as of March 31:

                                                                                                 2001              2000
                                                                                             ----------------------------
     Furniture, fixtures and equipment                                                         $224,589           $46,065
     Accumulated amortization                                                                   (18,866)           (3,635)
                                                                                             ----------------------------
                                                                                               $205,723           $42,430
                                                                                             ============================

     Amortization on these assets, computed by the straight-line method over the life of the asset or the term of the lease, is included in depreciation expense.

9.   Income Taxes

     For tax purposes, as of March 31, 2001, the Company has net operating loss and foreign tax credit carryovers available to offset future income taxes. These carryovers expire as follows:

                    Net Operating Loss                                                Foreign Tax Credit
          Year                Year of                                    Year             Year of
       Generated            Expiration            Amount               Generated         Expiration         Amount
-----------------------------------------------------------       --------------------------------------------------------
          1997                2017               $  149,268              1998               2003           $ 47,020
          1998                2018                  515,167              1999               2004             14,174
          1999                2019                  472,518              2000               2005             20,975
          2000                2020                1,176,870              2001               2006             47,161
          2001                2021                1,300,015
                                               ------------                                            ------------
                                                 $3,613,838                                                $129,330
                                               ============                                            ============

     Significant components of the Company's deferred tax assets and liabilities as of March 31, 2001 and 2000 are as follows:

                                                          2001        2000
                                                      -----------   -----------
     Deferred tax assets:

       Capitalized inventory                          $   110,266   $  43,735
       Accrued vacation                                    12,468       2,702
       Inventory reserves                                  43,654      15,600
       Allowance for doubtful accounts                     13,286       3,900
       Warrants                                            34,164      23,400
       Depreciation and amortization                       15,320          --
       Net operating loss carryovers                    1,371,813     689,913
       Foreign tax credit carryovers                      129,330      82,169
                                                      -----------   ---------
       Total deferred tax assets                        1,730,301     861,419
       Valuation allowance for deferred tax assets     (1,723,776)   (861,419)
                                                      -----------   ---------
    Net deferred tax assets                                 6,525          --

    Deferred tax liability-prepaid expenses                 6,525          --
                                                      -----------   ---------

    Net deferred tax assets                            $       --   $      --
                                                       ==========   =========

     During 2001 and 2000, the Company increased its valuation allowance by $862,357 and $368,683, respectively. Management is unable to currently assert that it is more likely than not that the net deferred tax asset will be realized.

     The Company's provision for income taxes is made up entirely of foreign taxes paid. The reconciliation of income taxes computed at the U.S. federal statutory tax rates (34% in 2001 and 21% in 2000 and 1999) to the provision for income taxes is as follows:

                                                                                           2001        2000        1999
                                                                                         ---------   ---------   ---------
     Taxes at U. S. statutory rates                                                      $(502,213)  $(277,681)  $(118,729)
     State income taxes, net of federal tax benefit                                        (58,493)    (67,163)    (28,978)
     Foreign taxes paid                                                                     47,161      20,975      14,174
     Permanent differences                                                                   9,191       7,453       2,531
     Change in valuation allowance                                                         862,357     368,683     153,574
     Change in valuation allowance due to change
      in rates used                                                                       (310,842)         --          --
     Other                                                                                      --     (31,292)     (8,398)
                                                                                         ---------   ---------   ---------
                                                                                         $  47,161   $  20,975   $  14,174
                                                                                         =========   =========   =========

10.  Segment Information

     The Company has three operating segments: TES, which manufactures and sells equipment and services in the industrial sewing machines market; MidSouth, which manufactures, installs and services signs and provides sign surveys and project management services in the sign industry; and LandOak, which provides daily and longer term vehicle rental and leasing. The following is a summary of certain financial information relating to the three segments. No information is provided for previous years since the acquisition of MidSouth and LandOak occurred on January 1, 2001. The table below includes twelve months of information for TES and Tice, and three months of operations of MidSouth and LandOak (from January 1, 2001 (date of acquisition) to March 31, 2001):

    Year Ended March 31, 2001             TTI/TES   MidSouth  LandOak    Total
    (Amounts in thousands)
         Net Operating Revenues           $   908     $2,383   $  699   $ 3,990
         Operating Profit (Loss)           (1,073)       144     (182)   (1,111)
         Interest Expense                     213         19      122       354
         Segment Assets                     1,079      3,245    7,474    11,798
         Depreciation and Amortization         72         32      368       472


11.  Major Customers and Export Sales

     The Company had two customers (at MidSouth) that represented 21% and 18%, respectively, of the Company's consolidated product and service revenues in fiscal year 2001, one customer (at TES) that represented 39% of the consolidated product and service revenues in fiscal year 2000 and three customers (at TES) that represented 31%, 22% and 12%, respectively, of the consolidated product and service revenues in fiscal year 1999.

     Approximately 0.3%, 6%, and 13% of the Company's consolidated product and service revenues were export sales in fiscal years 2001, 2000 and 1999, respectively, all of such sales occurring at TES. All export sales are paid in U.S. funds either in advance of shipment or with an irrevocable letter of credit and, therefore, there are no gains or losses included in operations related to foreign currency exchanges.

12.  Research and Development Costs and Joint Development Agreement

     Research and development costs consist of the following approximate amounts for the periods ended March 31:

                            2001      2000       1999

       Salaries         $354,000  $174,000   $125,000
       Travel             21,000     2,000         --
       Insurance           8,000     4,000      5,000
       Payroll taxes      22,000    13,000      9,000
       Telephone           2,000     3,000      3,000
       Utilities           4,000     2,000      1,000
       Depreciation        9,000     5,000         --
       Materials              --    (9,000)    30,000
       Other              19,000        --         --
                        --------  --------   --------
                        $439,000  $194,000   $173,000
                        ========  ========   ========

     In December 1994, the Company entered into an agreement with a denim-clothing manufacturer to develop a specialized sewing machine for the manufacture of jeans. This agreement was accounted for by the Company in accordance with SFAS 68. The manufacturer reimbursed the Company a total of $300,000 for research and development costs, providing $150,000 in both fiscal years 1996 and 1995. TES incurred total costs related to this agreement of $18,600 in fiscal year 1999 that are included in the research and development costs above. TES incurred no costs related to this agreement during fiscal years 2001 and 2000. TES has the right to sell the specialized sewing machines to third parties. A royalty agreement between TES and the denim-clothing manufacturer has been waived by the manufacturer and the manufacturer has withdrawn from the project. TES has sold no machines to third parties as of March 31, 2001. After extensive redesign of the equipment by TES due to the manufacturer's withdrawal from the project, the equipment is currently undergoing field evaluation by customers.

13.  License and Royalty Agreement

     In June 1996, TES entered into a nonexclusive license and royalty agreement with a sewing machine manufacturer to use the electronic gearing sewing machine technology developed and patented by TES. Under the terms of the agreement, the licensee is to pay TES $250,000 upon the sale of the first class of machine built by the licensee using the technology. In addition, the licensee is to pay TES an additional $250,000 plus royalties of 1.75% to 2% of the sales price for sales of each class of sewing machine produced and sold by the licensee using TES's technology, and also pay TES $250,000 for sales of each class of machine that reach a $30,000,000 sales milestone by the licensee. The licensee has no obligation to apply TES's technology to additional classes of industrial sewing machines. Royalty income from the sale of the machines produced under this agreement was $221,612, $209,747, and $144,751, respectively, in fiscal years 2001, 2000, and 1999. Additionally, in fiscal year 2001 the Company received a $250,000 license fee as sales for one class of machine reached the $30,000,000 sales milestone.

14.  401(k) and Simple IRA Plans

     TES's 401(k) plan is available to all full-time and part-time employees who have completed six months of continuous employment with TES. TES can make discretionary matching contributions as determined by the TES Board of Directors at the beginning of each plan year. The matching contribution vests at 20% per year over a five-year period. Each year, employees must work a minimum of 1,000 hours. Vesting at the plan start date was retroactive to the date of employment for individuals employed by TES prior to the plan start date. TES made contributions of $6,641, $3,936 and $3,485, respectively, in fiscal years 2001, 2000 and 1999.

     MidSouth has a Savings Incentive Match Plan for Employees of Small Employers (SIMPLE) ("the Plan") covering employees that receive at least $5,000 in compensation for the calendar year. Employees may contribute up to $6,000 to the plan. The Company makes a matching contribution equal to each participating employee's contributions up to a limit of 3% of the employee's compensation for the year, subject to certain restrictions. All contributions are fully vested and non-forfeitable. From the date of acquisition, January 1, 2001, to March 31, 2001, the Company's expense related to the Plan was $12,013.

     LandOak does not have an employee retirement or savings plan.

15.  Stock Warrants

     On August 1, 1997, the Company issued 1,000,000 warrants to Monogenesis Corporation of which a portion was distributed to Monogenesis shareholders. The warrants, each of which entitles the holder to purchase one Common Share of the Company, have an exercise price of $8.00 and were to expire two years from the date of issuance. As of March 31, 2001, 800 warrants had been exercised and 1,200 warrants had been cancelled.

     In February 2000, the Company extended the expiration date of the 1997 warrants to July 31, 2001. As a result, the Company recorded $90,000 of expense and additional paid-in capital in fiscal year 2000. In connection with the extension, the Company obtained a no-action letter from the Securities and Exchange Commission ("SEC") stating that the SEC would not object to the Company's extension of the exercise period of the warrants and deferral of filing a post-effective amendment to its registration statement covering the sale of stock underlying the warrants until exercise of the warrants is likely, i.e. when the market price of the shares more closely matches the exercise price of the warrants. The Company cannot permit a holder of the warrants to exercise them until the Company files an amended registration statement and delivers a current prospectus to warrant holders. There is no restriction as to buying, selling or trading of these warrants; however, all restrictive conditions outlined above apply to any new holders of these warrants as well. It is not anticipated that the Company will file a post-effective amendment to its registration statement prior to the expiration date of July 31, 2001.

     On June 25, 1999, the Company issued 100,000 warrants to holders of notes payable issued in a private placement transaction (Note 16). The warrants, each of which entitles the holder to purchase one Common Share of the Company, have an exercise price of $.50 and expire four years from the date of issuance.

16.  Private Placement Transaction

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

     On June 25, 1999, the Company issued 1,500,000 Common Shares for $1,050,000 and notes payable of $1,000,000. The notes bear interest at 10%, mature four years from issuance and are secured by certain patents related to the Company's electronic gearing technology. Included with the notes payable were warrants to purchase 100,000 Common Shares (Note 15). The price paid for each Common Share was $0.70. The fair value of the shares on the date of issuance was determined to be $1.00 per share. The difference between the actual price paid for the shares and the fair value on that date was considered a cost of the offering and has been reflected in additional paid-in-capital. In addition, the Company incurred additional costs of approximately $262,000 associated with the stock issuance that were charged to additional paid-in-capital. Approximately $43,000 of costs were associated with the issuance of the notes payable. These costs are being amortized over the four-year term of the notes. The Company has recorded an $85,000 discount associated with the issuance of the warrants in the private placement. This discount was determined using the Black-Scholes pricing model and is being amortized as interest expense over the term of the notes.

     In connection with the offering, the Company issued an option to purchase 50,000 restricted Common Shares at $1.00 per share for five years as a finder's fee. The fair value of the options is considered a cost of the offering and is reflected in additional paid-in-capital.

17.  Acquisitions

     Commensurate with the formation of two of the Company's subsidiaries, MidSouth Sign Company, Inc. and LandOak Company, Inc., the Company acquired the assets and assumed certain liabilities of the predecessor companies. Two directors of the Company owned at the time of purchase and continue to own a portion of one of the sellers and 100% of the other. The businesses are operated and managed as autonomous business units and are wholly owned subsidiaries of the Company. The acquisition was facilitated through the issuance of 13,000,000 of the Company's Common Shares and is summarized as follows:

        Assets acquired:

          Cash                                          $    73,177
          Notes and accounts receivable                   2,016,678
          Inventory                                         300,150
          Property and equipment                          6,921,058
          Goodwill                                        1,547,337
          Other assets                                       89,261

       Liabilities assumed:
          Accounts payable and accrued expenses          (1,313,945)
          Notes payable and long-term debt               (6,903,716)
                                                        -----------
       Common Shares issued                             $ 2,730,000
                                                        ===========
18.  Contingent Liabilities

     The Company is subject to claims in the ordinary course of business. Management believes the ultimate resolution of these matters will have no material impact on the financial condition, results of operations or cash flows of the Company.

19.  Loss Per Share

     Basic and diluted loss per share was computed by dividing the net loss applicable to common stock by the weighted average common shares outstanding during each period. Potential common shares are not included in the computation of diluted per share amounts in periods when the Company reports a loss. Potentially dilutive common equivalent shares were 3,550 for fiscal year 1999 and none for fiscal years 2000 and 2001. Basic and diluted loss per share are the same for all classes of the Company's common stock (thus they are not presented separately) because they have non-cumulative dividend rights of which none were available for distribution under the terms of the Certificate of Incorporation.

     Following is a reconciliation of the numerators and denominators of the basic and diluted loss per share:

                                         2001          2000         1999
     Loss:
       Basic and diluted:
         Loss available to common
            stockholders             $(1,524,258)  $(1,343,267)  $ (579,552)
     Shares:
       Basic and diluted:
         Weighted average common
            shares outstanding        12,503,828     8,833,449    6,701,752

20.  Stock Options

     The Company established a stock option plan in fiscal year 1998 to provide additional incentives to its officers and employees. Eligible persons are determined by management. Each option granted under the plan is exercisable only during a fixed term from the date of grant as specified by management, but generally not to exceed 10 years. Options are fully vested on the date of grant. In fiscal year 1998, the Board of Directors approved the issuance of up to 54,750 options to acquire Common Shares of which 43,750 options were granted during fiscal year 1998 and became fully vested upon the effective date of the registration statement. No additional options were granted under this plan during fiscal year 1999, 11,000 additional options were granted during fiscal year 2000 and no additional options were granted during fiscal year 2001.

     The Company established an additional stock option plan in fiscal year 1999 as a means to attract, retain and motivate its employees, non-employee board members and independent contractors. Eligible persons are determined by management. Each option granted under the plan is exercisable only during a fixed term from the date of grant as specified by management, but generally not to exceed 10 years. Vesting requirements of the options are determined by management, but are generally not less than one year from the date of grant. The exercise prices of the options are at least fair market value on the date of grant. The stockholders approved the issuance of up to 100,000 options to acquire Common Shares. During fiscal year 2000, options to purchase 60,000 shares were granted and in fiscal year 2001 options to purchase 20,000 shares were granted.

     In fiscal year 2000, the Company established an incentive stock option plan in conjunction with the appointment of a new President and Chief Executive Officer. The Company granted the employee options to purchase 690,071 Common Shares of the Company. Under the plan, options to purchase 230,024 shares vested on the first anniversary and are exercisable at a price of $1.00 per share, options to purchase 230,024 shares vested on the second anniversary and are exercisable at a price of $3.50 per share, and the remaining options to purchase 230,023 shares vest on the third anniversary and, if vested, will be exercisable at a price of $7.00 per share. All options under the plan must be exercised within five years of vesting or they will expire.

     A summary of outstanding options as of March 31, 2001 and changes during the years ended March 31, 2000 and 1999 is presented below:

                                                 Weighted       Weighted                      Weighted
                                                Average of      Average          Stock        Average
                                    Common       Exercise      Grant Date       Options       Exercise
                                    Shares        Prices       Fair Value     Exercisable      Price
Under option at April 1, 1998       15,291                                       15,291        $1.00
 Options granted                        --
 Options exercised                  (5,300)       $1.00
 Options forfeited                    (713)       $1.00
                                   -------
Under option at April 1, 1999        9,278                                        9,278        $1.00
 Options granted                   761,071        $3.57          $1.24
 Options exercised                      --
 Options forfeited                  (9,278)       $1.00
                                   -------
Under option at April 1, 2000      761,071                                       71,000        $3.57
 Options granted                    20,000        $0.50          $0.10
 Options exercised                      --
 Options forfeited                      --
                                   -------
Under option at March 31, 2001     781,071                                      321,024        $3.49

     The following table summarizes information about stock options at March 31, 2001:

                              Options Outstanding                   Options Exercisable
                   ------------------------------------------     ------------------------
                                     Weighted
                                      Average        Weighted                     Weighted
    Range of         Number          Remaining        Average       Number        Average
    Exercise       Outstanding      Contractual      Exercise     Exercisable     Exercise
     Price         at 3/31/01      Life (months)       Price      at 3/31/01       Price
$ .50 - 1.00         321,024           44.02           $ .97        321,024         $.97
     $  3.50         230,024           62.00           $3.50          --              --
     $  7.00         230,023           74.00           $7.00          --              --

     The weighted average remaining contractual life of outstanding options at March 31, 2001 was 4.84 years. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                      2001              2000
     Dividend growth rate                             0.00%                0.00%
     Expected volatility                             18.70%              177.00%
     Risk-free interest rate                          4.41%                4.87%
     Expected lives                            2 to 5 years         2 to 5 years

     Had compensation expense for the Company's plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts as follows:

                                                      2001              2000
     Net loss                                     $(1,815,219)      $(1,752,809)
     Loss per share                               $     (0.15)      $     (0.20)

21.  Capital Stock

     Classes of stock: The total number of shares which Tice is authorized to issue is 45,600,000 shares and all shares have a par value of $0.01 per share. There are 30,000,000 Common Shares authorized of which 21,648,329 were issued and outstanding as of March 31, 2001. There are 5,000,000 Class B Common Shares authorized of which 750,000 were issued and outstanding as of March 31, 2001. There are 600,000 Class D Common Shares authorized of which none were issued and outstanding as of March 31, 2001. There are 10,000,000 Preferred Shares authorized of which none were issued and outstanding as of March 31, 2001. The Common Shares and the Class B Common Shares are identical in all respects and have equal rights and privileges except as noted below. There are no cumulative voting or any preferential or preemptive rights for any of Tice's classes of stock except that holders of Class B Common Shares have preemptive rights with respect to the issuance of Class B Common Shares only. The board of directors has the authority to issue, in one or more series, Preferred Shares, having such preferences, rights and limitations as established by the Board of Directors. However, the voting rights of Preferred Shares may not exceed the voting rights of Common Shares.

     Dividends: Tice may not pay dividends during any fiscal year to holders of Class B Common Shares: (1) unless the holders of Common Shares are first paid a dividend of at least $0.05 per share, and (2) such dividends per share do not exceed the dividends per share paid to holders of Common Shares. The dividend preference for Common Shares is not cumulative.

     Stock combinations or splits: Combinations or splits of either Common Shares or Class B Common Shares require a proportionate combination or split of the shares of the other class.

     Voting (election of directors): Holders of Common Shares together with the holders of Class D Common Shares and voting Preferred Shares voting together as a separate class elect 25% of the directors. Holders of Class B Common Shares voting as a separate class elect the remaining directors.

     Conversion: Class B Common Shares can be converted into Common Shares at the rate of one Common Share for each Class B Common Share. Class D Common Shares can be converted into Common Shares at the rate authorized by the Board of Directors at the time of issuance of the shares. Such rate cannot exceed 10 Common Shares for each Class D Common Share.

     Transfer:  Class D Common Shares are non-transferable.

     Liquidation: Holders of Common Shares have preference over the Class B Common Shares upon liquidation to the extent of the par value of such shares. Holders of Common Shares receive no further distribution until holders of Class B Common Shares have received the par value of their shares.

     As of March 31, 2001, Common Shares have been reserved as follows:

              Stock options                               781,071
              Warrants                                  1,098,000
              Conversion of Class B Common
                 Shares to Common Shares                  750,000
                                                        ---------
                                                        2,629,071
                                                        =========

22.  Subsequent Events

     Subsequent to year-end, the Company entered into an arrangement with a financial institution providing approximately $1,400,000 in financing to be used for the acquisition of approximately 120 vehicles at LandOak.

     On June 29, 2001, the Company signed a letter of intent with the Chairman of the Board of Directors ("Buyer") to sell certain assets of TES to the Buyer in exchange for approximately 4,500,000 of the Company's Common Shares which the Buyer owns and the Buyer's assumption of certain liabilities of the Company. Should the sale take place, the Company would remain co-guarantor of certain operating and capital leases assumed by the Buyer for which the Company would be liable should the Buyer fail to make contracted payments. This transaction is conditioned upon the completion of a definitive purchase agreement by July 31, 2001 (such date has been extended by the parties), the acquisition of working capital funding by the Buyer and the final approval by the Boards of Directors of the Company and TES.

     In addition to accounts receivable, inventory, property and equipment to be acquired by the Buyer, the Buyer will receive a license to utilize the Company's patented electronic gearing technology and a license to manufacture and market the FS-2000 felling machine. Upon closing, the Company expects to incur a gain from discontinued operations estimated to be $100,000. In anticipation of this sale, the Company has reduced overhead and payroll costs at TES.

23.  Continuing Operations

     As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and resulting cash flow problems. The ability of the Company to continue as a going concern is dependent on management's ability to restore profitable operations and maintain adequate financing until cash flow from operations is sufficient. A substantial portion of the Company's losses have been generated by TES, the segment of the consolidated entity which manufactures and sells equipment and services in the industrial sewing machine market. As discussed in Note 22, the Company signed a letter of intent to sell certain assets of TES to the Chairman of the Board of Directors. In addition, as discussed in Note 7, certain debt agreements with banks have been extended through April 2002. Management feels these actions will contribute to achieving profitability and positive cash flow such that the Company will be able to continue as a going concern.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The following are the executive officers and directors of Tice. Brief descriptions of their experience follow.

          Name                  Position
          ----                  --------
          William A. Tice       Chairman of the Board, President of Tice
                                Engineering and Sales, Inc., Director

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

(2) In connection with their purchase of shares on April 30, 1999 and the private placement offering of debt and equity completed on June 25, 1999, Mr. Tice agreed to elect two designees of the initial purchasers in the private placement (Michael A. Atkins, Patrick L. Martin, and LandOak Securities L.L.C., of which Mr. Atkins and Mr. Martin are members) for so long as they, together with the initial investors under the private placement, own at least 10% of Tice's outstanding common stock. In addition, if the 10% requirement is no longer met, so long as such persons own at least 5% of Tice's outstanding common stock or the promissory notes sold in the private placement remain outstanding, Mr. Tice agreed to elect one of their designees a director. Mr. Atkins and Mr. Martin are the initial designees. With the issuance of the 13,000,000 shares in the acquisition of MidSouth and LandOak, the 10% threshold is no longer met.

     William A. Tice, age 56, has been a director of Tice Technology, Inc. since its incorporation in June 1996. He now serves as President of TES and has served as President and currently serves as Chairman of the Board, Executive Vice President, and a director of Tice Technology, Inc. Mr. Tice served as President and has been a director of TES since 1972 when he purchased the business from his father. Mr. Tice received Associate Degrees in Accounting and Business Administration from Knoxville Business College in 1973. He has over 30 years experience in the sewing industry.

     Charles R. West, age 44, was elected President, Chief Executive Officer and a director of Tice Technology, Inc. effective May 1, 1999. From August 1995 to April 1999, Mr. West was a managing partner of Venture Alliance, LLC, a venture capital firm in Knoxville, Tennessee, during which time he oversaw the launch of three of the firm's eight start-up businesses. In each of the three, he acted as Chief Executive Officer until permanent management was installed. Prior to Venture Alliance, LLC, from 1986 to 1995, Mr. West was President and Chief Executive Officer of MasterCraft Boat Company in Vonore, Tennessee. He was Executive Vice President and General Manager of that company from 1985 to 1986 and Vice President - Finance from 1982 to 1985. Mr. West is a certified public accountant and received a B.S. in Business Administration from The University of Tennessee in Knoxville in 1979.

     David G. Camp, age 54, was elected Chief Financial Officer and Secretary/Treasurer of Tice Technology, Inc. effective January 3, 2000. From January 1, 1999 to December 31, 1999, Mr. Camp was Chief Financial Officer of Functional Pathways of Tennessee, a health care company. From January 1, 1995 to December 31, 1998, Mr. Camp was Chief Financial Officer of Pennant Foods Corp., one of the largest Wendy's restaurant franchise groups in the world. Prior to that he held the positions of Vice President of Finance of International House of Pancakes, Inc. and Serv-a-Portion, Inc., a food processing company. Mr. Camp is a certified public accountant and received a B.S. in Business Administration from Oregon State University in 1969.

     Michael A. Atkins, age 40, was elected a director of Tice Technology, Inc. in May 1999. Beginning January 1, 2001, Mr. Atkins has served as an outside consultant to the LandOak Company, Inc. since its purchase by Tice. Since March of 1983, Mr. Atkins had been employed by The Lanrick Group, Inc. in Knoxville, Tennessee where he provides financial planning and services. Mr. Atkins received a B.S. from Auburn University in Auburn, Alabama in 1982 and a Masters in Financial Planning from The College of Financial Planning in Denver, Colorado in 1994.

     Patrick L. Martin, age 48, was elected a director of Tice Technology, Inc. in May 1999. Since August of 1981, Mr. Martin has been employed by The Lanrick Group, Inc. in Knoxville, Tennessee where he provides financial planning and services. Mr. Martin received a B.A. from the University of Tennessee in Knoxville in 1974 and a Masters in Financial Planning from The College of Financial Planning in Denver, Colorado in 1995.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Tice's directors, officers, and persons who beneficially own more than ten percent of the Common Shares (each, a "Reporting Person") to file reports of ownership and changes of ownership with the SEC. Copies of all filed reports are required to be furnished to the company pursuant to the Exchange Act. Based solely upon a review of the forms and amendments thereto furnished to Tice during the fiscal year ended March 31, 2001, we believe that each Reporting

Person complied with all applicable filing requirements during such fiscal year, except that William A. Tice made a late Form 4 filing on July 26, 2001 for a transaction that occurred during fiscal year 2001.

Item 11.  Executive Compensation

     Effective on May 1, 1999, Tice entered into employment agreements with William A. Tice to serve as its Chairman of the Board and Executive Vice President and Charles R. West to serve as President and Chief Executive Officer. Both agreements are for a term beginning May 1, 1999 and ending April 30, 2002 with automatic one-year renewal terms unless terminated on three-months notice by either party after the initial term. The agreements may be earlier terminated in the event of the death, permanent disability or, upon sixty-days notice, the gross misconduct, material dishonesty or felony conviction of the employee.

     Compensation under both agreements, in addition to benefits provided to other key employees, reimbursement of certain expenses and provision of an automobile or automobile allowance, is a base salary of $150,000 (subject to annual reviews and increases by the Board of Directors) and, beginning in the fiscal year ending March 31, 2001, a target bonus of up to 50% of base salary payable in accordance with achievement of annual goals and objectives set by the Board of Directors. Both agreements also provide that if the employee is terminated without cause, he will be entitled to receive severance pay equal to one year of his then current base salary plus the target bonus of 50% of base pay, payable in a lump sum within fifteen days of termination. Benefits and perquisites continue for one year after termination without cause.

     In addition to the compensation described above, Mr. West received incentive stock options to purchase Common Shares in an amount that will, if fully exercised, together with shares he received in payment of a loan to Tice, bring his cumulative ownership to approximately 3% of the fully diluted outstanding Common Shares of Tice. The options allow for purchases of up to 690,071 Common Shares. One-third of the options vested on the first anniversary of employment and have an exercise price of $1.00 per share, one-third vested on the second anniversary with an exercise price of $3.50 per share and the remainder will vest on the third anniversary with an exercise price of $7.00 per share. The options are exercisable for five years from the date they vest.

     The following table sets forth the compensation of the previous President and Chief Executive Officer, William A. Tice, for the fiscal years ended March 31, 2001, 2000, and 1999 and for Mr. West for the fiscal years ended March 31, 2001 and 2000.

                               Summary Compensation Table
                               --------------------------

                                                                                      Long Term
                                                                                     Compensation
                                               Annual Compensation                      Awards
                                 --------------------------------------------      ---------------
                                                                 Other Annual         Securities
Name and                         Fiscal   Salary       Bonus     Compensation         Underlying
Principal Position                Year    ($)(1)        ($)         ($)(2)        Options / SARs (#)
Charles R. West, President,       2001    150,000       -0-         17,862               -0-
Chief Executive Officer           2000    137,500       -0-         14,492             690,071

William A. Tice, Executive        2001    150,000       -0-         16,650               -0-
Vice President, Chief             2000    137,500       -0-         10,036               -0-
Technology Officer                1999    100,000       -0-          7,442               -0-
                                                                                          -

(1) The salaries listed for fiscal year 2001 includes $116,117 of salaries accrued but not paid to Mr. West and $116,210 of salaries accrued but not paid to Mr. Tice. In addition, Mr. Tice received payroll advances of $24,500 that remain outstanding as of June 29, 2001. The salaries listed for fiscal year 2000 are for eleven months beginning May 1, 1999. Mr. Tice did not receive a salary in April 1999 and Mr. West did not begin employment until May 1, 1999. The entire fiscal year 1999 salary for Mr. Tice was accrued and $25,000 of that salary was converted to a note payable to a related party in fiscal year 1999 and $75,000 was converted to a note payable to a related party in fiscal year 2000.

(2) Other annual compensation includes for Mr. West an automobile allowance (for fiscal year 2001, $12,000 and for fiscal year 2000, $11,000), health insurance premiums (for fiscal year 2001, $4,881 and for fiscal year 2000, $2,367) and 401(k) Plan match (for fiscal year 2001, $981 and for fiscal year 2000, $1,125) which is the same percentage of employer contribution match offered to other employees. For Mr. Tice, other annual compensation includes an automobile allowance (for fiscal year 2001, $12,000, for fiscal year 2000, $8,000; and for fiscal year 1999 $0.00), regular life insurance (for fiscal years 2001 and 2000, $0.00 and for fiscal year 1999, $5,266), health insurance premiums (for fiscal year 2001, $3,669, for fiscal year 2000, $911, and for fiscal year 1999, $2,176), and 401(k) Plan match (for fiscal year 2001, $981, for fiscal year 2000, $1,125, and for fiscal year 1999, $0.00) which is the same percentage of employer contribution match offered to other employees. Tice provided Mr. Tice with the use of a 1989 Mercedes 420 SEL through July 1999 during which time he paid the expenses of operation. Mr. Tice also receives interest on certain notes reflecting funds loaned to Tice as subordinate debt. In fiscal years 2001 and 2000, all such interest was accrued and added to the balance of the notes.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information with respect to ownership of issued and outstanding stock and warrants of Tice Technology by management and 5% or greater shareholders as of June 29, 2001:

-----------------------------------------------------------------------------------------
                                                           Total Number of       Percent
                                                           Securities Owned        of
      Name and Address               Title of Class          Beneficially       Class (1)
      ----------------               --------------        ----------------     ---------
-----------------------------------------------------------------------------------------
William A. Tice (1)              Common Shares                 5,781,025           26%
5315 Kesterbrooke Blvd.          Class B Common Shares           750,000          100%
Knoxville, TN                    Common Stock Purchase               -0-            0%
                                 Warrants
-----------------------------------------------------------------------------------------
Michael A. Atkins (2)            Common Shares                13,327,815           62%
1033 Spyglass Way                Class B Common Shares               -0-            0%
Knoxville, TN                    Common Stock Purchase               -0-            0%
                                 Warrants
-----------------------------------------------------------------------------------------
Patrick L. Martin (3)            Common Shares                13,326,838           62%
30 Riverdell                     Class B Common Shares               -0-            0%
Knoxville, TN                    Common Stock Purchase               -0-            0%
                                 Warrants
-----------------------------------------------------------------------------------------
Charles R. West (4)              Common Shares                   561,199            3%
3516 Navigator Place             Class B Common Shares               -0-            0%
Knoxville, TN                    Common Stock Purchase               -0-            0%
                                 Warrants
-----------------------------------------------------------------------------------------
Monogenesis Corporation          Common Shares                     8,000            *%
Drawer 88, Walker Creek  Rd.     Class B Common Shares               -0-            0%
Walker, WV 26180-9948            Common Stock Purchase           188,000           19%
                                 Warrants
-----------------------------------------------------------------------------------------
Directors and Officers           Common Shares                19,996,877           87%
  As a Group (5)                 Class B Common Shares           750,000          100%
                                 Common Stock Purchase               -0-            0%
                                 Warrants
-----------------------------------------------------------------------------------------

1. Mr. Tice is Chairman of the Board, Executive Vice President, and a director of Tice. The number of Common Shares listed for Mr. Tice includes 750,000 Common Shares that he would receive if he converted his Class B Common Shares. In November 2000, Mr. Tice pledged the 750,000 Class B Common Shares as collateral for a promissory note issued to Mr. Martin. The note was due March 31, 2001 but has not been repaid as of the date of this filing. If Mr. Martin forecloses on this collateral as repayment of the promissory note, Mr. Martin would become the owner of the 750,000 Class B Common Shares.

2. Mr. Atkins is a director of Tice. The number of Common Shares listed for Mr. Atkins includes 326,000 shares owned by his wife, 8,000,000 Common Shares owned by TLC Rental and Leasing, LLC (formerly The LandOak Company,
     LLC), in which Mr. Atkins
     holds a 50% membership interest and 5,000,000 Common Shares owned by AMBG Holdings, LLC (formerly MidSouth Sign Company, LLC), in which Mr. Atkins holds a 25% membership interest.

3. Mr. Martin is a director of Tice. The number of Common Shares listed for Mr. Martin includes 8,000,000 Common Shares owned by TLC Rental and Leasing, LLC (formerly The LandOak Company, LLC), in which Mr. Martin holds a 50% membership interest and 5,000,000 Common Shares owned by AMBG Holdings, LLC (formerly MidSouth Sign Company, LLC), in which Mr. Martin holds a 25% membership interest. In addition, Mr. Martin holds as collateral 750,000 Class B Common Shares for a promissory note due March 31, 2001 by Mr. Tice.

4. Mr. West is President, Chief Executive Officer and a director of Tice. The number of Common Shares listed for Mr. West includes the 460,048 shares he would receive if he exercised his stock options which have vested.

5. The number of Common Shares listed for directors and officers as a group include the 750,000 Common Shares that Mr. Tice would receive if he converted his Class B Common Shares, the 460,048 Common Shares that Mr. West would receive if he exercised his options which have vested, 326,000 Common Shares for Mr. Atkins owned by his wife, 8,000,000 shares for Mr. Martin and Mr. Atkins included because of their ownership of TLC Rental and Leasing, LLC and 5,000,000 shares for Mr. Martin and Mr. Atkins included because of their ownership of AMBG Holdings, LLC.

Item 13.       Certain Relationships and Related Transactions

     Management believes that all of the transactions listed below are at least as fair as a similar transaction with an unaffiliated third party would have been.

     During fiscal years 1996 through 1999, Mr. Tice made loans to TES covered by promissory notes that accrue interest at an annual rate of 10%. As of March 31, 2001, the total amount owed to Mr. Tice on those notes was $491,872. Related to those loans, interest of $46,261 was accrued, not paid and added to principal during fiscal year 2001 and interest of $43,139 was accrued, not paid and added to principal during fiscal year 2000. During fiscal year 1999 Mr. Tice received interest payments of $50,929 with respect to the promissory notes. Mr. Tice has agreed in connection with the private placement made by The Lanrick Group, Inc. that Tice will not make any payments relating to the remaining amounts owed to him until the debt issued in the private placement is paid in full. Mr. Tice has also agreed that the debt to him will be subordinated to all other debts of Tice and TES.

     Daisy L. Tice, Mr. Tice's mother, loaned Tice $50,000 at an interest rate of 10% per annum, renewable in ninety day increments. Interest is payable monthly.

     Mr. West loaned Tice $100,000 at an interest rate of 10% per annum and converted the principal and interest through April 30, 1999 into 101,151 Common Shares of Tice at a rate of $1.00 per share. Mr. West loaned Tice an additional $50,000 on May 31, 2000 at an interest rate of 12% and for a term of nine months to provide additional working capital. The loan was repaid in February 2001 with interest. The terms of Mr. West's note were similar to the terms of three promissory notes in the aggregate totaling $250,000 that were issued to outside investors several weeks later.

     Mr. Atkins and Mr. Martin are members and owners of The Lanrick Group, Inc. which entered into an agreement with Tice during 1999 under which they purchased Common Shares for $0.40 per share and became directors of Tice. A related party, LandOak Securities, LLC, also purchased 100,000 Common Shares for $0.40 per share pursuant to the agreement. Under the agreement, so long as the holders of securities sold by Mr. Atkins, Mr. Martin or their representatives own on a fully diluted basis more than 10% of Tice's outstanding common stock, Mr. Tice agreed to vote his shares to elect two of their nominees to the Board of Directors of Tice Technology. In addition, if the 10% requirement is no longer met, so long as the ownership on a fully diluted basis exceeds 5% of Tice's outstanding common stock or the promissory notes sold in the private placement that closed on June 25, 1999 remain outstanding, Mr. Tice agreed to vote his shares to elect one of their nominees to the Board of Directors. With the issuance of the shares to make the acquisitions effective in January 2001, the 10% threshold is no longer met. The holders of these shares also have certain demand registration and piggyback registration rights.

     The Lanrick Group, Inc. sold the securities offered in the private placement for a commission of 10% of the amount sold and received $197,000 in commissions. Tice reimbursed The Lanrick Group, Inc. $10,000 for legal costs associated with the transactions. Tice also agreed to cause Mr. West to be elected President and Chief Executive Officer of Tice and enter into an employment agreement with him. Mr. Tice and Mr. West agreed that they would not receive any payments from Tice except the compensation approved by the Board of Directors.

     Effective January 1, 2001, Tice purchased substantially all of the assets of MidSouth Sign Company, LLC in exchange for 5,000,000 of its Common Shares and the assumption of certain liabilities. Also effective on January 1, 2001, Tice purchased substantially all of the assets of The LandOak Company, LLC in exchange for 8,000,000 of its Common Shares and the assumption of certain liabilities. Mr. Atkins and Mr. Martin (directors of Tice) control and are two of the owners of MidSouth Sign Company, LLC and control and are all of the owners of The LandOak Company, LLC. In addition, The LandOak Company, LLC has approximately $24,500,000 in outstanding notes payable and accrued interest payable to investors that were not assumed by Tice. The LandOak Company, LLC and its owners have indemnified Tice with respect to such notes. Additionally, Mr. Atkins and Mr. Martin have agreed to continue to personally guarantee certain bank debt which was assumed by Tice in both the LandOak and MidSouth acquisitions.

     Related to the MidSouth acquisition, Tice has agreed to make principal and interest payments to a financial institution for the benefit of Mr. Martin and Mr. Atkins who are obligors under a loan agreement for which the seller, MidSouth Sign Company, LLC, received the loan proceeds. Prior to the acquisition, MidSouth Sign Company, LLC was making the principal and interest payments to the financial institution. Mr. Martin and Mr. Atkins owned at the time of purchase, and continue to own, a portion of MidSouth Sign Company, LLC. The loan is due

June 2002 and Tice makes quarterly principal and interest payments of $15,000. Interest accrues at the prime rate plus 1%. The principal balance as of March 31, 2001 was $73,300.

     On June 29, 2001, Tice signed a letter of intent with the Chairman of the Board of Directors, William A. Tice, to sell certain assets of TES to him in exchange for approximately 4,500,000 of Tice's Common Shares which he owns and his assumption of certain liabilities of TES. In addition to accounts receivable, inventory, property and equipment to be acquired by Mr. Tice, he will receive a license to utilize TES's patented electronic gearing technology and a license to manufacture and market the FS-2000 felling machine. This transaction is conditioned upon the completion of a definitive purchase agreement by July 31, 2001, the acquisition of working capital funding by Mr. Tice and the final approval by the Boards of Directors of Tice and TES.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)(1) Financial Statements (See Item 8)

            (i)    Reports of Independent Auditors
            (ii)   Consolidated Balance Sheets - as of March 31, 2001 and 2000
            (iii)  Consolidated Statements of Operations - For the years ended
                     March 31, 2001, 2000 and 1999.
            (iv)   Consolidated Statements of Changes in Stockholders' Equity
                     (Deficit) - For the years ended March 31, 2001, 2000 and
                     1999
            (v)    Consolidated Statements of Cash Flows - For the years ended
                     March 31, 2001, 2000 and 1999
            (vi)   Notes to Financial Statements

        (2) None

        (3) Exhibits Index

-------------------------------------------------------------------------
                                                     Exhibit       Page
                                                   Table Number   Number
                                                   ------------  --------
-------------------------------------------------------------------------
I.   Plan of Acquisition, Reorganization,                2
     Arrangement, Liquidation or Succession

     (i)    Asset Purchase Agreement Between                         *
            Tice LOC, Inc. a Wholly Owned
            Subsidiary of Tice Technology, Inc.,
            and The LandOak Company, LLC
-------------------------------------------------------------------------
     (ii)   Asset Purchase Agreement Among Tice                      *
            MSS, Inc., a Wholly Owned Subsidiary of
            Tice Technology, Inc., MidSouth Sign
            Company, LLC and Tice Technology, Inc.
-------------------------------------------------------------------------
II.  Articles of Incorporation and Bylaws                3
-------------------------------------------------------------------------
     (i)    Certificate of Incorporation of Tice                     +
            Technology, Inc.
-------------------------------------------------------------------------
     (ii)   Bylaws of Tice Technology, Inc.                          +
-------------------------------------------------------------------------
III. Instruments Defining the Rights of                  4
     Security Holders
-------------------------------------------------------------------------
     (i)    Common Stock Purchase Warrant Agreement                  x
            Between Tice Technology, Inc. and
            Warrant Agent
-------------------------------------------------------------------------
     (ii)   Amendment to Common Stock Purchase                       o
            Warrant Agreement between Tice Technology,
            Inc. and Warrant Agent
-------------------------------------------------------------------------
     (iii)  Form of Promissory Note Issued in                        #
            Connection with Private Placement Closed
            on June 25, 1999
-------------------------------------------------------------------------
     (iv)   Warrant Agreement relating to Rights                     #
            to Purchase up to 100,000 Common Shares of
            Tice Technology, Inc. Received by Holders
            of the Promissory Notes
-------------------------------------------------------------------------
     (v)    Security Agreement Pledging Patents as                   #
            Security for Promissory Notes
-------------------------------------------------------------------------
     (vi)   Registration Rights Agreement Giving                     #
            Purchasers under the Private Placement
            Closed on June 25, 1999 Certain Demand
            and Piggyback Registration Rights
-------------------------------------------------------------------------
     (vii)  Option Agreement Relating to Option                      #
            to Purchase Up to 50,000 Common Shares of
            Tice Technology, Inc. Granted to Finder
-------------------------------------------------------------------------
     (viii) Incentive Stock Option Plan and Agreement                #
            Agreement between Charles R. West and
            Tice Technology, Inc.
-------------------------------------------------------------------------
IV.  Material Contracts                                 10
-------------------------------------------------------------------------
     (i)    Employment Agreement Between William                     #
            A. Tice and Tice Technology, Inc.

-------------------------------------------------------------------------
                                                     Exhibit        Page
                                                   Table Number    Number
                                                   ------------    ------
-------------------------------------------------------------------------
     (ii)   Employment Agreement Between Charles                     #
            R. West and Tice Technology, Inc.
-------------------------------------------------------------------------
     (iii)  Warehouse Sublease Agreement Between                     o
            the Innovo Group, Inc. and Tice
            Engineering & Sales, Inc.
-------------------------------------------------------------------------
V.   Subsidiaries of the Registrant                     21          68
-------------------------------------------------------------------------

*    Previously filed as an exhibit to Form 8-K filed by Tice Technology, Inc.
     on February 9, 2001.
+    Previously filed with Pre-Effective Amendment No. 1 to the Registration
     Statement and incorporated by reference herein.
x    Previously filed with Pre-Effective Amendment No. 2 to the Registration
     Statement and incorporated by reference herein.
# Previously filed with Form 10-K of Tice Technology, Inc. for the period ended March 31, 1999.
o Previously filed with Form 10-Q of Tice Technology, Inc. for the period ended December 31, 1999.

(b)  The registrant filed one Form 8-K during the fourth quarter of fiscal year
     2001 to report (i) that it had completed the acquisitions of substantially all of the assets of two businesses in return for assumption of certain liabilities and issuance of stock and (ii) the change of control resulting from such issuance of shares.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tice Technology, Inc.


By:  /s/ Charles R. West                                      on August 3, 2001
     ---------------------------------------------------------
     Charles R. West, President, Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ William A. Tice                                           on August 3, 2001
--------------------------------------------------------------
William A. Tice, Chairman of the Board, Director


/s/ Charles R. West                                           on August 3, 2001
--------------------------------------------------------------
Charles R. West, President, Chief Executive Officer, Director


/s/ David G. Camp                                             on August 3, 2001
--------------------------------------------------------------
David G. Camp, Chief Financial Officer


/s/ Michael A. Atkins                                         on August 3, 2001
--------------------------------------------------------------
Michael A. Atkins, Director


/s/ Patrick L. Martin                                         on August 3, 2001
--------------------------------------------------------------
Patrick L. Martin, Director