Form 10QSB
period 2001-06-30
TICE TECHNOLOGY INC
filed 2001-08-24
CIK 1020676

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                       Commission File Number 333-11591


                             Tice Technology, Inc.
       (Exact name of small business issuer as specified in its charter)

       Delaware                                                           62-1647888
(State of incorporation)                                                (IRS Employer
                                                                    Identification Number)

                      ___________________________________

                          1808-B North Cherry Street
                         Knoxville, Tennessee   37917
                   (Address of principal executive offices)

                                (865) 524-1070
                          (Issuer's telephone number)

                     ____________________________________

     The number of shares outstanding of each of the registrant's classes of common stock on August 1, 2001 was 21,648,329 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

     Transitional Small Business Disclosure Format:         Yes [ ]  No [X]


                           Exhibit Index at page 21.

                        PART 1 - FINANCIAL INFORMATION


Item 1.    Financial Statements.

                                                                           Page
                                                                           ----

Condensed Consolidated Balance Sheets -- As of June 30, 2001                 2
     and March 31, 2001

Condensed Consolidated Statements of Operations -- For the Three Months      4
     Ended June 30, 2001 and 2000

Condensed Consolidated Statements of Cash Flows -- For the Three Months      5
     Ended June 30, 2001 and 2000

Notes to Condensed Consolidated Financial Statements                         6

                     Tice Technology, Inc. & Subsidiaries
                     Condensed Consolidated Balance Sheets
                     -------------------------------------

                                                        June 30,           March 31,
                                                          2001             2001 (1)
                                                      -----------        -----------
                                                            (unaudited)
Assets
Cash and cash equivalents                             $   178,650        $   173,205
Accounts receivable, net                                1,369,917          1,581,038
Current portion of financing notes receivable, net        163,651             64,534
Employee advances receivable                               36,500             36,650
Prepaid expenses and other current assets                  50,126             50,623
Costs and estimated earnings in excess of billings
  on uncompleted contracts                                 71,000            233,355
Vehicles held for sale, net                               353,587            224,792
Inventory, net                                            837,786            735,276
                                                      -----------        -----------

     Total current assets                               3,061,217          3,099,473
Property and equipment:
  Leasehold improvements                                   79,267             79,267
  Furniture, fixtures and equipment                     1,193,879          1,181,290
  Rental and lease vehicles                             5,344,289          5,065,126
  Building and improvements                               550,000            550,000
  Land                                                    200,000            200,000
  Vehicles                                                185,718            186,323
                                                      -----------        -----------
     Total property and equipment                       7,553,153          7,262,006

     Less accumulated depreciation                     (1,183,699)          (887,280)
                                                      -----------        -----------

     Property and equipment, net                        6,369,454          6,374,726

Financing notes receivable, net                           257,208            379,261
Escrow account                                            100,561            175,471
Patents, net                                              203,723            204,617
Debt issuance costs, net                                   21,775             24,497
Goodwill, net                                           1,494,438          1,520,888
Other assets                                                   --             19,398
                                                      -----------        -----------

     Total assets                                     $11,508,376        $11,798,331
                                                      ===========        ===========



          See accompanying Notes to Unaudited Condensed Consolidated
                             Financial Statements

(1) The March 31, 2001 Condensed Consolidated Balance Sheets was derived from the audited balance sheet for the year then ended.

                                                                June 30,          March 31,
                                                                  2001            2001 (1)
                                                              ----------        -----------
                                                                      (unaudited)
Liabilities and Stockholders' Equity
Current portion of notes payable                              $ 6,746,529       $ 3,111,490
Current portion of notes payable to related parties               110,010           104,707
Accounts payable                                                1,117,513         1,340,252
Accrued liabilities                                               665,534           651,311
Current portion of capital lease obligations                       72,232            72,529
Other current liabilities                                         213,120           255,226
                                                              -----------       -----------

     Total current liabilities                                  8,924,938         5,535,515

Notes payable, less current portion, net                        1,454,901         4,612,341
Notes payable to related parties, less current portion            504,136           510,465
Capital lease obligations, less current portion                   117,822           135,055
Other liabilities                                                  93,541            44,393
                                                              -----------       -----------

     Total liabilities                                         11,095,338        10,837,769

  Stockholders' equity                                            413,038           960,562
                                                              -----------       -----------

  Total liabilities and stockholders' equity                  $11,508,376       $11,798,331
                                                              ===========       ===========



          See accompanying Notes to Unaudited Condensed Consolidated
                             Financial Statements

(1) The March 31, 2001 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

                     Tice Technology, Inc. & Subsidiaries
                Condensed Consolidated Statements of Operations
                -----------------------------------------------



                                                 For the three months
                                                   ended June 30,
                                               2001              2000
                                            ---------         ----------
                                                     (unaudited)
Operating revenues:
  Product sales and service                  $ 1,795,636      $   110,655
  Rental and lease income                        670,856               --
  Royalties                                       25,500           60,000
                                             -----------      -----------

  Total operating revenues                     2,491,992          170,655

Operating expenses:
  Cost of product sales and service            1,437,810          152,268
  Cost of rental and lease revenues              760,214               --
  Research and development                       116,990          117,189
  Selling, general and administrative            558,326          219,061
                                             -----------      -----------

  Total operating expenses                     2,873,340          488,518

Operating loss                                  (381,348)        (317,863)

Other income (expense):
  Interest expense                              (197,950)         (44,830)
  Loss on sale of fixed assets                      (179)              --
  Other income                                    34,504            2,257
                                             -----------      -----------

  Total other expense, net                      (163,625)         (42,573)
                                             -----------      -----------

Loss before income taxes                        (544,973)        (360,436)
Provision for income taxes                         2,550            6,000
                                             -----------      -----------

Net loss                                     $  (547,523)     $  (366,436)
                                             ===========      ===========

Loss per share:
  Basic and diluted                          $     (0.02)     $     (0.04)
                                             ===========      ===========


     See accompanying Notes to Unaudited Condensed Consolidated Financial
                                  Statements

                     Tice Technology, Inc. & Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                -----------------------------------------------

                                                                       For the three months
                                                                         ended June 30,
                                                                     2001              2000
                                                                  ---------         ----------
                                                                           (unaudited)
Net cash flows from operating activities:
  Net loss                                                        $  (547,523)      $   (366,436)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
     Depreciation                                                     408,581              9,168
     Amortization                                                      35,994              9,053
     Increase in cash surrender value of life insurance                  (750)            (1,730)
     Change in allowance for doubtful accounts                        (13,023)             3,000
     Change in inventory reserve                                        6,000              6,000
     Loss on sale of property and equipment                               179
  Changes in operating assets and liabilities:
     Receivables                                                      365,468            (86,454)
     Prepaid expenses and other assets                                 23,182             (4,156)
     Inventory                                                       (108,510)           (41,111)
     Accounts payable and accrued liabilities                        (196,250)            96,870
     Other liabilities                                                  7,040                 --
                                                                  -----------       ------------

  Net cash used by operating activities                               (19,612)          (375,796)

Cash flows from investing activities:
  Purchases of property and equipment                              (1,454,945)              (463)
  Proceeds from disposal of property and equipment                    922,661                 --
  Payments received on financing notes receivable                      32,809                 --
  Additions to patents                                                   (714)            (2,076)
  Additions to other assets                                           (11,605)            (6,050)
                                                                  -----------       ------------

   Net cash used by investing activities                             (511,794)            (8,589)

 Cash flows from financing activities:
  Proceeds from notes payable to related parties                           --             50,000
  Proceeds from notes payable and long-term debt                    1,223,301            200,000
  Proceeds from life insurance loan                                    20,376                 --
  Principal payments on notes payable to related parties              (13,290)                --
  Principal payments on notes payable and long-term debt             (750,914)                --
  Principal payments on capital lease obligations                     (17,532)            (3,951)
  Net change in escrow account                                         74,910                 --
                                                                  -----------       ------------

  Net cash provided by financing activities                           536,851            246,049
                                                                  -----------       ------------

  Net increase (decrease) in cash and cash equivalents                  5,445           (138,336)

Cash and cash equivalents, beginning of period                        173,205            218,828
                                                                  -----------       ------------

Cash and cash equivalents, end of period                          $   178,650       $     80,492
                                                                  ===========       ============

                      Tice Technology, Inc. & Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)


1.   Condensed Consolidated Financial Statements

     Tice Technology, Inc. & Subsidiaries ("Tice" or "the Company") is a diversified business with three operating subsidiaries: Tice Engineering and Sales, Inc. provides engineering and technical solutions, generally through the development or enhancement of equipment for the apparel industry; MidSouth Sign Company, Inc. provides sign fabrication, installation and service products to commercial customers and provides program and project management services and signage surveys through its National Survey Associates division; and LandOak Company, Inc. provides vehicle rental and leasing services and brokered equipment leasing services.

     The accompanying condensed consolidated financial statements include the accounts of Tice Technology, Inc. ("TTI") and its three wholly owned subsidiaries, Tice Engineering and Sales, Inc. ("TES"), MidSouth Sign Company, Inc. ("MidSouth") and LandOak Company, Inc. ("LandOak"). The acquisitions of the MidSouth and LandOak businesses were effective January 1, 2001. The condensed consolidated balance sheet and the results of operations and cash flows as of and for the three months ended June 30, 2001 include the balance sheets and the results of operations and cash flows of MidSouth and LandOak for the same period. The condensed consolidated balance sheet and the results of operations and cash flows as of and for the three months ended June 30, 2000 exclude the balance sheets and the results of operations and cash flows of MidSouth and LandOak. The consolidation of these entities is collectively referred to as the Company or Tice. All significant intercompany balances and transactions have been eliminated.

     These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as of and for the period ended March 31, 2001.

     The information furnished reflects all adjustments which management believes are necessary for a fair presentation of the Company's financial position as of June 30, 2001 and the results of its operations for the three month periods ended June 30, 2001 and 2000. All such adjustments are of a normal recurring nature.

     Effective January 1, 2001, Tice acquired substantially all the assets and assumed certain liabilities related to the operations of both MidSouth and LandOak in exchange for 5,000,000 and 8,000,000 restricted Common Shares, respectively. The acquisitions were accounted for by the purchase method.

2.   Results of Operations

     The results of operations for the three months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the respective full years.

3.   Inventory

     Inventory consists of the following:

                                       June 30,    March 31,
                                         2001         2001
                                      ---------  ----------
          Raw materials               $ 263,940   $ 272,885
          Work in process               274,127     242,173
          Finished goods                420,719     335,218
                                      ---------   ---------
                                        958,786     850,276
          Reserve for obsolescence     (121,000)   (115,000)
                                      ---------   ---------
          Inventory, net              $ 837,786   $ 735,276
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

     Following is a reconciliation of the numerators and denominators of the basic and diluted loss per share:

                                             Three months
                                            Ending June 30
                                         2001           2000
                                      -------------------------
Loss:
Basic and diluted:

          Loss available to
           common stockholders       $  (547,523)  $   (366,436)

       Shares:
         Basic and diluted:
          Weighted average common
           shares outstanding         22,398,329      9,262,615

5.   Effect of New Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which becomes effective for the Company in fiscal year 2003. This statement supercedes APB Opinion No. 17 and addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition. The statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Management is currently evaluating the impact of adopting this standard.

6.   Notes Payable and Long-Term Debt

     In April 2001, the Company entered into an agreement with a financing institution for two lines of credit to provide financing of up to $1,200,000 for the purchase of rental vehicles and to refinance existing vehicle inventory at LandOak. Under the agreement, the Company is required to make monthly principal payments equal to 2.5% of the outstanding loan balance and monthly interest payments based on an annual interest rate of the prime rate plus 2% (9% as of June 30, 2001). The financing agreement expires in August 2004 and is personally guaranteed by two directors of the Company. In May 2001, the lender authorized a temporary over-advance on the loan. The principal balance as of June 30, 2001 was $1,223,301 and as of July 31, 2001 was $1,010,000.

7.   Income Taxes

     The provision for income taxes relates to foreign taxes on TES's license fees and royalty income.

8.   Segment Information

     The Company has three operating segments: TES which manufacturers and sells equipment and services in the industrial sewing machines market; MidSouth, which manufactures, installs and services signs and provides sign surveys and project management services in the sign industry; and LandOak, which provides daily and longer term vehicle rental and leasing. The following is a summary of certain financial information relating to the three segments for the three months ended June 30, 2001. No information is provided for the same period of the prior year since the acquisition of MidSouth and LandOak occurred on January 1, 2001.

Three Months Ended June 30, 2001          TTI/TES   MidSouth  LandOak    Total
  (Amounts in thousands)
     Revenues from external customers      $   83     $1,738   $  671   $ 2,492
     Intersegment revenues                     --         --        5         5
     Income (loss) before income taxes       (270)       111     (386)     (545)
     Segment assets                         1,037      2,870    7,601    11,508

9.   Subsequent Events

     On June 29, 2001, Tice entered into a letter of intent with the Chairman of the Board of Directors, William A. Tice ("Buyer"), whereby Tice would sell certain assets of TES to the Buyer in exchange for approximately 4,500,000 of his Tice Common Shares and the assumption of certain liabilities of TES. This transaction was conditioned upon the execution of a definitive purchase agreement by August 15, the acquisition of working capital funding by Mr. Tice and final approval by the Boards of Directors of Tice and TES. On August 13, 2001, as announced by the Company, Mr. Tice withdrew from the letter of intent. As a result, the Company has suspended sales, manufacturing, research and development activities at TES.

     Management has reduced headcount and overhead costs related to the TES operation and has begun the process of locating alternative buyers for the business and/or assets. In addition, efforts have commenced to eliminate, reduce or defer TES's obligations under long-term leases and other financing agreements until an orderly sale of assets can occur. Management believes the opportunity exists to generate proceeds from the sale of assets and technology sufficient to satisfy all short and long term liabilities of the Company. However, there is no assurance of achieving this goal which is totally dependent on locating the right buyer and negotiating favorable arrangements.

10.  Continuing Operations

     As shown on the accompanying financial statements, the Company has had recurring losses from operations and resulting cash flow problems. The ability of the Company to continue as a going concern is dependent on management's ability to restore profitable operations and maintain adequate financing until cash flow from operations is sufficient. A substantial portion of the Company's losses have been generated by TES, the segment of the consolidated entity which manufactures and sells equipment and services in the industrial sewing machine market. Management anticipates an increase in revenues and cash flows from operations in fiscal year 2002 from LandOak and MidSouth which, with the termination of the TES operations and the efforts which are underway to locate new financing sources, will be sufficient to meet anticipated cash needs for working capital and capital expenditures for the next year such that the Company will be able to continue as a going concern. However, there is no assurance that the Company will be able to meet its operating plans, achieve profitability or raise additional financing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following analysis of the consolidated financial condition and results of operations of Tice Technology, Inc. and its subsidiaries, Tice Engineering and Sales, Inc., MidSouth Sign Company, Inc. and LandOak Company, Inc., collectively referred to as "Tice" or the "Company," should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and the audited financial statements and notes thereto for the year ended March 31, 2001.

     The Company
     -----------

     Tice Technology, Inc. ("TTI") is a holding company that was formed in 1996 by Tice Engineering and Sales, Inc. ("TES") to acquire and hold the issued and outstanding stock of TES. Effective January 1, 2001, Tice purchased substantially all of the assets of MidSouth Sign Company, LLC in exchange for 5,000,000 of its Common Shares and the assumption of certain liabilities. Also effective on January 1, 2001, Tice purchased substantially all of the assets of The LandOak Company, LLC in exchange for 8,000,000 of its Common Shares and the assumption of certain liabilities. Tice formed two subsidiaries, MidSouth Sign Company, Inc. ("MidSouth") and LandOak Company, Inc. ("LandOak"), in which to operate the businesses purchased. Two of Tice's directors, Mike Atkins and Pat Martin, control and are two of the owners of MidSouth Sign Company, LLC and control and are all of the owners of The LandOak Company, LLC. In addition, The LandOak Company, LLC has approximately $24,500,000 in outstanding notes payable and accrued interest payable to investors that were not assumed by Tice. The LandOak Company, LLC and its owners have indemnified Tice with respect to such notes. In addition, Mr. Atkins and Mr. Martin have agreed to continue to personally guarantee certain bank debt which was assumed by Tice in both the LandOak and the MidSouth acquisitions.

     A brief description of each of the subsidiaries follows:

Tice Engineering and Sales, Inc.("TES")
---------------------------------------

     On June 29, 2001, Tice entered into a letter of intent with the Chairman of the Board of Directors, William A. Tice ("Buyer"), whereby Tice would sell certain assets of TES to the Buyer in exchange for approximately 4,500,000 of his Tice Common Shares and the assumption of certain liabilities of TES. This transaction was conditioned upon the execution of a definitive purchase agreement by August 15, the acquisition of working capital funding by Mr. Tice and final approval by the Boards of Directors of Tice and TES. On August 13, 2001, as announced by the Company, Mr. Tice withdrew from the letter of intent. As a result, the Company has suspended sales, manufacturing, research and development activities at TES.

     Management has reduced headcount and overhead costs related to the TES operation and has begun the process of locating alternative buyers for the business and/or assets. In addition, efforts have commenced to eliminate, reduce or defer TES's obligations under long-term leases and other financing agreements until an orderly sale of assets can occur. Management believes the opportunity exists to generate proceeds from the sale of assets and technology sufficient to satisfy all short and long term liabilities of the Company. However, there is no assurance of achieving this goal which is totally dependent on locating the right buyer and negotiating favorable arrangements

     TES was incorporated in 1973 and is an engineering firm that provides engineering and technical solutions for the apparel industry by developing new equipment and enhancing customers' existing equipment. Tice researches, designs, develops, tests, manufactures and markets specialized high technology, garment production line stitching machines and related equipment to meet the customer's special production line application requirements. Accordingly, most of TES products have been made-to-order pursuant to customer specifications. TES generally retains the rights to the design of all products it develops and obtains patents on many of its products. These patents provide protection for seventeen to twenty years. TES licenses some of its patented technology to other manufacturers.

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

     The major national brands such as Hertz, Budget, Alamo, National, Dollar and Thrifty operate predominantly in the airport markets while Enterprise Rent-A-Car operates predominately in the local markets. However, it can be expected that some of the major national brands will expand into the local markets during the next few years. Currently, LandOak does not engage in any franchise arrangements. LandOak's primary competition is from Enterprise as well as second tier rental companies such as Payless and Rent-A-Wreck, automobile dealerships and used car lots. LandOak and its predecessors have developed a market position and reputation for providing highly personalized service and flexible rental, lease and financing products designed to meet the specific needs of its customers.

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

     LandOak has a variety of vehicles including sub-compacts, light trucks, vans and sport utility vehicles for a total of 380 vehicles in its rental fleet. The age of its current fleet ranges from new to four years in age. The company prefers used, low-mileage vehicles and is replacing many of the vehicles to better meet customer demand. In addition, LandOak has approximately 180 vehicles on longer-term leases ranging from six months to five years. LandOak has three full time employees and one part-time employee who market both internally financed leases and brokered leases. Due to the capital constraints and limited sources of new capital at LandOak, a focus has been placed on the brokered lease business.

Results of Operations

     The Company's revenues historically have been generated primarily from the sales of its products and services at its TES subsidiary, with service revenues representing less than 1% of such revenues. Since TES obtained a patent on its electronic gearing technology in 1995 and in 1997 began licensing the non-exclusive rights to manufacture equipment using the technology to other manufacturers, TES has been receiving license fees and royalties. The accompanying financial statements reflect the recording of revenues due from royalties on two categories of machines sold by the licensee during the period. Management expects that, during the next two years, royalties, although expected to increase, will be a smaller portion of total revenues for the Company due to the acquisitions described in more detail elsewhere and to the proposed sale of the assets of TES. On January 1, 2001, the Company acquired the assets and operations of two additional businesses, MidSouth and LandOak. MidSouth revenues are generated from the sale of its products and services, and LandOak revenues are generated primarily from the rental and leasing of vehicles.

     Due to the acquisitions, TES's historical product sales and service were not material to the results of operations during the quarter ended June 30, 2001. At the Company's MidSouth subsidiary, there is one customer that accounted for 25% of the Company's total operating revenues during the three months ended June 30, 2001. There were no customers at TES or

LandOak who represent greater than 10% of the Company's total revenues. Domestic sales accounted for 100% of sales during the three months ended June 30, 2001.

     The following table sets forth the percentage of total revenues represented by certain items reflected in the Company's unaudited condensed consolidated statements of operations.

                                                   Percentage of Total Revenues

                                                        For the Three Months
                                                           Ended June 30,
                                                         2001         2000
                                                        -----       ------
Operating revenues:
 Product sales and service                               72.1%        64.8%
                                                        -----       ------
 Rental and lease income                                 26.9%           -
 Royalties                                                1.0%        35.2%
                                                        -----       ------

  Total operating revenues                              100.0%       100.0%

Operating expenses:
 Cost of product sales and service                       57.7%        89.2%
 Cost of rental and lease revenues                       30.5%
 Research and development                                 4.7%        68.7%
 Selling, general and administrative                     22.4%       128.4%
                                                        -----       ------

  Total operating expenses                              115.3%       286.3%

Operating loss                                          (15.3%)     (186.3%)

Other income (expense):
 Interest income (expense)                               (8.0%)      (26.2%)
 Other income                                             1.4%         1.3%
                                                        -----       ------

  Net other expense                                      (6.6%)     (24.9%)
                                                        -----       ------

Loss before income taxes                                (21.9%)     (211.2%)
Provision for income taxes                                 .1%         3.5%
                                                        -----       ------

Net loss                                                (22.0%)     (214.7%)
                                                        =====       ======

Three Months Ended June 30, 2001 and June 30, 2000
--------------------------------------------------

     The results of operations and cash flows for the three months ended June 30, 2001 include the results of operations and cash flows of both MidSouth and LandOak as a result of the Company's acquisition of these businesses as of January 1, 2001. The results of operations and cash flows for the three months ended June 30, 2000 do not include the results of operations and cash flows for MidSouth and LandOak.

     Total Operating Revenues.  Total operating revenues for the three months
     ------------------------
ended June 30, 2001 increased by 1360% to $2,491,992 from $170,655 in the same period of the previous fiscal year. Operating revenues for the three months ended June 30, 2001 include $1,737,943 from MidSouth operations and $670,856 from LandOak operations. Operating revenues at TES decreased by 51% to $83,193 during the three months ended June 30, 2001 from $170,655 in the same period of the previous fiscal year. This decrease was the result of 48% decrease in product sales and service revenue to $57,693 in the three months ended June 30, 2001 from $110,655 in the same period of the previous fiscal year, a reflection of the continued decline in sales of TES's traditional product line and the lack of sales in new products utilizing the patented electronic gearing technology. In addition, royalty income decreased 58% to $25,500 in the three months ended June 30, 2001 from $60,000 in the same period of the previous fiscal year. This decrease is due to decreased sales by TES's licensee of products using the patented electronic gearing technology; a trend the Company believes may be reversed in future reporting periods. However, the Company has suspended TES's operations and plans to sell the TES assets.

     Revenues at MidSouth consist of product sales and services, and the revenues at LandOak consist of rental and leasing income. In management's opinion, MidSouth's revenues are indicative of its expected revenues for the upcoming fiscal year. LandOak's revenue, however, is cyclical and is based on seasonal factors, with revenues expected to increase during the summer months and decrease during the fall and winter periods.

     Cost of Product Sales and Service.  Cost of product sales and service
     ---------------------------------
increased by 844% for the three months ended June 30, 2001 to $1,437,810 from $152,268 during the same period of the previous fiscal year. This increase is primarily the result of the inclusion of the cost of product sales and service for MidSouth of $1,301,199 for the three months ended June 30, 2001. Cost of product sales and service for TES decreased 10% to $136,611 in the three months ended June 30, 2001 from $152,268 during the same period last year, primarily due to lower material and labor costs as a result of decreased revenues.

     Cost of Rental and Lease Revenues.  Cost of rental and lease revenues at
     ---------------------------------
LandOak for the three months ended June 30, 2001 is $760,214, $361,822 of which is vehicle depreciation for the rental and lease fleets.

     Research and Development.  Research and development costs decreased
     -------------------------
slightly to $116,990 during the three months ended June 30, 2001 from $117,189 during the same period of the previous fiscal year. This level of spending has been the result of salaries and other costs associated with the Company's efforts to complete development of the FS-2000 felling machine and a dual head lockstitch sewing machine, products utilizing electronic gearing technology. These costs will materially decrease as a result of reduced research and development activities by TES resulting from management's decision to suspend the operations of TES and the attempt to locate a buyer for the TES technologies and products. Neither MidSouth nor LandOak had research and development expenses during the three months ended June 30, 2001.

     Selling, General and Administrative.  Selling, general and administrative
     -----------------------------------
expenses increased 155% to $558,326 during the three months ended June 30,2001 from $219,061 during the same period of the previous fiscal year. This increase is primarily the result of the inclusion of $265,307 of expenses at MidSouth and $134,624 of expenses at LandOak during the three months ended June 30, 2001. Selling, general and administrative expenses at TTI (excluding LandOak and MidSouth results) and TES decreased 28% to $158,396 during the three months ended June 30, 2001 from $219,061 during the same period of the previous fiscal year, primarily the result of reduced selling and stockholder relations expenses, and lower payroll and benefit costs due to management's decision to reduce headcount in the previous fiscal year.

     Operating Loss.  The Company's operating loss increased for the three
     ---------------
months ended June 30, 2001 by 20% to $ 381,348 from $317,863 from the same period of the previous year. The increased loss is mainly attributable to the operating loss at TES of $328,804 and the inclusion of the operating loss at LandOak of $223,982, which losses were partially offset by the operating income of MidSouth of $171,437. At TTI (excluding LandOak and MidSouth results) and TES, the operating loss for the three months ended June 30, 2001 increased by 3% to $328,804 from $317,863 in the same period of the previous fiscal year, primarily the result of lower operating revenues offset somewhat by lower cost of product sales and lower selling, general and administrative expenses.

     Interest Expense.  Interest expense, net of interest income, increased by
     -----------------
342% to $197,950 during the three months ended June 30, 2001 from $44,830 the same period the previous fiscal year. This increase is primarily the result of inclusion of $126,765 of interest expense of LandOak (primarily related to vehicle financing) and $21,805 of interest expense of MidSouth (primarily the result of notes payable issued for equipment purchases and for working capital financing). Interest expense of TTI (excluding LandOak and MidSouth results) and TES increased by 10% to $49,381 during the three months ended June 30, 2001 from $44,830 during the same period of the previous fiscal year, the result of increased borrowings for working capital.

     Net Loss. The Company's net loss increased to a net loss of $547,523 during
     ---------
the three months ended June 30, 2001 from a net loss of $366,436 during the same period of the previous year due to the increased operating loss and increased interest expense, offset somewhat by the inclusion of other income from LandOak and MidSouth.

Liquidity and Capital Resources

     Since its inception, Tice has financed its operations through a combination of cash flow from operations, bank borrowings, borrowings from individuals and the sale of common stock. Capital requirements have arisen primarily in connection with purchases of fixed and intangible assets, and Tice (through its wholly owned subsidiary, TES) has historically made significant expenditures each year for research and development and marketing of new technology, particularly in fiscal year 2001 related to the FS-2000 felling machine and the dual-head lockstitch machine. In fiscal year 2001, Tice acquired substantially all the assets and assumed certain liabilities associated with two businesses, MidSouth and LandOak, which acquisitions have been described in more detail elsewhere herein. In connection with these acquisitions, Tice has significantly increased its liabilities, thereby increasing the need for cash to meet debt obligations, working capital requirements and investment in property and equipment. In addition, Tice may have additional capital needs as it pursues other acquisitions. Tice's cash flow has been affected by the MidSouth and LandOak businesses only since the fourth quarter of fiscal year 2001.

     Net cash used by operating activities was $19,612 during the three months ended June 30, 2001 and $375,796 during the same period of the previous fiscal year. The primary uses of cash from operating activities for the three months ended June 30, 2001 were the net loss of $547,523, increased inventory of $108,510 and decreased accounts payable and accrued liabilities of $196,250, offset somewhat by depreciation of $408,581, amortization of $35,994 and decreased receivables of $365,468 as well as other increases and decreases of non-cash and working capital items. The primary uses of cash from operating activities during the three months ended June 30, 2000 were the net loss of $366,436, increased receivables of $86,454 and increased inventory of $41,111, offset somewhat by increased accounts payable and accrued expenses of $96,870 as well as other increases and decreases of non-cash and working capital items.

     Net cash used by investing activities was $511,794 during the three months ended June 30, 2001 and $8,589 during the same period of the previous fiscal year. The primary use of cash from investing activities during the three months ended June 30, 2001 was for the purchases of property and equipment of $1,454,945, primarily for vehicles at LandOak, offset by the proceeds from the disposal of property and equipment of $922,661, primarily from the sale of used vehicles at LandOak and payments received on financing notes at LandOak. The primary uses of cash by investing activities during the three months ended June 30, 2000 was the addition of patent costs of $2,076 and the increase of other assets of $6,050.

     Net cash provided by financing activities was $536,851 during the three months ended June 30, 2001 and $246,049 during the same period of the previous fiscal year. The primary sources of cash provided by financing activities for the three months ended June 30, 2001 were proceeds from the issuance of notes payable of $1,223,301, mainly for vehicle financing at LandOak, $74,910 increase in the escrow account at LandOak and insurance loan proceeds of $20,376, offset somewhat by the principal payments of $750,914 on notes payable and long-term debt, mainly for vehicle financing at LandOak, and principal payments on notes payable to related parties and capital lease obligations of $13,290 and $17,532, respectively. The primary sources of cash provided by financing activities during the three months ended June 30, 2000 were $200,000 of proceeds from the issuance of notes payable and $50,000 of proceeds from the issuance of notes payable to related parties.

     Effective January 1, 2001, Tice purchased substantially all of the assets and assumed certain liabilities of MidSouth Sign Company, LLC and LandOak Company, LLC in exchange for 13,000,000 Tice Common Shares. Specifically, 8,000,000 restricted Common Shares were issued for the purchase of the assets of LandOak and 5,000,000 restricted Common Shares were issued for the purchase of the assets of MidSouth. These shares carry a two-year restriction as to resale. Additionally, various notes payable, lease obligations, other debt obligations as well as other liabilities were assumed as part of the purchase agreement.

     The Company's principal commitments at June 30, 2001 consisted primarily of notes payable, notes payable to related parties, obligations under capitalized leases, accounts payable, accrued liabilities and other liabilities which are primarily customer deposits. Notes payable, including both the short term and long term portions, were $8,201,430, net of $46,684 of debt discount. Of the notes payable balance, $6,223,601 is comprised of notes payable to financial institutions, is related to the financing of LandOak's rental and lease vehicles and is classified as current portion of notes payable; $547,849 is term debt primarily from financial institutions and related to the purchase of equipment and financing working capital needs, of which $201,097 is classified as current portion of notes payable; $168,790 is indebtedness to a company and is related to the purchase of the land and building at MidSouth, of which $13,957 is classified as current portion of notes payable; $207,874 is indebtedness under two working capital lines of credit with financial institutions, all of which is classified as current portion of notes payable; $953,316 is related to notes payable to investors, is due June 2003 and is classified as long term debt; $100,000 is a note payable to an investor, has matured but has been extended on a month-to-month basis by the investor and is classified as current portion of notes payable.

     Notes payable to related parties, including both short-term and long-term portions, were $614,146. Of the notes payable to related parties balance, $504,136 is payable to William A. Tice, Chairman of the Board of Directors, is classified as long term debt, is subordinated to other notes payable and cannot be repaid until such other notes payable have been paid in full; $50,000 is a note payable to another related party that matures quarterly but is expected to be renewed each quarter as it has been in the past and is classified as short-term; and $60,010 is a note payable to a financial institution for the benefit of two directors of the Company who are obligors under a loan agreement for which the Company benefited from the loan proceeds, and is classified as short term debt. Tice and the predecessor companies to LandOak and MidSouth have used the proceeds of these notes to provide working capital for operations, for the continuing development of the electronic gearing technology, to finance vehicle purchases in the rental and leasing operations at LandOak and to finance the purchase of property and equipment used in the operations, primarily at MidSouth. In the past, borrowings have also been used to fund the costs of license and royalty agreement negotiations and registration of securities. Several of these notes have been extended to retain working capital. Obligations under capital leases were $190,054 as of June 30, 2001 of which $72,232 is classified as current portion. The capital lease obligations were incurred in the acquisition of office and manufacturing equipment at all three subsidiaries and in the acquisition of transportation equipment at MidSouth. Tice and its subsidiaries also lease certain real property, office, computer, manufacturing and transportation equipment under various operating leases.

     During the past two fiscal years, TES increased the number of employees, office and manufacturing space and product development capabilities to prepare for anticipated growth in its business. This growth has been slower to develop than anticipated, due primarily to a longer development cycle for new products. Accordingly, Tice incurred operating losses for fiscal years 2000 and 2001. In addition, the acquisitions of LandOak and MidSouth have added significant liabilities to the Company and, conversely, potential for significant opportunities for additional equity and debt financing.

     Management anticipates an increase in revenues and cash flows from operations in fiscal year 2002 as a result of the acquisition of LandOak and MidSouth and the termination of the TES operations which, with efforts which are underway to locate new financing sources, will be sufficient to meet anticipated cash needs for working capital and capital expenditures for the next year. However, there is no assurance that the Company will be able to meet its operating plans, achieve profitability, or raise additional financing.

     Management believes that future revenues and are dependent on several factors:

     Tice's management believes that Tice can no longer sustain the operating losses generated by TES until significant revenues can be generated. Because of this, Tice entered into a letter of intent to sell certain assets and most of the operations of TES to the Chairman of the Board of Directors of Tice, William
A. Tice. On August 13, 2001, the Company announced that Mr. Tice had withdrawn from the transaction. Because of this, management immediately ceased manufacturing and research and development activities and reduced headcount and overhead at TES. Management will attempt to locate another buyer for the assets or a partner for completion of development of the FS-2000. Management believes there is considerable value in the electronic gearing technology patents and licenses, and also in the rights to the FS-2000 felling machine. Additionally, management believes that current royalties earned under existing licenses will continue and probably increase. However, there is no assurance such a buyer or partner can be located, and future royalties are dependent on TES's licensee and its ability to generate sales of equipment utilizing the electronic gearing technology.

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

     At LandOak, revenues are expected to continue to be generated through the vehicle rental centers. LandOak plans to expand the number and geographic coverage of its rental centers. LandOak also seeks to develop strategic relationships with automobile and travel industry partners to expand its geographic coverage while minimizing the fixed costs of maintaining vehicle rental centers. Additionally, management is working to develop strategic partnerships to assist in vehicle acquisition, disposition and maintenance. While the rental business is susceptible to economic conditions, LandOak targets customers such as insurance replacement and commercial fleet accounts to minimize the effects of economic downturns. LandOak is very dependent on its ability to secure long-term financing sources to provide an adequate fleet of rental vehicles. Such financing, while currently in place, is not assured for the long term. The inability to secure such financing would have a negative impact on future LandOak revenues.

     Additionally at LandOak, management believes that vehicle and equipment leasing will provide additional revenues in the future. Currently LandOak maintains approximately 150 vehicles on long-term lease contracts. LandOak maintains a dedicated sales group to market brokered lease arrangements to individual and commercial clients.

     Management believes that Tice's future results of operations will be influenced by a number of factors including general economic conditions, dependence on key customers and market acceptance of new technology. Because of these factors, as well as other factors, historical results should not be relied on as an indicator of future performance.

FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

     This section captioned "Factors Relating to Forward-Looking Statements" and other parts of this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of the federal securities laws. Actual results and the occurrence or timing of certain events could differ materially from those described in any of such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-Q.

     Acquisition. Tice plans to continue to diversify its business and to seek
     ------------
opportunities through acquisition. Management believes that acquisition opportunities, with the right capital and management, can lead to creation of long term value. There is no assurance that Tice will be able to identify qualified prospects or to have or obtain sufficient capital to be successful in these efforts.

     Diversification and Long-Term Growth. At MidSouth, management plans to
     -------------------------------------
expand the project management segment and to expand into other geographic areas of the Southeast for the sign fabrication, installation and service segments. At LandOak, efforts are underway to expand the number and geographic coverage of retail outlets. There is no assurance that we will be successful in these efforts.

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

      . the dependence on patents and the ability to protect proprietary products, the potential that existing patents will not be enforceable, the risk that our products will infringe on patents held by others or the risk that competitors will develop similar or functionally similar products; and

      . the potential adverse effect of competition, the potential failure to provide competitive timely designs of cost-effective solutions, products or services and the potential adverse effect of technological change with which we are unable to keep pace.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

      Not applicable.

                          PART II - OTHER INFORMATION

Item 5.   Other Information

      In connection with a financing transaction, the 750,000 Class B Common Shares held by William A. Tice were transferred to Patrick Martin, currently a director and shareholder of Tice. The Class B Common Shares elect 75% of the board of directors of Tice. With this transfer, Mr. Martin becomes the beneficial owner of 14,076,838 Common Shares of Tice (the 750,000 Class B Common Shares can be converted to Common Shares at any time) which is 63% of the outstanding Common Shares of Tice (assuming conversion of the Class B Common Shares to Common Shares).

Item 6.   Exhibits and Reports on Form 8-K.

(a)   Exhibits Index


      -------------------------------------------------------------------------------------------------------------------
                                                                                        Exhibit               Page
                                                                                      Table Number           Number
                                                                                   -------------------  ----------------
      -------------------------------------------------------------------------------------------------------------------
      II.   Articles of Incorporation and Bylaws                                            3
      -------------------------------------------------------------------------------------------------------------------
      (i)   Certificate of Incorporation of Tice Technology, Inc.                                                #
      -------------------------------------------------------------------------------------------------------------------
      (ii)  Bylaws of Tice Technology, Inc.                                                                      #
      -------------------------------------------------------------------------------------------------------------------
      III.  Instruments Defining Rights of Security Holders                                 4
      -------------------------------------------------------------------------------------------------------------------
      (i)   Form of Promissory Note Issued in Connection with Private                                            #
      Placement Closed on June 25, 1999
      -------------------------------------------------------------------------------------------------------------------

      -------------------------------------------------------------------------------------------------------------------
                                                                                        Exhibit               Page
                                                                                      Table Number           Number
                                                                                   -------------------  ----------------
      -------------------------------------------------------------------------------------------------------------------
      (iii) Warrant Agreement relating to Rights to Purchase up to                                             #
      100,000 Common Shares of Tice Technology, Inc. Received by Holders of the
      Promissory Notes
      -------------------------------------------------------------------------------------------------------------------
      (iv)  Security Agreement Pledging Patents as Security for Promissory                                     #
      Notes
      -------------------------------------------------------------------------------------------------------------------
      (v)   Registration Rights Agreement Giving Purchasers under the                                          #
      Private Placement Closed on June 25, 1999 Certain Demand and Piggyback
      Registration Rights
      -------------------------------------------------------------------------------------------------------------------
      (vi)  Option Agreement Relating to Option to Purchase Up to 50,000                                       #
      Common Shares of Tice Technology, Inc. Granted to Finder
      -------------------------------------------------------------------------------------------------------------------
      (vii) Incentive Stock Option Plan and Agreement Between Charles R.                                       #
      West and Tice Technology, Inc.
      -------------------------------------------------------------------------------------------------------------------

+   Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the
- Registration Statement on Form S-1 of Tice Technology, Inc. which became effective August 1, 1997.

# Previously filed as an exhibit to Form 10-K for the year ended March 31, 2000.

(b) The Company filed one report on Form 8-K and one Form 8-K/A during the first quarter of fiscal year 2002. The Form 8-K was filed on April 6, 2001 to report a change in the registrant's certifying accountants. the Form 8-K/A was filed on April 13, 2001 to include the financial statements of the two businesses acquired by Tice.


                                  SIGNATURES
                                  ----------

      In compliance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Tice Technology, Inc.



                               By:  /s/ Charles R. West
                                    --------------------------------------
                                    Charles R. West, President and
                                    Chief Executive Officer

                                    Date:  August 21, 2001


                               By:  /s/ David G. Camp
                                    --------------------------------------
                                    David G. Camp, Chief Financial Officer

                                    Date:  August 21, 2001