Form 10QSB
period 2001-09-30
TICE TECHNOLOGY INC
filed 2001-12-21
CIK 1020676

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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


                               10267 Kingston Pike
                           Knoxville, Tennessee 37922
                    (Address of principal executive offices)

                                 (865) 531-0000
                           (Issuer's telephone number)


      --------------------------------------------------------------------


     The number of shares outstanding of each of the registrant's classes of common stock on December 1, 2001 was 21,648,329 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

     Transitional Small Business Disclosure Format:            Yes [ ] No [X]


                            Exhibit Index at page 25.

                         PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements.

                                                                                             Page
                                                                                             ----


Condensed Consolidated Balance Sheets -- As of September 30, 2001                             2
         and March 31, 2001

Condensed Consolidated Statements of Operations -- For the Three Months
         and the Six Months Ended September 30, 2001 and 2000                                 4

Condensed Consolidated Statements of Cash Flows -- For the Three Months
         and the Six Months Ended September 30, 2001 and 2000                                 5

Notes to Condensed Consolidated Financial Statements                                          6

                      Tice Technology, Inc. & Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                  September 30,                       March 31,
                                                                                      2001                            2001 (1)
                                                                              ----------------------              ------------------
                                                                                                      (unaudited)
Assets

Cash and cash equivalents                                                        $           79,753                $        173,205
Accounts receivable, net                                                                  1,315,666                       1,581,038
Current portion of financing notes receivable, net                                          202,493                          64,534
Employee advances receivable                                                                 38,000                          36,650
Prepaid expenses and other current assets                                                   218,527                          50,623
Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                                    --                         233,355
Vehicles held for sale, net                                                                 253,768                         224,792
Inventory, net                                                                              314,352                         735,276
                                                                                 ------------------                ----------------

         Total current assets                                                             2,422,559                       3,099,473

Property and equipment:
     Leasehold improvements                                                                  73,524                          79,267
     Furniture, fixtures and equipment                                                      663,850                       1,181,290
     Rental and lease vehicles                                                            4,231,744                       5,065,126
     Building and improvements                                                              550,000                         550,000
     Land                                                                                   200,000                         200,000
     Vehicles                                                                               175,726                         186,323
                                                                                 ------------------                ----------------

         Total property and equipment                                                     5,894,844                       7,262,006

         Less accumulated depreciation                                                    (783,981)                       (887,280)
                                                                                 ------------------                ----------------

         Property and equipment, net                                                      5,110,863                       6,374,726

Financing notes receivable, net                                                             215,285                         379,261
Escrow account                                                                              431,481                         175,471
Patents, net                                                                                173,889                         204,617
Debt issuance costs, net                                                                     19,053                          24,497
Goodwill, net                                                                             1,467,988                       1,520,888
Other assets                                                                                 35,423                          19,398
                                                                                 ------------------                ----------------

         Total assets                                                            $        9,876,541                $     11,798,331
                                                                                 ==================                ================


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

(1) The March 31, 2001 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.


                                                                             September 30,               March 31,
                                                                                  2001                   2001 (1)
                                                                          ---------------------       ----------------
                                                                                             (unaudited)

Liabilities and Stockholders' (Deficit) Equity

Current portion of notes payable                                          $          6,193,275      $       3,111,490
Current portion of notes payable to related parties                                     96,179                104,707
Accounts payable                                                                     1,289,042              1,340,252
Accrued liabilities                                                                    610,433                651,311
Current portion of capital lease obligations                                            83,629                 72,529
Reserve for continuing expenses for discontinued operations                            175,000                     --
Other current liabilities                                                              221,952                255,226
                                                                          --------------------      -----------------

         Total current liabilities                                                   8,669,510              5,535,515

Notes payable, less current portion, net                                             1,340,122              4,612,341
Notes payable to related parties, less current portion                                 516,843                510,465
Capital lease obligations, less current portion                                         88,677                135,055
Other liabilities                                                                       60,618                 44,393
                                                                          --------------------      -----------------

         Total liabilities                                                          10,675,770             10,837,769

     Stockholders' (deficit) equity                                                  (799,229)                960,562
                                                                          --------------------      -----------------

     Total liabilities and stockholders' (deficit) equity                 $          9,876,541      $      11,798,331
                                                                          ====================      =================


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

(1) The March 31, 2001 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

                      Tice Technology, Inc. & Subsidiaries

                 Condensed Consolidated Statements of Operations

                                                    For the three months                          For the six months
                                                    ended September 30,                          ended September 30,
                                         ------------------------------------------      ------------------------------------
                                                 2001                   2000                  2001                 2000
                                         ---------------------     ----------------      ----------------    ----------------
                                                        (unaudited)                                   (unaudited)
                                                                     (restated)                                 (restated)

Operating revenues:

     Product sales and service              $     1,502,094      $            --        $   3,240,037       $           --
     Rental and lease income                        609,650                   --            1,280,506                   --
     Royalties                                       45,000               45,000               70,500              105,000
                                            ---------------      ---------------        -------------       ---------------

     Total operating revenues                     2,156,744               45,000            4,591,043              105,000

Operating expenses:
     Cost of product sales and service            1,315,556                   --            2,616,755                    --
     Cost of rental and lease revenues              608,360                   --            1,368,574                    --
     Selling, general and administrative            467,882              117,027              984,519               220,728
                                            ---------------      ---------------        -------------       ---------------

     Total operating expenses                     2,391,798              117,027            4,969,848               220,728
                                            ----------------     ---------------        -------------       ---------------

Operating loss                                     (235,054)             (72,027)            (378,805)            (115,728)
                                            ---------------      ---------------        -------------       --------------

Other income (expense):
     Interest expense                              (162,919)             (54,674)            (360,869)             (99,504)
     Other income (expense)                          12,833               (1,912)              47,337                   345
     Loss on sale of fixed assets                        --                   --                (179)                   --
     Loss from discontinued operations
       net of applicable income taxes
         Operating loss                            (144,216)            (256,767)            (381,813)            (530,929)
         Loss from disposal                        (678,411)                  --             (678,411)                   --
                                            ---------------      ---------------        -------------       ---------------

     Total other expense, net                     (972,713)             (313,353)          (1,373,935)            (630,088)
                                            ---------------      ----------------       --------------      ---------------

Loss before income taxes                         (1,207,767)            (385,380)          (1,752,740)            (745,816)
Provision for income taxes                            4,500                4,500                7,050                10,500
                                            ---------------      ---------------        --------------      ---------------

Net loss                                    $    (1,212,267)     $      (389,880)       $  (1,759,790)      $     (756,316)
                                             ===============      ==============        ==============      ===============

Loss per share (basic and diluted):

     Continuing operations                  $         (0.02)     $         (0.01)       $       (0.03)      $        (0.02)
     Discontinued operations                $         (0.04)     $         (0.03)       $       (0.05)      $        (0.06)
     Net loss per share                     $         (0.05)     $         (0.04)       $       (0.08)      $        (0.08)
                                            ================     ===============        ==============      ===============


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                      Tice Technology, Inc. & Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                                                                                             For the six months ended
                                                                                                   September 30,

                                                                                          2001                       2000
                                                                                    ------------------         -----------------
                                                                                                    (unaudited)


     Net cash flows from operating activities:

         Net loss                                                                  $      (1,759,790)        $        (756,316)
         Adjustments to reconcile net loss to net
           cash used by operating activities:
              Depreciation                                                                   756,500                     18,336
              Amortization                                                                    72,118                     18,224
              Increase in cash surrender value of life insurance                              (1,000)                   (3,460)
              Change in allowance for doubtful accounts                                      (19,435)                     6,000
              Change in inventory reserve                                                      8,000                     12,000
              Loss on sale of property and equipment                                             179                         --
              Loss from discontinued operations                                              678,411                         --
         Changes in operating assets and liabilities:

              Receivables                                                                    375,692                      (839)
              Prepaid expenses and other assets                                              (46,381)                     1,622
              Inventory                                                                      (97,803)                  (30,379)
              Accounts payable and accrued liabilities                                       (52,127)                   209,814
              Other liabilities                                                               32,950                         --
                                                                                   -----------------         ------------------

         Net cash used by operating activities                                               (52,686)                 (524,998)


     Cash flows from investing activities:

         Purchases of property and equipment                                              (1,518,931)                     (463)
         Proceeds from disposal of property and equipment                                  1,965,352                         --
         Payments received on financing notes receivable                                      63,058
         Additions to patents                                                                 (4,212)                   (2,398)
         Additions to other assets                                                           (47,007)                  (20,383)
                                                                                   ------------------        ------------------

         Net cash provided (used) by investing activities                                    458,260                   (23,244)

     Cash flows from financing activities:

         Proceeds from notes payable to related parties                                            --                    50,000
         Proceeds from notes payable and long-term debt                                    1,287,946                    267,063
         Proceeds from life insurance loan                                                    20,376                         --
         Principal payments on notes payable to related parties                              (27,122)                        --
         Principal payments on notes payable and long-term debt                           (1,488,936)                   (6,662)
         Principal payments on capital lease obligations                                     (35,279)                        --
         Net proceeds from issuance of stock and stock warrants                                    --                    25,000
         Net change in escrow account                                                       (256,011)                        --
                                                                                   ------------------        ------------------

         Net cash (used) provided by financing activities                                   (499,026)                   335,401
                                                                                   ------------------        ------------------

         Net decrease in cash and cash equivalents                                           (93,452)                 (212,841)

     Cash and cash equivalents, beginning of period                                          173,205                    218,828
                                                                                   -----------------         ------------------

     Cash and cash equivalents, end of period                                      $           79,753        $            5,987
                                                                                   ==================        ==================


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                      Tice Technology, Inc. & Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                                   (unaudited)

1.       Condensed Consolidated Financial Statements

         Tice Technology, Inc. & Subsidiaries ("Tice" or "the Company") has two operating subsidiaries: MidSouth Sign Company, Inc. provides sign fabrication, installation and service products to commercial customers and provides program and project management services and signage surveys through its National Survey Associates division; and LandOak Company, Inc. provides vehicle rental and leasing services and brokered equipment leasing services. A third subsidiary, Tice Engineering and Sales, Inc. which provided engineering and technical solutions for the apparel industry, generally through the development or enhancement of equipment, discontinued operations in August of 2001.

         The accompanying condensed consolidated financial statements include the accounts of Tice Technology, Inc. ("TTI") and its three wholly owned subsidiaries, Tice Engineering and Sales, Inc. ("TES"), MidSouth Sign Company, Inc. ("MidSouth") and LandOak Company, Inc. ("LandOak"). The acquisitions of the MidSouth and LandOak businesses were effective January 1, 2001. The condensed consolidated balance sheet and the cash flows as of and for the six months ended September 30, 2001 and the results of operations for the three month and six month periods ended September 30, 2001 include the balance sheets, cash flows and the results of operations of TES, MidSouth and LandOak for the same periods. The condensed consolidated balance sheet and the cash flows as of and for the six months ended September 30, 2000 and the results of operations for the three month and six month periods ended September 30, 2000 exclude the balance sheets, cash flows and the results of operations of MidSouth and LandOak. The consolidation of these entities is collectively referred to as the Company or Tice. All significant intercompany balances and transactions have been eliminated.

         Due to the discontinuance of TES operations in August of 2001, the TES cash flows and results of operations for all periods presented in the accompanying condensed consolidated financial statements have been restated to reflect TES' results of operations, loss from disposal of assets and estimated continuing expenses as loss from discontinued operations net of applicable income taxes.

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

         The information furnished reflects all adjustments which management believes are necessary for a fair presentation of the Company's financial position and cash flows as of and for the six months ended September 30, 2001 and 2000 and the results of its

                      Tice Technology, Inc. & Subsidiaries
        Notes to Condensed Consolidated Financial Statements, Continued
                                  (unaudited)

1.       Condensed Consolidated Financial Statements, continued:


         operations for the three month and six month periods ended September 30, 2001 and 2000. All such adjustments are of a normal recurring nature.

         Effective January 1, 2001, Tice acquired substantially all the assets and assumed certain liabilities related to the operations of both MidSouth and LandOak in exchange for 5,000,000 and 8,000,000 restricted Common Shares, respectively. The acquisitions were accounted for by the purchase method.

2.       Results of Operations

         The results of operations for the three month and six month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the respective full years.

3.       Inventory

         Inventory consists of the following:

                                                                September 30,           March 31,
                                                                    2001                   2001
                                                            ------------------      ----------------
                  Raw materials                             $          52,985       $        272,885
                  Work in process                                     178,885                242,173
                  Finished goods                                       82,482                335,218
                                                            -----------------       ----------------
                                                                      314,352                850,276
                  Reserve for obsolescence                                 --              (115,000)
                                                            -----------------       ----------------
                  Inventory, net                            $         314,352       $        735,276
                                                            =================       ================

         During the quarter ended September 30, 2001, as a result of discontinued operations, TES incurred a $510,729 loss on disposal of inventory which was included in other expense as loss from disposal from discontinued operations.

4.       Loss per Share

         Basic and diluted loss per share were computed by dividing net loss applicable to common stock by the weighted average common shares outstanding during each period. Basic and diluted loss per share are the same for both classes of TTI common stock (thus they are not presented separately) because both have non-cumulative dividend rights under the terms of the Certificate of Incorporation. No dividends were available for distribution.

         Following is a reconciliation of the numerators and denominators of the basic and diluted loss per share:

                      Tice Technology, Inc. & Subsidiaries

                                   (unaudited)

4.       Loss per share, continued:




                                                    Three Months Ended                         Six Months Ended
                                                       September 30                              September 30
                                           -------------------------------------      -----------------------------------
                                                  2001                2000                 2001                2000
                                           -------------------    --------------      ---------------     ---------------
         Loss:
         Basic and diluted:
           Continuing operations           $        (389,640)   $      (133,113)    $      (699,566)    $      (225,387)
           Discontinued operations         $        (822,627)   $      (256,767)    $    (1,060,224)    $      (530,929)
           Net loss                        $      (1,212,267)   $      (389,880)    $    (1,759,790)    $      (756,316)

         Shares:
         Basic and diluted:
           Weighted average common
             shares outstanding                    22,398,329          9,269,603          22,398,329           9,266,128



5.       Effect of New Accounting Pronouncements

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which becomes effective for the Company in fiscal year 2003. This statement supersedes APB Opinion No. 17 and addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition. The statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Management is currently evaluating the impact of adopting this standard.

6.       Notes Payable and Long-Term Debt

         In April 2001, the Company entered into an agreement with a financial institution for two lines of credit to provide financing of up to $1,200,000 for the purchase of rental vehicles and to refinance existing vehicle inventory at LandOak. Under the agreement, the Company is required to make monthly principal payments equal to 2.5% of the outstanding loan balance and monthly interest payments based on an annual interest rate of the prime rate plus 2% (8% as of September 30, 2001). The financing agreement expires in August 2004 and is personally guaranteed by two directors of the Company. The principal balance as of September 30, 2001 was $1,089,616.

         In June 2001, the Company entered into a loan modification agreement with a financial institution to modify the terms of two notes payable. The notes were modified to require the Company to reduce the principal balance of the notes by $1,000,000 per calendar quarter beginning in July 2001. These notes are secured by vehicles at LandOak and are personally guaranteed by two directors of the Company. The Company met the $1,000,000 principal payment for the quarter ended September 30, 2001, primarily through the sale of vehicles. Because the Company does not have enough vehicles to sell in order to meet the entire principal repayment required through the end of this fiscal year, the Company is in negotiations with the lender to restructure the repayment terms of the two notes based on the expected cash flow of the Company.

                      Tice Technology, Inc. & Subsidiaries

                                  (unaudited)


7.       Income Taxes

         The provision for income taxes relates to foreign taxes on TES' license fees and royalty income.

8.       Segment Information

         The Company has two operating segments: MidSouth, which manufactures, installs and services signs and provides sign surveys and project management services in the sign industry; and LandOak, which provides daily and longer term vehicle rental and leasing. TES, which manufactured and sold equipment and services in the industrial sewing machine market, represented a third operating segment until it discontinued operations in August of 2001. The following is a summary of certain financial information relating to the two segments for the six months ended September 30, 2001. No information is provided for the same period of the prior year since the acquisition of the MidSouth and LandOak businesses occurred effective January 1, 2001.

         Six Months Ended                           Discontinued      TTI/
         September 30, 2001                          Operations        TES       MidSouth      LandOak      Total
           (Amounts in thousands)
         Revenues from external customers                  --        $   71      $ 3,240     $  1,280     $  4,591
         Revenues from discontinued operations       $      74          --            --           --           74
         Intersegment revenues                             --           --       $     6     $     10     $     16
         Income (loss) before income taxes           $  (1,060)      $ (239)     $    49     $   (503)    $ (1,753)
         Segment assets                              $     106       $  233      $ 2,932     $  6,606     $  9,877

9.       Discontinued Operations and Subsequent Events

         On June 29, 2001, Tice entered into a letter of intent with William A. Tice ("Buyer"), who was at the time the Chairman of the Board of Directors, whereby Tice would sell certain assets of TES to the Buyer in exchange for approximately 4,500,000 of the Buyer's Tice Common Shares and the assumption of certain liabilities of TES. This transaction was conditioned upon the execution of a definitive purchase agreement by August 15, the acquisition of working capital funding by Mr. Tice and final approval by the Boards of Directors of Tice and TES. On August 13, 2001, as announced by the Company, Mr. Tice withdrew from the letter of intent. As a result, on August 13, 2001, the Company discontinued sales, manufacturing, research and development activities at TES. Under agreements by which it licenses patented technology to other manufacturers, TES expects to continue to earn royalties and additional licensing fees.

         Management attempted but was not able to locate buyers for the TES business and/or the majority of TES assets. As a result, during the quarter ended September 30, 2001, all TES employees were terminated, inventory, property and equipment were written down to estimated disposal value, the building housing the TES/TTI offices and facilities was vacated and the lease was terminated. Additionally, patents not related to licensing agreements were written off, certain accruals were adjusted and a reserve for continuing

                      Tice Technology, Inc. & Subsidiaries

                                  (unaudited)

9.       Discontinued Operations and Subsequent Events, continued:

         expenses related to discontinued operations was established including expenses related to the employment contract with William A. Tice through the April 30, 2002 expiration date. The Company reflected charges of $503,411 and $175,000 for asset disposal and estimated continuing expenses, respectively, related to the discontinuance of TES operations.

         Operating revenues from discontinued operations are as follows:

                                                    Three Months Ended                   Six Months Ended
                                                       September 30,                       September 30,
                                                   2001          2000                 2001              2000
                                               ------------  ------------         ------------      -----------

         Product sales and service               $    16,530   $   137,356          $    74,223     $    248,011


         In October 2001, the Company sold certain of its office equipment to a company that assumed the related capitalized lease obligations. The Company also transferred other office equipment and the related capitalized lease obligations to MidSouth. The remaining office equipment and a small portion of inventory were sold for approximately $80,000 at public auction during October.

         In August 2001, the TTI and TES offices were relocated to 10267 Kingston Pike, Knoxville, Tennessee.

         On October 15, 2001, William A. Tice resigned his positions on the Boards of Directors of TTI and TES.


10.      Continuing Operations

          In June 2001, the Company entered into a loan modification agreement with a financial institution to modify the terms of two notes payable. The notes were modified to require the Company to reduce the principal balance of the notes by $1,000,000 per calendar quarter beginning in July 2001. These notes are secured by vehicles at LandOak and are personally guaranteed by two directors of the Company. The Company met the $1,000,000 principal payment for the quarter ended September 30, 2001, primarily through the sale of vehicles. Because the Company does not have enough vehicles to sell in order to meet the entire principal repayment required through the end of this fiscal year, the Company is in negotiations with the lender to restructure the repayment terms of the two notes based on the expected cash flow of the Company.

          As shown on the accompanying financial statements, the Company has had recurring losses from operations and resulting cash flow problems. The ability of the Company to continue as a going concern is dependent on management's ability to restore profitable operations and maintain adequate financing until cash flow from operations is sufficient. A substantial portion of the Company's losses were generated by TES, the segment of the consolidated entity which manufactured and sold equipment and services in the industrial sewing machine market. TES terminated operations in August 2001. Management anticipates an increase in revenues and cash flows from operations in fiscal year 2002 from LandOak and MidSouth which, with the termination of the TES operations and the efforts which are underway to locate new financing sources, should be sufficient to meet anticipated cash needs for working capital and capital expenditures for the next year such that the Company will be able to continue as a going concern. However, there is no assurance that the Company will be able to meet its operating plans, achieve profitability or raise additional financing.

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

MidSouth Sign Company, Inc.
---------------------------

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

         MidSouth's sign operations are centered in a 30,000 square foot design and manufacturing facility located in Knoxville, TN. With state-of-the-art spray booths and overhead monorail load systems, MidSouth produces a full range of signs including large outdoor double-faced internally lighted box pylon signs, lighted channel letters which are installed on buildings, and monument signs. The majority of MidSouth's sign fabrication business is custom, made-to-order sign products. This segment requires the company's sales and design services team to work closely with customers to design signs that best meet their needs. Signs are designed with the use of computer-aided design systems which electronically transfer specifications to the factory floor. MidSouth installs signs for its customers as well as for other manufacturers with the use of seven crane trucks. A growing segment for the company is the service business which includes cleaning, light bulb replacement, electrical and sign face repair, and repainting. Service is provided in an emergency or on an ongoing preventative maintenance basis.

         MidSouth has its own direct sales team for the sign, installation and service business, the majority of which occurs in Tennessee and Kentucky. MidSouth does considerable sign and installation business with hotel and restaurant chains that are a source of additional sales as they open new sites across the country. Although MidSouth is typically a primary vendor, it also serves as a subcontractor to larger, nationally based sign companies. Conversely, MidSouth retains the services of other sign companies to install signs outside of MidSouth's service area. Competition for sign products and services is intense. Competitive factors are primarily quality, price, project and program management capabilities, design considerations and maintenance services.

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

LandOak Company, Inc.
---------------------

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

         The economy affects both rental rates and the demand for rental cars. A slowdown in the economy would adversely affect the operating results of LandOak. In addition, the vehicle rental business is subject to seasonal variations in customer demand, with the summer period representing the peak season for vehicle rentals. These changes require LandOak to vary the size of its fleet from summer to winter.

         LandOak is exploring several growth opportunities. One involves operating agreements with retail automotive service providers such as automotive repair centers, body shops and tire centers whereby they would rent cars provided by LandOak. This would provide additional rental centers with a minimum of investment and operating costs.

         LandOak has a variety of vehicles including sub-compacts, light trucks, vans and sport utility vehicles for a total of 180 vehicles in its rental fleet. The age of its current fleet ranges from new to four years in age. The company prefers used, low-mileage vehicles and is replacing many of the vehicles to better meet customer demand. In addition, LandOak has approximately 120 vehicles on longer-term leases ranging from six months to five years. LandOak has gradually reduced the number of employees who market both internally financed leases and brokered leases. Due to the capital constraints, increased competition by automobile manufacturers through financing incentives and limited sources of new capital at LandOak, the Company has reduced its efforts to provide leasing and financing of new vehicles and is utilizing outside sales representatives instead of full time employees.

Tice Engineering and Sales, Inc.
--------------------------------

         On June 29, 2001, Tice entered into a letter of intent with William A. Tice ("Buyer"), who was at the time the Chairman of the Board of Directors, whereby Tice would sell certain assets of TES to the Buyer in exchange for approximately 4,500,000 of his Tice Common Shares and the assumption of certain liabilities of TES. This transaction was conditioned upon the execution of a definitive purchase agreement by August 15, the acquisition of working capital funding by Mr. Tice and final approval by the Boards of Directors of TTI and TES. On August 13, 2001, as announced by the Company, Mr. Tice withdrew from the letter of intent. As a result, on August 13, 2001, the Company discontinued sales, manufacturing, research and development activities at TES. Management attempted but was not able to locate buyers for the TES business and/or the majority of TES assets. As a result, during the quarter ended September 30, 2001, all TES employees were terminated, inventory, property and equipment were written down to estimated disposal value, the building housing the TES/TTI offices and facilities was vacated and the lease was terminated. Additionally, patents not related to licensing agreements were written off, certain accruals were adjusted and a reserve for estimated continuing expenses was established including expenses related to the employment contract with William A. Tice through the April 30, 2002 expiration date. Under agreements by which it licenses patented technology to other manufacturers, TES expects to continue to earn royalties and possible additional licensing fees.

Results of Operations

         The Company's revenues historically have been generated primarily from the sales of its products and services through its TES subsidiary, with service revenues representing less than 1% of such revenues. Since TES obtained a patent on its electronic gearing technology in 1995 and in 1997 began licensing the non-exclusive rights to manufacture equipment using the technology to other manufacturers, TES has been receiving license fees and royalties. The accompanying financial statements reflect the recording of revenues due from royalties on two categories of machines sold by the licensee during the period. Management expects that, in the future, royalties will be a smaller portion of total revenues for the Company due to the acquisitions described in more detail elsewhere herein.

         Effective January 1, 2001, the Company acquired the assets and operations of two additional businesses, MidSouth Sign Company, LLC and The LandOak Company, LLC. MidSouth revenues are generated from the sale of its products and services, and LandOak revenues are generated primarily from the rental and leasing of vehicles. As described elsewhere herein, on August 13, 2001, the Company discontinued sales, manufacturing, research and development activities at TES. As a result, during the quarter ended September 30, 2001, all TES employees were terminated, inventory, property and equipment were written down to estimated disposal value, the building housing the TES/TTI offices and facilities was vacated and the lease was terminated. Additionally, patents not related to licensing agreements were written off, certain accruals were adjusted and a reserve for continuing expenses related to discontinued operations was established. Due to the discontinuance of TES operations, the TES cash flows and results of operations for all periods presented in the accompanying condensed consolidated financial statements have been restated to reflect TES' results of operations, loss from disposal of assets and estimated continuing expenses as loss from discontinued operations net of applicable income taxes. Because the Company will continue to earn royalties, royalty income is reflected as operating revenue.

         At the Company's MidSouth subsidiary, there is one customer that accounted for 22% and one customer that accounted for 10% of the Company's total operating revenues during the six months ended September 30, 2001. There were no customers at LandOak that represent greater than 10% of the Company's total revenues. Domestic sales accounted for 100% of sales during the three months and six months ended September 30, 2001.

         The following table sets forth the percentage of total revenues represented by certain items reflected in the Company's unaudited condensed consolidated statements of operations.

                                                                     Percentage of total revenues
                                                               -------------------------------------------
                                                      For the three months                   For the six months
                                                       ended September 30,                   ended September 30,
                                                     2001               2000               2001               2000
                                                ---------------     --------------     -------------      -------------
                                                                     (restated)                          (restated)
Operating revenues:
     Product sales and service                           69.6%                 --             70.6%                 --
     Rental and lease income                             28.3%                 --             27.9%                 --
     Royalties                                            2.1%             100.0%              1.5%             100.0%
                                                --------------    ---------------   ---------------     --------------

     Total operating revenues                           100.0%             100.0%            100.0%             100.0%

Operating expenses:
     Costs of product sales and service                  61.0%                 --             57.0%                 --
     Cost of rental and lease revenues                   28.2%                 --             29.8%                 --
     Selling, general and administrative                 21.7%             260.1%             21.4%             210.2%
                                                --------------    ---------------   ---------------     --------------

     Total operating expenses                           110.9%             260.1%            108.2%             210.2%

Operating loss                                         (10.9%)           (160.1%)            (8.2%)           (110.2%)

Other income (expense):
     Interest expense                                   (7.6%)           (121.5%)            (7.8%)            (94.8%)
     Other income (expense)                               0.6%             (4.2%)              1.0%               0.3%
     Loss on sale of fixed assets                           --                 --                --                 --
     Loss from discontinued operations                 (38.1%)           (570.6%)           (23.1%)           (505.6%)
                                                --------------    ---------------   ---------------     --------------

     Total other expense, net                          (45.1%)           (696.3%)           (29.9%)           (600.1%)
                                                --------------    ---------------   ---------------     --------------

Loss before incomes taxes                              (56.0%)           (856.4%)           (38.1%)           (710.3%)
Provision for income taxes                                0.2%              10.0%              0.2%              10.0%
                                                --------------    ---------------   ---------------     --------------

Net loss                                               (56.2%)           (866.4%)          (38.3%)             (720.3%)
                                                ==============    ===============   ===============     ==============


Three Months Ended September 30, 2001 and September 30, 2000
------------------------------------------------------------

         The results of operations and cash flows for the three months ended September 30, 2001 include the results of operations and cash flows of both MidSouth and LandOak as a result of the Company's acquisition of these businesses effective January 1, 2001. TES' results of operations are included in loss from discontinued operations except for royalty income which is classified as operating revenue. The results of operations and cash flows for the three months ended September 30, 2000 do not include the results of operations and cash flows for MidSouth and LandOak. TES' results of operations are included in loss from discontinued operations except for royalty income which is classified as operating revenue.

         Total Operating Revenues. Total operating revenues for the three months
         ------------------------
ended September 30, 2001 increased to $2,156,744 from $45,000 in the same period of the previous fiscal year. Operating revenues were comprised of $1,502,094 from MidSouth operations and $609,650 from LandOak operations. Operating revenues from continuing operations at TES remained constant at $45,000 during the three months ended September 30, 2001 compared to the same period of the previous fiscal year.

         Continuing operations at TES consist of a licensing agreement with a sewing machine manufacturer that utilizes the Company's patented electronic gearing technology. Royalty income and, possibly, licensing fee income for TES are expected to continue during the term of the licensing agreement. Revenues at MidSouth are cyclical and are generally tied to the overall condition of the economy, particularly the commercial real estate and development market. Sales of sign products and installation services increased 16% for the three months ended September 30, 2001 as compared to the previous fiscal quarter. Additionally, revenues at MidSouth's NSA division are typically generated from large contracts covering multiple months. These revenues are cyclical and are dependent on the timing of the contracts. Revenues of NSA decreased 42% during the three months ended September 30, 2001 as compared to the previous fiscal quarter primarily reflecting the completion of a large service project during the previous fiscal quarter. Revenues at LandOak, which are seasonal in nature, decreased 9% in the three months ended September 30, 2001 compared to the previous fiscal quarter. Daily and monthly rental revenues, driven by the peak summer months of rental demand, increased 19% during the three months ended September 30, 2001, but longer-term lease revenue decreased 47% due to the conclusion of a large contract lease agreement. This agreement is expected to resume during the Company's third quarter of the current fiscal year.

         Cost of Product Sales and Service. Cost of product sales and service
         ---------------------------------
(relating to the MidSouth subsidiary) increased by 1% for the three months ended September 30, 2001 to $1,315,566 from $1,301,199 during the previous fiscal quarter. This increase is the result of increased sign, installation and service revenues during the three months ended September 30, 2001 from the previous fiscal quarter, offset by lower costs at NSA due to reduced revenues during the same period.

         Cost of Rental and Lease Revenues. Cost of rental and lease revenues at
         ---------------------------------
LandOak for the three months ended September 30, 2001 decreased 20% to $608,360 from $760,214 during the previous fiscal quarter, reflecting reduced revenues and the Company's aggressive efforts to reduce excess vehicle inventory and operating costs associated with the Company's operations. Included in the cost of rental and lease revenues is $315,937 of depreciation mainly attributable to the Company's rental and lease vehicle fleets.

         Research and Development. Research and development expenses, related
         ------------------------
solely to TES, have been reclassified to loss from discontinued operations.

         Selling, General and Administrative. Selling, general and administrative expenses increased 300% to $467,882 during the three months ended September 30, 2001 from $117,027 during the same period of the previous fiscal year. This increase is primarily the result of the inclusion of $284,156 of expenses at MidSouth and $94,665 of expenses at LandOak during the three months ended September 30, 2001 due to the acquisition of those businesses effective January 1, 2001. Selling, general and administrative expenses at TTI decreased 24% to $89,060 during the three months ended September 30, 2001 from $117,027 during the same period of the previous fiscal year, primarily the result of reduced expenses for salaries, stockholder relations, legal and accounting. For both fiscal quarters, selling, general and administrative expenses related to TES have been reclassified to loss from discontinued operations.

         Operating Loss. For the three months ended September 30, 2001, the
         --------------
Company's operating loss increased by 226% to $ 235,054 from an operating loss of $72,027 for the same period of the previous fiscal year. The increased loss is mainly attributable to the inclusion of LandOak's operating loss of $93,375 and MidSouth's operating loss of $97,618 due to the acquisition of those businesses effective January 1, 2001. This was partially offset by TTI's reduced selling, general and administrative expenses.

         Interest Expense. Interest expense increased by 198% to $162,919 during
         ----------------
the three months ended September 30, 2001 from $54,674 the same period the previous fiscal year. This increase is primarily the result of the inclusion of $95,707 of LandOak interest expense (primarily related to vehicle financing) and $18,672 of MidSouth interest expense (primarily related to notes payable issued for equipment purchases and working capital financing) due to the acquisition of those businesses effective January 1, 2001. TTI and TES interest expense decreased by 11% to $48,540 during the three months ended September 30, 2001 from $54,674 during the same period of the previous fiscal year, the result of reduced indebtedness.

         Loss From Discontinued Operations. Loss from discontinued operations
         ---------------------------------
increased to $822,627 during the three months ended September 30, 2001 from $256,767 during the same period of the previous fiscal year. Included in the loss from discontinued operations for the three months ended September 30, 2001 is $678,411 attributable to the write-down of equipment, inventory and other assets to estimated realizable value and the establishment of a reserve for estimated future costs associated with the cessation of operating activities at TES. Additionally, TES' operating loss contributed $144,216 to loss from discontinued operations.

         Net Loss. The Company's net loss increased 211% to a net loss of
         --------
$1,212,267 during the three months ended September 30, 2001 from a net loss of $389,880 during the same period of the previous year due to the inclusion of operating losses and interest expense at LandOak and MidSouth due to the acquisition of those businesses effective January 1, 2001 and the increased loss from discontinued operations at TES.

Six Months Ended September 30, 2001 and September 30, 2000
----------------------------------------------------------

         The results of operations and cash flows for the six months ended September 30, 2001 include the results of operations and cash flows of both MidSouth and LandOak as a result of the Company's acquisition of these businesses as of January 1, 2001. TES' results of operations are included in loss from discontinued operations except for royalty income which is classified as operating revenue. The results of operations and cash flows for the six months ended September 30, 2000 do not include the results of operations and cash flows for MidSouth and LandOak. TES' results of operations are included in loss from discontinued operations except for royalty income which is classified as operating revenue.

         Operating Revenues. Operating revenues of the Company for the six
         ------------------
months ended September 30, 2001 increased to $4,591,043 from $105,000 in the same period of the previous fiscal year. This increase is the result of the inclusion of $3,240,037 of revenue from MidSouth and $1,280,506 of revenue from LandOak for the six months ended September 30, 2001. Royalty revenue from TES decreased to $70,500 during the six months ended September 30, 2001 from $105,000 during the same period of the previous fiscal year. This decrease is based on lower reported sales and royalties from the sole licensee of the Company's patented electronic gearing technology. TES' product sales and service revenues have been reclassified to loss from discontinued operations for the six months ended September 30, 2001 and 2000.

         Cost of Product Sales and Service. Cost of product sales and service
         ---------------------------------
increased to $2,616,755 due to the inclusion of MidSouth's results of operations for the six months ended September 30, 2001 as a result of the Company's acquisition of the business as of January 1, 2001. TES' cost of product sales and service has been reclassified to loss from discontinued operations for the six months ended September 30, 2001 and 2000, respectively.

         Cost of Rental and Lease Revenues. Cost of rental and lease revenues
         ---------------------------------
increased to $1,368,574 due to the inclusion of LandOak's results of operations for the six months ended September 30, 2001 as a result of the Company's acquisition of the business as of January 1, 2001. Included in the cost of rental and lease revenues is $687,174 of depreciation associated with the Company's rental and lease vehicle fleet.

         Research and Development. Research and development expenses, related
         ------------------------
solely to TES, have been reclassified to loss from discontinued operations.

         Selling, General and Administrative. Selling, general and
         -----------------------------------
administrative expenses increased 346% to $984,519 during the six months ended September 30, 2001 from $220,728 during the same period of the previous fiscal year. This increase is primarily due to the inclusion of $549,463 of expenses at MidSouth and $229,289 of expenses at LandOak during the six months ended September 30, 2001 due to the acquisition of those businesses as of January 1, 2001. Selling, general and administrative expenses at TTI decreased 7% to $205,767 during the six months ended September 30, 2001 from $220,728 during the same period of the previous fiscal year, primarily the result of reduced expenses for salaries and stockholder relations. For the six month periods ended September 30, 2001 and 2000, respectively, selling, general and administrative expenses related to TES have been reclassified to loss from discontinued operations.

         Operating  Loss. For the six months ended  September 30, 2001, the
         ----------------
Company's operating loss increased by 227% to $378,805 from $115,728 for the same period of the previous fiscal year. The increased loss is mainly attributable to reduced royalty income for TES and the inclusion of the operating loss of LandOak of $317,357 and the operating income of MidSouth of $73,819 due to the acquisition of those businesses effective January 1, 2001. This was partially offset by TTI's reduced selling, general and administrative expenses. For the six month periods ended September 30, 2001 and 2000, respectively, TES' operating loss, except for royalty income, has been reclassified to loss from discontinued operations.

         Interest Expense. Interest expense increased to $360,869 during the six
         ----------------
months ended September 30, 2001 from $99,504 during the same period of the previous fiscal year. This increase is attributable to inclusion of $222,472 of LandOak interest expense (primarily related to vehicle financing) and $40,477 of MidSouth interest expense (primarily related to notes payable issued for equipment purchases and working capital financing) due to the acquisition of those businesses effective January 1, 2001. TTI and TES interest expense decreased slightly to $97,920 during the six months ended September 30, 2001 from $99,504 during the same period of the previous fiscal year.

         Loss from Discontinued Operations. Loss from discontinued operations
         ---------------------------------
increased to $1,060,224 during the six months ended September 30, 2001 from $530,929 during the same period of the previous fiscal year. Included in the loss from discontinued operations for the six months ended September 30, 2001 is $678,411 attributable to the write-down of equipment, inventory and other assets to estimated realizable value and the establishment of a reserve for estimated future costs associated with the cessation of operating activities at TES. Additionally, TES' operating loss contributed $381,813 to loss from discontinued operations.

         Net Loss. The Company's net loss increased 133% to a net loss of
         ---------
$1,759,790 during the six months ended September 30, 2001 from a net loss of $756,316 during the same period of the previous fiscal year due to the inclusion of LandOak's operating loss (partially offset by MidSouth's operating profit) and LandOak and MidSouth interest expense as a result of the acquisition of those businesses effective January 1, 2001; the increased loss from discontinued operations; and the reduced royalty income at TES.

Liquidity and Capital Resources

         Since its inception, Tice has financed its operations through a combination of cash flow from operations, bank borrowings, borrowings from individuals and the sale of common stock. Capital requirements have arisen primarily in connection with purchases of fixed and intangible assets, and Tice (through its wholly owned subsidiary, TES) has historically made significant expenditures each year for research and development and marketing of new technology, particularly in fiscal year 2001 related to the FS-2000 felling machine and the dual-head lockstitch machine. In fiscal year 2001, Tice acquired substantially all the assets and assumed certain liabilities associated with two businesses, MidSouth and LandOak, which acquisitions have been described in more detail elsewhere herein. In connection with these acquisitions, Tice has significantly increased its liabilities, thereby increasing the need for cash to meet debt obligations, working capital requirements and investment in property and equipment. In addition, Tice may have additional capital needs as it pursues other acquisitions. Tice's cash flow has been affected by the MidSouth and LandOak businesses since January 1, 2001.

         Due to the discontinuance of TES operations in August 2001, TES cash flows and results of operations for all periods presented in the accompanying condensed consolidated financial statements have been restated to reflect TES' results of operations, loss from disposal of assets and estimated continuing expenses as loss from discontinued operations net of applicable income taxes. Because the Company is expected to continue to earn royalties, royalty income is reflected as operating revenue.

         Net cash used by operating activities was $52,686 during the six months ended September 30, 2001 and $524,998 during the same period of the previous fiscal year. The primary uses of cash by operating activities for the six months ended September 30, 2001 were the net loss of $1,759,790, increased inventory of $97,803, increased prepaid expenses and other assets of $46,381 and decreased accounts payable and accrued liabilities of $52,127, offset somewhat by decreased receivables of $375,692, depreciation of $756,500, amortization of $72,118, non-cash write-offs and reserves related to the closure of operations of TES of $678,411 as well as other increases and decreases of non-cash and working capital items. The primary uses of cash from operating activities during the six months ended September 30, 2000 were the net loss of $756,316 and increased inventory of $30,379 partially offset by increased accounts payable and accrued liabilities of $209,814 as well as other lesser increases and decreases of non-cash and working capital items.

         Net cash provided by investing activities was $458,260 during the six months ended September 30, 2001. Net cash used by investing activities was $23,244 during the same period of the previous fiscal year. The primary source of cash from investing activities during the six months ended September 30, 2001 were $1,965,352 of proceeds from disposal of property and equipment (primarily from the sale of used vehicles at LandOak) and $63,058 of payments received on financing notes receivable, partially offset by $1,518,931 of property and equipment purchases (primarily for vehicles at LandOak) and $47,007 increase in other assets. The primary use of cash by investing activities during the six months ended September 30, 2000 was the increase of other assets of $20,383.

         Net cash used by financing activities was $499,026 during the six months ended September 30, 2001. Net cash provided by financing activities was $335,401 during the same period of the previous fiscal year. The primary uses of cash during the six months ended September 30, 2001 were $1,488,936 of principal payments on notes payable and long-term debt, mainly for vehicle financing at LandOak, $27,122 of principal payments on notes payable to related parties, $35,279 of principal payments on capital lease obligations and $256,011 increase in the vehicle escrow account at LandOak, partially offset by $1,287,946 of proceeds from notes payable and long-term debt for financing vehicle purchases at LandOak and $20,376 of proceeds from a life insurance loan. The primary sources of cash provided by financing activities for the six months ended September 30, 2000 were $267,063 of proceeds from the issuance of notes payable, $50,000 of proceeds from the issuance of notes payable to related parties and $25,000 proceeds from the issuance of stock.

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

         The Company's principal commitments at September 30, 2001 consisted primarily of notes payable, notes payable to related parties, obligations under capitalized leases, accounts payable, accrued liabilities and other liabilities which are primarily customer deposits. Notes payable, including both the short term and long term portions, were $7,533,397. Of the notes payable balance, $5,614,616 is comprised of notes payable to financial institutions, is related to the financing of LandOak's rental and lease vehicles and is classified as current portion of notes payable; $500,242 is term debt primarily from financial institutions and related to the purchase of equipment and financing working capital needs, of which $264,401 is classified as current portion of notes payable; $165,410 is indebtedness to a company and is related to the purchase of the land and building at MidSouth, of which $14,256 is classified as current portion of notes payable; $194,470 is indebtedness under a working capital line of credit with a financial institution, all of which is classified as current portion of notes payable; $958,659 is related to notes payable to investors, is due June 2003 and is classified as long term debt; $100,000 is a note payable to an investor, has matured but has been extended on a month-to-month basis by the investor and is classified as current portion of notes payable.

         Notes payable to related parties, including both short-term and long-term portions, were $613,022. Of the notes payable to related parties balance, $516,843 is payable to William A. Tice, former Chairman and former member of the Company's Board of Directors, is classified as long term debt, is subordinated to other notes payable and cannot be repaid until such other notes payable have been paid in full; $50,000 is a note payable to another related party that matures quarterly but is expected to be renewed each quarter as it has been in the past and is classified as short-term; and $46,179 is a note payable to a financial institution for the benefit of two directors of the Company who are obligors under a loan agreement for which the Company benefited from the loan proceeds, and is classified as short term debt.

         Tice and the predecessor companies to LandOak and MidSouth have used the proceeds of indebtedness to provide working capital for operations, for the continuing development of the electronic gearing technology, to finance vehicle purchases in the rental and leasing operations at LandOak and to finance the purchase of property and equipment used in the operations, primarily at MidSouth. In the past, borrowings have also been used to fund the costs of license and royalty agreement negotiations and registration of securities. Several of these notes have been extended to retain working capital.

         Obligations under capital leases were $172,306 as of September 30, 2001 of which $83,629 is classified as current portion. The capital lease obligations were incurred in the acquisition of office and manufacturing equipment at all three subsidiaries and in the acquisition of transportation and installation equipment at MidSouth. Tice and its subsidiaries also lease certain real property, office, computer, manufacturing and transportation equipment under various operating leases.

         Tice has incurred operating losses for fiscal years 2000 and 2001 and through September 30, 2001 which has resulted in a significant use of working capital. In addition, the acquisitions of LandOak and MidSouth have added significant liabilities to the Company and, conversely, potential for additional equity and debt financing.

         Management anticipates an increase in revenues and cash flows from operations in fiscal year 2002 as a result of the acquisition of LandOak and MidSouth and the termination of the TES operations which, with efforts which are underway to locate new financing sources, should be sufficient to meet anticipated cash needs for working capital and capital expenditures for the next year. The Company is currently in discussions with a financial institution and two of the Company's directors relative to the approximately $4 million in notes payable owed to a financial institution by the Company. The Company is seeking a longer-term principal reduction plan that would allow it greater flexibility to operate its LandOak business while continuing to reduce the principal amount outstanding. However, there is no assurance that the Company will be able to meet its operating plans, achieve profitability, or raise additional financing.

         Management believes that future revenues are dependent on several factors:

         Tice's management believed that Tice could no longer sustain the operating losses generated by TES until significant revenues could be generated, if at all. Because of this, Tice entered into a letter of intent to sell certain assets and most of the operations of TES to William A. Tice who, at the time, was Chairman of the Board. On August 13, 2001, the Company announced that Mr. Tice had withdrawn from the transaction. As a result, on August 13, 2001, the Company discontinued sales, manufacturing, research and development activities at TES. Management attempted but was not able to locate buyers for the TES business and/or the majority of TES assets. As a result, during the quarter ended September 30, 2001, all TES employees were terminated, inventory, property, equipment and other assets were written down to estimated disposal value, the building housing the TES/TTI offices and facilities was vacated and the lease was terminated. Management believes that current royalties earned under existing licenses will continue and probably increase. However, future royalties are dependent on TES' licensee and its ability to generate sales of equipment utilizing the electronic gearing technology.

         At MidSouth, management anticipates increased revenues from its growing sign fabrication, installation and service segments. Generally, MidSouth will continue to focus on certain types of signage and industry groups and will continue to focus on developing a reputation for quality products and customer service. As fabrication and installation revenues are dependent on market conditions, they would be expected to decline given a downturn in the general economy. MidSouth is working to expand its service business which is less sensitive to a fluctuating economy.

         At MidSouth's National Survey Associates (NSA) division, revenue is generated through sign surveys, project management services, field services, data management, recommendations and reporting. Presently, NSA depends on several large customers for the majority of its revenues. Efforts are underway to increase its customer base and to expand the scope of customer services to include broader field services, web-enabled data management and project management outside of traditional signage surveys.

         At LandOak, revenues are expected to continue to be generated through the vehicle rental centers. LandOak plans to develop strategic relationships with automobile and travel industry partners to expand its geographic coverage while minimizing the fixed costs of maintaining vehicle rental centers. Additionally, management is working to develop strategic partnerships to assist in vehicle acquisition, disposition and maintenance. While the rental business is susceptible to economic conditions, LandOak targets customers such as insurance replacement and commercial fleet accounts to minimize the effects of economic downturns. LandOak is very dependent on its ability to secure long-term financing sources to provide an adequate fleet of rental vehicles. Such financing, while currently in place, is not assured for the long term. The inability to secure such financing would have a negative impact on future LandOak revenues.

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

FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

         This section captioned "Factors Relating to Forward-Looking Statements" and other parts of this Quarterly Report on Form 10-QSB include certain forward-looking statements within the meaning of the federal securities laws. Actual results and the occurrence or timing of certain events could differ materially from those described in any of such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-QSB.

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

         Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements or events, or timing of events, to differ materially from any future results, performance or achievements or events, or timing of events, expressed or implied by such forward-looking statements. We cannot assure that we will be able to anticipate or respond timely to the changes that could adversely affect our operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our securities.

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

         o the inability to obtain favorable continuous vehicle financing for the rental and leasing operations or to obtain funding sources for the brokered leasing business;

         o continued dependence on a small number of significant customers at each of the operations for substantially all of Tice's revenue and the potential loss of one or more major customers;

         o the dependence on patents and the ability to protect proprietary products, the potential that existing patents will not be enforceable, the risk that our products will infringe on patents held by others or the risk that competitors will develop similar or functionally similar products; and

         o the potential adverse effect of competition, the potential failure to provide competitive timely designs of cost-effective solutions, products or services and the potential adverse effect of technological change with which we are unable to keep pace.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

                           PART II - OTHER INFORMATION

Item 5.           Other Information

         On October 15, 2001, William A. Tice, Chairman and Director of the Company and Director of its subsidiary, TES, tendered his resignation from positions with both entities. At a scheduled Board of Directors meeting on October 16, 2001, the Board of Directors of both Tice and TES accepted the resignation. In addition, at the same meeting, the Board of Directors elected Thomas W. Reddoch as a replacement for Mr. Tice to serve until the next election of the Board of Directors at the next annual meeting.

Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits Index

         --------------------------------------------------------------------- ------------------- ----------------
                                                                                     Exhibit             Page
                                                                                   Table Number         Number
         --------------------------------------------------------------------- ------------------- ----------------
         II.  Articles of Incorporation and Bylaws                                      3
         --------------------------------------------------------------------- ------------------- ----------------
          (i)  Certificate of Incorporation of Tice Technology, Inc.                                      +/-
         --------------------------------------------------------------------- ------------------- ----------------
         (ii)  Bylaws of Tice Technology, Inc.                                                            +/-
         --------------------------------------------------------------------- ------------------- ----------------
         III.  Instruments Defining Rights of Security Holders                          4
         --------------------------------------------------------------------- ------------------- ----------------
         (i) Form of Promissory Note Issued in Connection with                                            #
         Private Placement Closed on June 25, 1999
         --------------------------------------------------------------------- ------------------- ----------------
         (iii) Warrant Agreement relating to Rights to Purchase up to                                     #
         100,000 Common Shares of Tice Technology, Inc. Received by Holders of
         the Promissory Notes
         --------------------------------------------------------------------- ------------------- ----------------
         (iv) Security Agreement Pledging Patents as Security for Promissory                              #
         Notes
         --------------------------------------------------------------------- ------------------- ----------------
         (v) Registration Rights Agreement Giving Purchasers under the Private                            #
         Placement Closed on June 25, 1999 Certain Demand and Piggyback
         Registration Rights
         --------------------------------------------------------------------- ------------------- ----------------
         (vi) Option Agreement Relating to Option to Purchase Up to 50,000                                #
          Common Shares of Tice Technology, Inc. Granted to Finder
         --------------------------------------------------------------------- ------------------- ----------------
         (vii) Incentive Stock Option Plan and Agreement Between Charles R.                               #
         West and Tice Technology, Inc.
         --------------------------------------------------------------------- ------------------- ----------------

+/- Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Tice Technology Inc. which became effective August 1, 1997.

# Previously filed as an exhibit to Form 10-K for the year ended March 31, 2000.

(b) The Company did not file any reports on Form 8-K during the second quarter of fiscal year 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Tice Technology, Inc.



                             By:      /s/ Charles R. West
                                      --------------------------------------
                                      Charles R. West, President and
                                      Chief Executive Officer

                                      Date: December 21, 2001

                             By:      /s/ David G. Camp
                                      --------------------------------------
                                      David G. Camp, Chief Financial Officer

                                      Date: December 21, 2001