Form 10QSB
period 2001-12-31
TICE TECHNOLOGY INC
filed 2002-03-07
CIK 1020676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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

                  ---------------------------------------------


                               10267 Kingston Pike
                           Knoxville, Tennessee 37922
                    (Address of principal executive offices)

                                 (865) 531-0000
                           (Issuer's telephone number)


                  ---------------------------------------------


     The number of shares outstanding of each of the registrant's classes of common stock on February 15, 2002 was 22,773,329 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

     Transitional Small Business Disclosure Format: Yes [_] No [X]


                            Exhibit Index at page 29.

                         PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                                                                            Page
                                                                            ----
Condensed Consolidated Balance Sheets -- As of December 31, 2001               3
         and March 31, 2001

Condensed Consolidated Statements of Operations -- For the Three Months
         and the Nine Months Ended December 31, 2001 and 2000                  5

Condensed Consolidated Statements of Cash Flows -- For the Nine Months
         Ended December 31, 2001 and 2000                                      6

Notes to Condensed Consolidated Financial Statements                           7

                      Tice Technology, Inc. & Subsidiaries
                      Condensed Consolidated Balance Sheets
                      -------------------------------------

                                                        December 31,       March 31,
                                                            2001            2001 (1)
                                                        ------------     ------------
                                                                 (unaudited)
Assets

Cash and cash equivalents                               $     67,802     $    173,205
Accounts receivable, net                                   1,151,613        1,581,038
Current portion of financing notes receivable, net           354,450           64,534
Employee advances receivable                                  38,300           36,650
Prepaid expenses and other current assets                     85,285           50,623
Costs and estimated earnings in excess of billings
     on uncompleted contracts                                  3,542          233,355
Vehicles held for sale, net                                  303,789          224,792
Inventory, net                                               178,661          735,276
                                                        ------------     ------------

         Total current assets                              2,183,442        3,099,473

Property and equipment:
     Leasehold improvements                                   60,973           79,267
     Furniture, fixtures and equipment                       598,976        1,181,290
     Rental and lease vehicles                             2,908,426        5,065,126
     Building and improvements                               550,000          550,000
     Land                                                    200,000          200,000
     Vehicles                                                172,226          186,323
                                                        ------------     ------------

         Total property and equipment                      4,490,601        7,262,006

         Less accumulated depreciation                      (772,027)        (887,280)
                                                        ------------     ------------

         Property and equipment, net                       3,718,574        6,374,726

Financing notes receivable, less current portion, net        179,161          379,261
Escrow account                                                56,668          175,471
Patents, net                                                 172,379          204,617
Debt issuance costs, net                                      16,331           24,497
Goodwill, net                                              1,491,928        1,520,888
Other assets                                                      --           19,398
                                                        ------------     ------------

         Total assets                                   $  7,818,483     $ 11,798,331
                                                        ============     ============


           See accompanying Notes to Unaudited Condensed Consolidated
                              Financial Statements

(1) The March 31, 2001 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

                                                              December 31,     March 31,
                                                                  2001          2001 (1)
                                                              ------------    -----------
                                                                       (unaudited)
Liabilities and Stockholders' (Deficit) Equity

Current portion of notes payable                               $ 4,728,641    $ 3,111,490
Current portion of notes payable to related parties                126,339        104,707
Accounts payable                                                 1,511,077      1,340,252
Accrued liabilities                                                641,782        651,311
Current portion of capital lease obligations                        74,824         72,529
Reserve for continuing expenses for discontinued operations        150,263             --
Other current liabilities                                          183,404        255,226
                                                               -----------    -----------

         Total current liabilities                               7,416,330      5,535,515

Notes payable, less current portion, net                         1,322,883      4,612,341
Notes payable to related parties, less current portion                  --        510,465
Capital lease obligations, less current portion                     72,746        135,055
Other liabilities                                                   50,090         44,393
                                                               -----------    -----------

         Total liabilities                                       8,862,049     10,837,769

     Stockholders' (deficit) equity                             (1,043,566)       960,562
                                                               -----------    -----------

     Total liabilities and stockholders' (deficit) equity      $ 7,818,483    $11,798,331
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

                      Tice Technology, Inc. & Subsidiaries
                 Condensed Consolidated Statements of Operations
                 -----------------------------------------------

                                               For the three months            For the nine months
                                                ended December 31,              ended December 31,
                                               2001            2000            2001            2000
                                           ------------    ------------    ------------    ------------
                                                    (unaudited)                     (unaudited)
                                                            (restated)                      (restated)
Operating revenues:
     Product sales and service             $  1,415,670    $         --    $  4,655,707    $         --
     Rental and lease income                    448,238              --       1,728,744              --
     License fees                                    --         250,000              --         250,000
     Royalties                                  (15,335)         45,000          55,165         150,000
                                           ------------    ------------    ------------    ------------

     Total operating revenues                 1,848,573         295,000       6,439,616         400,000

Operating expenses:
     Cost of product sales and service        1,532,676              --       4,149,431              --
     Cost of rental and lease revenues          486,660              --       1,855,234              --
     Selling, general and administrative        493,800         101,570       1,478,319         362,529
                                           ------------    ------------    ------------    ------------

     Total operating expenses                 2,513,136         101,570       7,482,984         362,529
                                           ------------    ------------    ------------    ------------

Operating (loss) income                        (664,563)        193,430      (1,043,368)         37,471
                                           ------------    ------------    ------------    ------------

Other income (expense):
     Interest expense                          (123,821)        (57,634)       (484,690)       (157,138)
     Other income                                12,643              --          59,980             345
     Loss on sale of fixed assets                    --              --            (179)             --
     Loss from discontinued operations
       net of applicable income taxes
         Operating loss                              --        (216,077)       (381,813)       (706,775)
         Loss from disposal                          --              --        (678,411)             --
                                           ------------    ------------    ------------    ------------

     Total other expense, net                  (111,178)       (273,711)     (1,485,113)       (863,568)
                                           ------------    ------------    ------------    ------------

Loss before income taxes                       (775,741)        (80,281)     (2,528,481)       (826,097)
Provision for income taxes                       (1,533)         29,500           5,517          40,000
                                           ------------    ------------    ------------    ------------

Net loss                                   $   (774,208)   $   (109,781)   $ (2,533,998)   $   (866,097)
                                           ============    ============    ============    ============

Loss per share (basic and diluted):

     Continuing operations                 $      (0.03)   $       0.01    $      (0.06)   $      (0.01)
     Discontinued operations               $         --    $      (0.02)   $      (0.05)   $      (0.08)
     Net loss per share                    $      (0.03)   $      (0.01)   $      (0.11)   $      (0.09)
                                           ============    ============    ============    ============

          See accompanying Notes to Unaudited Condensed Consolidated
                              Financial Statements

                      Tice Technology, Inc. & Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------

                                                                                 For the nine months ended
                                                                                       December 31,
                                                                                2001                2000
                                                                           ---------------     -------------
                                                                                        (unaudited)
Net cash flows from operating activities:
    Net loss                                                               $  (2,533,998)      $    (866,097)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
         Depreciation                                                          1,012,003              27,503
         Amortization                                                            108,155              27,518
         Increase in cash surrender value of life insurance                         (599)             (5,190)
         (Decrease) increase in allowance for doubtful accounts                   (7,742)              9,000
         Increase in inventory reserve                                             8,000              18,000
         Loss (gain) on sale of property and equipment                               179              (5,946)
         Loss from discontinued operations                                       678,411                  --
    Changes in operating assets and liabilities:
         Receivables                                                             615,102            (318,989)
         Prepaid expenses and other assets                                       (15,775)                123
         Inventory                                                                37,886             (30,578)
         Accounts payable and accrued liabilities                                166,623             473,146
         Other liabilities                                                       (16,128)                 --
                                                                           -------------       -------------
    Net cash provided (used) by operating activities                              52,117            (671,510)

Cash flows from investing activities:
    Purchases of property and equipment                                       (1,500,817)             (1,149)
    Proceeds from disposal of property and equipment                           2,911,284              21,000
    Payments received on financing notes receivable                              104,235                  --
    Additions to patents                                                          (4,212)             (7,009)
    Additions to other assets                                                    (62,007)            (36,981)
                                                                           -------------       -------------
    Net cash provided (used) by investing activities                           1,448,483             (24,139)

Cash flows from financing activities:
    Proceeds from notes payable to related parties                                30,000              50,000
    Proceeds from notes payable and long-term debt                             1,287,946             416,952
    Proceeds from life insurance loan                                             20,376                  --
    Principal payments on notes payable to related parties                       (26,961)                 --
    Principal payments on notes payable and long-term debt                    (2,976,152)                 --
    Principal payments on capital lease obligations                              (60,015)             (9,448)
    Net proceeds from issuance of stock and stock warrants                            --              25,000
    Net change in escrow account                                                 118,803                  --
                                                                           -------------       -------------

    Net cash (used) provided by financing activities                          (1,606,003)            482,504
                                                                           -------------       -------------

    Net decrease in cash and cash equivalents                                   (105,403)           (213,145)

Cash and cash equivalents, beginning of period                                   173,205             218,828
                                                                           -------------       -------------

Cash and cash equivalents, end of period                                   $      67,802       $       5,683
                                                                           =============       =============

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

     The accompanying condensed consolidated financial statements include the accounts of Tice Technology, Inc. ("TTI") and its three wholly owned subsidiaries, Tice Engineering and Sales, Inc. ("TES"), MidSouth Sign Company, Inc. ("MidSouth") and LandOak Company, Inc. ("LandOak"). The acquisitions of the MidSouth and LandOak businesses were effective January 1, 2001. The condensed consolidated balance sheet and the cash flows as of and for the nine months ended December 31, 2001 and the results of operations for the three month and nine month periods ended December 31, 2001 include the balance sheets, cash flows and the results of operations of TTI, TES, MidSouth and LandOak for the same periods. The condensed consolidated balance sheet and the cash flows as of and for the nine months ended December 31, 2000 and the results of operations for the three month and nine month periods ended December 31, 2000 exclude the balance sheets, cash flows and the results of operations of MidSouth and LandOak. The consolidation of these entities is collectively referred to as the Company or Tice. All significant intercompany balances and transactions have been eliminated.

     Due to the discontinuance of TES operations in August of 2001, the TES cash flows and results of operations for all periods presented in the accompanying condensed consolidated financial statements have been restated to reflect TES' results of operations, loss from disposal of assets and estimated continuing expenses as loss from discontinued operations net of applicable income taxes.

     These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as of and for the period ended March 31, 2001.

     The information furnished reflects all adjustments which management believes are necessary for a fair presentation of the Company's financial position and cash flows as of and for the nine months ended December 31, 2001 and 2000 and the results of its

                      Tice Technology, Inc. & Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

1.  Condensed Consolidated Financial Statements, continued:

    operations for the three month and nine month periods ended December 31, 2001 and 2000. All such adjustments are of a normal recurring nature.

    Effective January 1, 2001, Tice acquired substantially all the assets and assumed certain liabilities related to the operations of both MidSouth and LandOak in exchange for 5,000,000 and 8,000,000 restricted Common Shares, respectively. The acquisitions were accounted for by the purchase method.

2.  Results of Operations

    The results of operations for the three month and nine month periods ended December 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the respective full years.

3.  Inventory

    Inventory consists of the following:

                                           December 31,           March 31,
                                              2001                  2001
                                          -------------       ---------------

             Raw materials                $      66,671       $       272,885
             Work in process                     66,652               242,173
             Finished goods                      45,338               335,218
                                          -------------       ---------------
                                                178,661               850,276
             Reserve for obsolescence                --              (115,000)
                                          -------------       ---------------
             Inventory, net               $     178,661       $       735,276
                                          =============       ===============

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

    Following is a reconciliation of the numerators and denominators of the basic and diluted loss per share:

                      Tice Technology, Inc. & Subsidiaries
         Notes to Condensed Consolidated Financial Statements, Continued
                                   (unaudited)

4.   Loss per Share, continued:

                                             Three Months Ended                    Nine Months Ended
                                                 December 31                          December 31
                                            2001             2000               2001               2000
                                       --------------   --------------    ----------------    --------------
     Loss:
     Basic and diluted:
       Continuing operations           $    (774,208)   $     106,296     $    (1,473,774)    $    (159,322)
       Discontinued operations         $          --    $    (216,077)    $    (1,060,224)    $    (706,775)
       Net loss                        $    (774,208)   $    (109,781)    $    (2,533,998)    $    (866,097)

     Shares:
     Basic and diluted:
       Weighted average common
         shares outstanding               22,569,525        9,298,329          22,455,602         9,276,901

5.   Effect of New Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 specifies certain criteria related to business combinations and intangible assets. Statement 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement 121, Accounting for the Impairment of Long-Lived and for Long-Lived Assets to be Disposed of.

     The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective April 1, 2002. Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. For assets identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     As of the date of adoption the Company expects to have unamortized goodwill of approximately $1,465,000 which will be subject to the provisions of Statements 141 and 142. Management is currently evaluating the effect adopting the pronouncement will have on the Company's financial statements, including whether the Company will be required to recognize transitional impairment losses relating from its adoption.

                      Tice Technology, Inc. & Subsidiaries
         Notes to Condensed Consolidated Financial Statements, Continued
                                   (unaudited)

6.   Notes Payable and Long-Term Debt

     In April 2001, the Company entered into an agreement with a financial institution for two lines of credit to provide financing of up to $1,200,000 for the purchase of rental vehicles and to refinance existing vehicle inventory at LandOak. Under the agreement, the Company is required to make monthly principal payments equal to 2.5% of the outstanding loan balance and monthly interest payments based on an annual interest rate of the prime rate plus 2% (6.75% as of December 31, 2001). The financing agreement expires in August 2004 and is personally guaranteed by two directors of the Company. The principal balance as of December 31, 2001 was $490,270.

     In June 2001, the Company entered into a loan modification agreement with a financial institution to modify the terms of two notes payable. The notes were modified to require the Company to reduce the principal balance of the notes by $1,000,000 per calendar quarter beginning in July 2001. These notes are secured by vehicles at LandOak and are personally guaranteed by two directors of the Company. The Company met the $1,000,000 principal payment for the quarter ended September 30, 2001, primarily through the sale of vehicles. During the quarter ended December 31, 2001, the Company made principal payments of $831,500 which was less than the required $1,000,000 principal reduction but was otherwise in compliance with the modified loan agreement. The Company and the financial institution are negotiating modified repayment terms which are expected to be finalized by March 10, 2002 and, therefore, the financial institution does not consider the Company to be in default of the modified loan agreement through March 10, 2002. The modified agreement is expected to provide for the Company to make an immediate principal payment of $1,300,000 on the effective date of the loan modification from funds obtained by way of a private placement of Tice Common Shares with two directors of the Company. Payment of the remaining principal balance will be achieved through the sale of vehicles, including vehicles maintained in the rental and leasing fleet, which will force the Company to close its rental operations by June 30, 2002. As of December 31, 2001, the principal balance of the notes was $3,693,500.

7.   Income Taxes

     The provision for income taxes relates to foreign taxes on TES' license fees and royalty income.

8.   Segment Information

     The Company has two operating segments: MidSouth, which manufactures, installs and services signs and provides sign surveys and project management services in the sign industry; and LandOak, which provides daily and longer term vehicle rental and leasing. TES, which manufactured and sold equipment and services in the industrial sewing machine market, represented a third operating segment until it discontinued operations in August of 2001. The following is a summary of certain financial information relating to the segments for the nine months ended December 31, 2001. No information is provided

                      Tice Technology, Inc. & Subsidiaries
         Notes to Condensed Consolidated Financial Statements, Continued
                                   (unaudited)

8.   Segment Information, continued:

     for the same period of the prior year since the acquisition of the MidSouth and LandOak businesses occurred effective January 1, 2001.

     Nine Months Ended                        Discontinued     TTI/
     December 31, 2001                         Operations      TES      MidSouth    LandOak      Total
       (Amounts in thousands)
     Revenues from external customers                 --     $   55     $ 4,656     $ 1,729    $  6,440
     Revenues from discontinued operations      $     74         --          --          --          74
     Intersegment revenues                            --         --     $    10     $    18    $     28
     Income (loss) before income taxes          $ (1,060)    $ (382)    $  (385)    $  (701)   $ (2,528)
     Segment assets                             $     38     $  218     $ 2,622     $ 4,940    $  7,818

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

     Management attempted but was not able to locate buyers for the TES business and/or the majority of TES assets. As a result, during the quarter ended September 30, 2001, all TES employees were terminated, inventory, property and equipment were written down to estimated disposal value, the building housing the TES/TTI offices and facilities was vacated and the lease was terminated. Additionally, patents not related to licensing agreements were written off, certain accruals were adjusted and a reserve for continuing expenses related to discontinued operations was established including expenses related to the employment contract with William A. Tice through the April 30, 2002 expiration date. The Company reflected charges of $503,411 and $175,000 for asset disposal and estimated continuing expenses, respectively, related to the discontinuance of TES operations.

     Operating revenues from discontinued operations are as follows:

                                               Three Months Ended                   Nine Months Ended
                                                   December 31,                        December 31,
                                               2001          2000                 2001              2000
                                           ------------  ------------         ------------      -----------
     Product sales and service             $        --   $    95,416          $    74,223       $   343,427

                      Tice Technology, Inc. & Subsidiaries
         Notes to Condensed Consolidated Financial Statements, Continued
                                   (unaudited)

9.   Discontinued Operations and Subsequent Events, continued:

     In October 2001, the Company sold certain of its office equipment to a related party which assumed the related capital lease obligations. The Company also transferred other office equipment and the related capital lease obligations to MidSouth. The remaining manufacturing and office equipment and a small portion of inventory were sold for $77,000 at public auction during October for a $27,000 gain which increased the reserve for discontinued operations.

     In August 2001, the TTI and TES offices were relocated to 10267 Kingston Pike, Knoxville, Tennessee.

     On October 15, 2001, William A. Tice resigned his positions on the Boards of Directors of TTI and TES.

     On December 18, 2001, in a private placement transaction, the Company converted $529,870 of notes payable to William A. Tice (note payable to related party) to 1,125,000 Tice Common Shares. The shares are restricted as to sale.

     On February 27, 2002, the Company entered into a letter of intent to acquire the assets of A3 Technologies, Inc. (formerly Glow Products Corporation). If a final definitive agreement is reached, the Company will acquire all the assets and contract rights of A3 Technologies, including the commercialization and market rights held by A3 Technologies to the patented Atmospheric Plasma technology developed at the University of Tennessee Research Center and privatized by Atmospheric Glow Technologies. As a condition to the acquisition, the Company must raise $6.5 million of new capital through a private placement. The Company also has to meet several other conditions for the successful consummation of the transaction, including, but not limited to, obtaining shareholder approval for the increase in the number of authorized shares of the Company, a reverse stock split of the holdings of existing shareholders, divestiture of current subsidiaries LandOak Company, Inc. and MidSouth Sign Company, Inc., conversion of all existing Class B Common Shares to Common Shares effecting a change in control of the Company, and the issuance of 750,000 new Class B Common Shares to the principals of A3 Technologies.

     If successfully consummated, this major shift in business strategy by the Company will also result in an anticipated change in the Company's name and principal place of business. Closing for this transaction is anticipated by April 30, 2002, but in no case later than June 30, 2002 without the consent of both parties.

10.  Continuing Operations

     As shown on the accompanying financial statements, the Company has had recurring losses from operations and resulting cash flow problems. The ability of the Company to continue as a going concern is dependent on management's ability to terminate unprofitable operations, enhance existing profitable operations, identify opportunities

                      Tice Technology, Inc. & Subsidiaries
         Notes to Condensed Consolidated Financial Statements, Continued
                                   (unaudited)

10.  Continuing Operations, continued

     outside of the existing business and maintain adequate financing until cash flow from operations is sufficient. A substantial portion of the Company's losses have been generated by TES, the segment of the consolidated entity which manufactured and sold equipment and services in the industrial sewing machine market. TES discontinued operations in August 2001. Management has concluded that the rental and leasing operations at LandOak cannot create sufficient cash flow to justify its existence nor is it able to obtain competitive new vehicle financing. The Company has attempted to locate a buyer for its rental operation but has been unsuccessful to date. Therefore, the Company has begun reducing headcount and store operations in an effort to liquidate LandOak assets and retire LandOak indebtedness. Management believes that MidSouth has the ability to sufficiently meet cash flow requirements under normal operating conditions but it must identify additional opportunities to achieve long term profitability.

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

     On February 27, 2002, the Company entered into a letter of intent to acquire the assets of A3 Technologies, Inc. (formerly Glow Products Corporation). If a final definitive agreement is reached, the Company will acquire all the assets and contract rights of A3 Technologies, including the commercialization and market rights held by A3 Technologies to the patented Atmospheric Plasma technology developed at the University of Tennessee Research Center and privatized by Atmospheric Glow Technologies. As a condition to the acquisition, the Company must raise $6.5 million of new capital through a private placement. The Company also has to meet several other conditions for the successful consummation of the transaction, including, but not limited to, obtaining shareholder approval for the increase in the number of authorized shares of the Company, a reverse stock split of the holdings of existing shareholders, divestiture of current subsidiaries LandOak Company, Inc. and MidSouth Sign Company, Inc., conversion of all existing Class B Common Shares to Common Shares effecting a change in control of the Company, and the issuance of 750,000 new Class B Common Shares to the principals of A3 Technologies.

     If successfully consummated, this major shift in business strategy by the Company will also result in an anticipated change in the Company's name and principal place of business. Closing for this transaction is anticipated by April 30, 2002, but in no case later than June 30, 2002 without the consent of both parties.

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

     Management has explored a variety of opportunities to expand LandOak's rental operations and has determined that LandOak cannot effectively compete at the local level. The lack of new vehicle financing has further impeded LandOak's competitiveness. Management has concluded that the rental and leasing operations at LandOak cannot create sufficient cash flow to justify its existence. The Company has attempted to locate a buyer for its rental operation but has been unsuccessful to date. Therefore, the Company has begun reducing headcount and store operations in an effort to liquidate LandOak assets and retire LandOak indebtedness.

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

     LandOak has incurred substantial debt to finance its rental fleet. LandOak acquired the majority of its vehicles through manufacturer residual value programs that repurchase or guarantee the resale value of the program vehicles at the end of the rental cycle. The program vehicles and the related repurchase commitments of the manufacturer are used as collateral for fleet financing.

     The major national brands such as Hertz, Budget, Alamo, National, Dollar and Thrifty operate predominantly in the airport markets while Enterprise Rent-A-Car operates predominately in the local markets. However, it can be expected that some of the major national brands will expand into the local markets during the next few years. LandOak has not engaged in any franchise arrangements. LandOak's primary competition is from Enterprise as well as second tier rental companies such as Payless and Rent-A-Wreck, automobile dealerships and used car lots. LandOak and its predecessors have developed a market position and reputation for providing highly personalized service and flexible rental, lease and financing products designed to meet the specific needs of its customers.

     The economy affects both rental rates and the demand for rental cars. Slowdowns in the economy have adversely affected the operating results of LandOak. In addition, the vehicle rental business is subject to seasonal variations in customer demand, with the summer period representing the peak season for vehicle rentals. These changes require LandOak to vary the size of its fleet from summer to winter.

     LandOak has a variety of vehicles including sub-compacts, light trucks, vans and sport utility vehicles for a total of 176 vehicles in its rental fleet. The age of its current fleet ranges from new to four years in age. In addition, LandOak has approximately 72 vehicles on longer-term leases ranging from six months to five years. LandOak has gradually reduced the number of employees who market both internally financed leases and brokered leases. Due to the capital constraints, increased competition by automobile manufacturers through financing incentives and limited sources of new capital at LandOak, the Company has reduced its efforts to provide leasing and financing of new vehicles and is utilizing outside sales representatives instead of full time employees.

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

Results of Operations

     The Company's revenues historically have been generated primarily from the sales of its products and services through its TES subsidiary, with service revenues representing less than 1% of such revenues. Since TES obtained a patent on its electronic gearing technology in 1995 and, in 1997, began licensing the non-exclusive rights to manufacture equipment using the technology to other manufacturers, TES has been receiving license fees and royalties. The accompanying financial statements reflect the recording of revenues due from royalties on two categories of machines sold by the licensee during the period.

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

     At the Company's MidSouth subsidiary, there is one customer that accounted for 12% of the Company's total operating revenues during the nine months ended December 31, 2001. There were no customers at LandOak or TES that represented greater than 10% of the Company's total revenues. Domestic sales accounted for 100% of sales during the three months and nine months ended December 31, 2001.

     The following table sets forth the percentage of total revenues represented by certain items reflected in the Company's unaudited condensed consolidated statements of operations.

                                                            Percentage of total revenues
                                                            ----------------------------

                                                   For the three months      For the nine months
                                                   ended December 31,        ended December 31,
                                                   2001         2000         2001         2000
                                                ----------   ----------   ----------   ----------
                                                             (restated)                (restated)
Operating revenues:
   Product sales and service                          76.6%         --          72.3%          --
   Rental and lease income                            24.2%         --          26.8%          --
   License fees                                         --        84.7%           --         62.5%
   Royalties                                          (0.8)%      15.3%          0.9%        37.5%
                                                ----------   ---------    ----------   ----------

   Total operating revenues                          100.0%      100.0%        100.0%       100.0%

Operating expenses:
   Costs of product sales and service                 82.9%         --          64.4%          --
   Cost of rental and lease revenues                  26.4%         --          28.8%          --
   Selling, general and administrative                26.7%       34.4%         23.0%        90.6%
                                                ----------   ---------    ----------   ----------

   Total operating expenses                          136.0%       34.4%        116.2%        90.6%

Operating (loss) profit                              (36.0%)      65.6%        (16.2%)        9.4%

Other income (expense):
   Interest expense                                   (6.7%)     (19.5%)        (7.5%)      (39.2%)
   Other income                                        0.7%         --           0.9%          --
   Loss on sale of fixed assets                         --          --            --           --
   Loss from discontinued operations                    --       (73.3%)       (16.5%)     (176.7%)
                                                ----------   ---------    ----------   ----------

     Total other expense, net                  (6.0%)     (92.8%)       (23.1%)    (215.9%)
                                            -------     -------     ---------     -------

Loss before incomes taxes                     (42.0%)     (27.2%)       (39.3%)    (206.5%)
Provision for income taxes                     (0.1)%      10.0%          0.1%       10.0%
                                            -------     -------     ---------     -------

Net loss                                      (41.9%)     (37.2%)       (39.4%)    (216.5%)
                                            =======     =======     =========     =======


Three Months Ended December 31, 2001 and December 31, 2000
----------------------------------------------------------

     The results of operations and cash flows for the three months ended December 31, 2001 include the results of operations and cash flows of both MidSouth and LandOak as a result of the Company's acquisition of these businesses effective January 1, 2001. . TES' results of operations are included in loss from discontinued operations except for royalty income and interest expense which are classified as operating revenue and operating expense, respectively. The results of operations and cash flows for the three months ended December 31, 2000 do not include the results of operations and cash flows for MidSouth and LandOak as the acquisitions were not effective until January of 2001. TES' results of operations are included in loss from discontinued operations except for royalty income and interest expense which are classified as operating revenue and operating expense, respectively.

     Total Operating Revenues. Total operating revenues for the three months
     ------------------------
ended December 31, 2001 increased to $1,848,573 from $295,000 in the same period of the previous fiscal year. Operating revenues were comprised of $1,415,670 in revenues from MidSouth operations and $448,238 in revenues from LandOak operations. Operating revenues from continuing operations at TES were a negative $15,335 during the three months ended December 31, 2001 due to an over-accrual of royalty revenue during the three months ended September 30, 2001. As the royalty agreement requires the licensee to report royalty revenue only two times each year, the Company accrued revenue based on the August 2001 royalty revenue report which was greater than the report received in February 2002. The Company had revenues of $295,000 in the same period of the previous fiscal year due to $45,000 of royalty income and $250,000 of licenses fees earned in the previous fiscal year with no comparable license fees earned in the three months ended December 31, 2001.

     Continuing operations at TES consist of a licensing agreement with a sewing machine manufacturer that utilizes the Company's patented electronic gearing technology. Royalty income and, possibly, licensing fee income for TES are expected to continue during the term of the licensing agreement. Revenues at MidSouth are seasonal and are generally tied to the overall condition of the economy, particularly the commercial real estate and development market. Sales of sign products and installation services decreased 1% during the three months ended December 31, 2001 as compared to the previous fiscal quarter, reflecting both the weaker economy and the slower winter season. Additionally, revenues at MidSouth's NSA division are typically generated from large contracts covering multiple months. These revenues are cyclical and are dependent on the timing of the contracts. NSA's revenues increased 8% during the three months ended December 31, 2001 as compared to the previous fiscal quarter. Revenues at LandOak, which are seasonal in nature, decreased 26% in the three months ended December 31, 2001 compared to the previous fiscal quarter. Daily and monthly rental revenues, driven by the peak summer months of rental demand, decreased 41% during the three months ended December

31, 2001, but longer-term lease revenue increased 10% due to the commencement of a large contract lease agreement.

     Cost of Product Sales and Service. Cost of product sales and service
     ---------------------------------
(relating to the MidSouth subsidiary) increased by 16% for the three months ended December 31, 2001 to $1,532,676 from $1,315,556 during the previous fiscal quarter. Product margins were lower during the three months ended December 31, 2001 due to lower pricing by MidSouth as a result of competitive pricing pressures and to increase sales in a weak market.

     Cost of Rental and Lease Revenues. Cost of rental and lease revenues at
     ---------------------------------
LandOak for the three months ended December 31, 2001 decreased 20% to $486,660 from $608,360 during the previous fiscal quarter, reflecting reduced revenues and the Company's aggressive efforts to reduce excess vehicle inventory and operating costs associated with the Company's operations. Included in the cost of rental and lease revenues for the three months ended December 31, 2001 is $221,811 of depreciation mainly attributable to the Company's rental and lease vehicle fleets.

     Research and Development. No research and development expenses, customarily
     ------------------------
related solely to TES, were incurred during the three month period ended December 31, 2001.

     Selling, General and Administrative. Selling, general and administrative
     -----------------------------------
expenses increased 386% to $493,800 during the three months ended December 31, 2001 from $101,570 during the same period of the previous fiscal year. This increase is primarily the result of the inclusion of $306,506 of expenses at MidSouth and $109,019 of expenses at LandOak during the three months ended December 31, 2001 due to the acquisition of those businesses effective January 1, 2001. Selling, general and administrative expenses at TTI and TES decreased 23% to $78,276 during the three months ended December 31, 2001 from $101,570 during the same period of the previous fiscal year, primarily the result of reduced expenses for salaries and stockholder relations, which were partially offset by increased legal expenses. For both fiscal quarters, selling, general and administrative expenses related to TES have been reclassified to loss from discontinued operations.

     Operating Loss. For the three months ended December 31, 2001, the Company's
     --------------
operating loss increased to $664,563 from an operating profit of $193,430 for the same period of the previous fiscal year. The increased loss is mainly attributable to the inclusion of operating losses from MidSouth of $423,511 and LandOak of $147,441 due to the acquisition of those businesses effective January 1, 2001. TTI and TES had an operating loss of $93,611 compared to an operating profit of $193,430 for the same period of the previous fiscal year which profit was primarily attributable to license and royalty fees.

     Interest Expense. Interest expense increased by 115% to $123,821 during the
     ----------------
three months ended December 31, 2001 from $57,634 the same period the previous fiscal year. This increase is primarily the result of the inclusion of $60,885 of LandOak interest expense (primarily related to vehicle financing) and $15,708 of MidSouth interest expense (primarily related to notes payable issued for equipment purchases and working capital financing) due to the acquisition of those businesses effective January 1, 2001. TTI and TES interest expense decreased by 18% to $47,229 during the three months ended December 31, 2001 from $57,634 during the same period of the previous fiscal year, the result of reduced indebtedness.

     Loss From Discontinued Operations. The Company had no loss from
     ---------------------------------
discontinued operations during the three months ended December 31, 2001 compared to a loss from discontinued operations of $216,077 during the same period of the previous fiscal year which loss related to TES operations.

     Net Loss. The Company's net loss increased to a net loss of $774,208 during
     --------
the three months ended December 31, 2001 from a net loss of $109,781 during the same period of the previous year due primarily to the inclusion of operating losses and interest expense at LandOak and MidSouth as a result of the acquisition of those businesses effective January 1, 2001, the increased operating loss at TTI and TES, partially offset by the decreased loss from discontinued operations at TES.

Nine Months Ended December 31, 2001 and December 31, 2000
---------------------------------------------------------

     The results of operations and cash flows for the nine months ended December 31, 2001 include the results of operations and cash flows of both MidSouth and LandOak as a result of the Company's acquisition of these businesses as of January 1, 2001. TES' results of operations are included in loss from discontinued operations except for royalty income and interest expense which are classified as operating revenue and operating expense, respectively. The results of operations and cash flows for the nine months ended December 31, 2000 do not include the results of operations and cash flows for MidSouth and LandOak. TES' results of operations are included in loss from discontinued operations except for royalty income and interest expense which are classified as operating revenue and operating expense, respectively.

     Operating Revenues. Operating revenues of the Company for the nine months
     ------------------
ended December 31, 2001 increased to $6,439,616 from $400,000 in the same period of the previous fiscal year. This increase is the result of the inclusion of $4,655,707 of revenue from MidSouth and $1,728,744 of revenue from LandOak for the nine months ended December 31, 2001. Royalty revenue from TES decreased to $55,165 during the nine months ended December 31, 2001 from $150,000 during the same period of the previous fiscal year. This decrease is based on lower reported sales and royalties from the sole licensee of the Company's patented electronic gearing technology. There was no license fee revenue during the nine months ended December 31, 2001 compared to $250,000 during the same period of the previous fiscal year. TES' product sales and service revenues have been reclassified to loss from discontinued operations for the nine months ended December 31, 2001 and 2000.

     Cost of Product Sales and Service. Cost of product sales and service
     ---------------------------------
increased to $4,149,431 due to the inclusion of MidSouth's results of operations for the nine months ended December 31, 2001 as a result of the Company's acquisition of the business as of January 1, 2001. TES' cost of product sales and service has been reclassified to loss from discontinued operations for the nine months ended December 31, 2001 and 2000, respectively.

     Cost of Rental and Lease Revenues. Cost of rental and lease revenues
     ---------------------------------
increased to $1,855,234 due to the inclusion of LandOak's results of operations for the nine months ended December 31, 2001 as a result of the Company's acquisition of the business as of January 1, 2001. Included in the cost of rental and lease revenues is $908,986 of depreciation associated with the Company's rental and lease vehicle fleet.

     Research and Development. Research and development expenses, related solely
     ------------------------
to TES, have been reclassified to loss from discontinued operations.

     Selling, General and Administrative. Selling, general and administrative
     -----------------------------------
expenses increased 308% to $1,478,319 during the nine months ended December 31, 2001 from $362,529 during the same period of the previous fiscal year. This increase is primarily due to the inclusion of $855,968 of expenses at MidSouth and $338,308 of expenses at LandOak during the nine months ended December 31, 2001 due to the acquisition of those businesses as of January 1, 2001. Selling, general and administrative expenses at TTI decreased 22% to $284,043 during the nine months ended December 31, 2001 from $362,529 during the same period of the previous fiscal year, primarily the result of reduced expenses for salaries and stockholder relations. For the nine month periods ended December 31, 2001 and 2000, respectively, selling, general and administrative expenses related to TES have been reclassified to loss from discontinued operations.

     Operating Loss. For the nine months ended December 31, 2001, the Company's
     --------------
operating loss increased to $1,043,368 from an operating profit of $37,471 for the same period of the previous fiscal year. The increased loss is mainly attributable to reduced royalty and license fee income for TES and the inclusion of the operating losses from LandOak of $464,798 and from MidSouth of $349,692 due to the acquisition of those businesses effective January 1, 2001. This was partially offset by TTI's reduced selling, general and administrative expenses. For the nine month periods ended December 31, 2001 and 2000, respectively, TES' operating loss, except for royalty income and interest expense, has been reclassified to loss from discontinued operations.

     Interest Expense. Interest expense increased to $484,691 during the nine
     ----------------
months ended December 31, 2001 from $157,138 during the same period of the previous fiscal year. This increase is attributable to inclusion of $283,357 of LandOak interest expense (primarily related to vehicle financing) and $56,185 of MidSouth interest expense (primarily related to notes payable issued for equipment purchases and working capital financing) due to the acquisition of those businesses effective January 1, 2001. TTI and TES interest expense decreased slightly to $145,149 during the nine months ended December 31, 2001 from $157,138 during the same period of the previous fiscal year.

     Loss from Discontinued Operations. Loss from discontinued operations
     ---------------------------------
increased to $1,060,224 during the nine months ended December 31, 2001 from $706,775 during the same period of the previous fiscal year. Included in the loss from discontinued operations for the nine months ended December 31, 2001 is $678,411 attributable to the write-down of equipment, inventory and other assets to estimated realizable value and the establishment of a reserve for estimated future costs associated with the cessation of operating activities at TES. Additionally, TES' operating loss contributed $381,813 to loss from discontinued operations.

     Net Loss. The Company's net loss increased to a net loss of $2,533,998
     --------
during the nine months ended December 31, 2001 from a net loss of $866,097 during the same period of the previous fiscal year due to the inclusion of operating losses and interest expense from LandOak and MidSouth as a result of the acquisition of those businesses effective January 1, 2001, the increased loss from discontinued operations, partially offset by the decreased operating loss from TES.

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

         Due to the discontinuance of TES operations in August 2001, TES cash flows and results of operations for all periods presented in the accompanying condensed consolidated financial statements have been restated to reflect TES' results of operations, loss from disposal of assets and estimated continuing expenses as loss from discontinued operations net of applicable income taxes. Because the Company is expected to continue to earn royalties, royalty income and interest expense are reflected in operating income.

     Net cash provided by operating activities was $52,117 during the nine months ended December 31, 2001 and net cash used by operating activities was $671,510 during the same period of the previous fiscal year. The primary sources of cash from operating activities for the nine months ended December 31, 2001 were decreased receivables of $615,102, increased accounts payable and accrued liabilities of $166,623, and decreased inventory of $37,886, substantially offset by the net loss of $735,429, excluding non-cash expenses of depreciation, amortization and loss from discontinued operations, and other increases and decreases of non-cash and working capital items.

     Net cash provided by investing activities was $1,448,483 during the nine months ended December 31, 2001. Net cash used by investing activities was $24,139 during the same period of the previous fiscal year. The primary sources of cash from investing activities during the nine months ended December 31, 2001 were $2,911,284of proceeds from disposal of property and equipment (primarily from the sale of used vehicles at LandOak) and $104,235 of payments received on financing notes receivable, partially offset by $1,500,817 of property and equipment purchases (primarily for vehicles at LandOak) and $62,007 increase in other assets. The primary use of cash by investing activities during the nine months ended December 31, 2000 was the increase of other assets of $36,981 partially offset by $21,000 proceeds from disposal of property and equipment.

     Net cash used by financing activities was $1,606,003 during the nine months ended December 31, 2001. Net cash provided by financing activities was $482,504 during the same period of the previous fiscal year. The primary uses of cash during the nine months ended December 31, 2001 were $2,976,152 of principal payments on notes payable and long-term debt, mainly for vehicle financing at LandOak, $26,961 of principal payments on notes payable to related parties and $60,015 of principal payments on capital lease obligations, partially offset by $1,287,946 of proceeds from notes payable and long-term debt for financing vehicle purchases at LandOak, $118,803 reduction of the escrow account, $30,000 of proceeds from a note payable to a related party and $20,376 of proceeds from a life insurance loan. The primary sources of cash provided by financing activities for the nine months ended December 31, 2000 were $416,952 of proceeds from the issuance of notes payable, $50,000 of proceeds from the issuance of notes payable to related parties and $25,000 proceeds from the issuance of stock.

     In a related party transaction in December 2001, LandOak sold 45 vehicles to TLC Financial Services, LLC to facilitate a short term lease contract whereby TLC leases the vehicles to a major customer. TLC is owned by two directors of the Company. TLC issued a promissory note to the Company for the purchase of 12 of the vehicles in the amount of $151,484 with interest payable monthly. The note, which is due June 2002, is collateralized by the vehicles and the lease contract. Pursuant to the agreement between the Company and TLC, TLC pays lease management fees to the Company each month. At the expiration of the lease contract with its customer, TLC will sell the vehicles and repay the outstanding principal on the promissory note to the Company. Management believes that this transaction is beneficial to the Company and that the terms are competitive and are similar to terms that would be negotiated with an unrelated third party.

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

     The Company's principal commitments at December 31, 2001 consisted primarily of notes payable, notes payable to related parties, obligations under capitalized leases, accounts payable, accrued liabilities and other liabilities which are primarily customer deposits. Notes payable, including both the short term and long term portions, were $6,051,524. Of this balance, $4,183,770 represents notes payable to two financial institutions, is related to the financing of LandOak's rental and lease vehicles and is classified as current portion of notes payable; $439,482 is term debt primarily from financial institutions and related to the purchase of equipment and financing working capital needs, of which $228,000 is classified as current portion of notes payable; $164,268 is indebtedness to a company and is related to the purchase of the land and building at MidSouth, of which $16,871 is classified as current portion of notes payable; $200,000 is indebtedness under a working capital line of credit with a financial institution, all of which is classified as current portion of notes payable; $964,004 is related to notes payable to investors, is due June 2003 and is classified as long term debt; and $100,000 is a note payable to an investor, has matured but has been extended on a month-to-month basis by the investor and is classified as current portion of notes payable.

     Regarding the loan from one of the financial institutions, during the quarter ended December 31, 2001, the Company made principal payments of $831,500 which was less than the required $1,000,000 principal reduction but was otherwise in compliance with the modified loan agreement. The Company and the financial institution are negotiating modified repayment terms which are expected to be finalized by March 10, 2002 and, therefore, the financial institution does not consider the Company to be in default of the modified loan agreement through March 10, 2002. The modified agreement is expected to provide for the Company to make an immediate principal payment of $1,300,000 on the effective date of the loan modification from funds obtained by way of a private placement sale of Tice Common Shares to two directors of the Company. Payment of the remaining principal balance will be achieved through the sale of vehicles, including vehicles maintained in the rental and leasing fleet, which will force the Company to close its rental operations by June 30, 2002. As of December 31, 2001, the principal balance of the notes was $3,693,500.

     Notes payable to related parties were $126,339. Of this balance, $30,000 is a note payable to a company owned by two directors of the Company and is due March 31, 2002; $50,000 is a note payable to a related party individual that matures quarterly but is expected to be renewed each quarter as it has been in the past and is classified as short-term; and $46,339 is a note payable to a financial institution for the benefit of two directors of the Company who are obligors under a loan agreement for which the Company benefited from the loan proceeds, and is classified as short term debt. On December 18, 2001, in a private placement transaction, the Company converted $529,870 of notes payable to William A. Tice (note payable to related party) to 1,125,000 Tice Common Shares.

     Tice and the predecessor companies to LandOak and MidSouth have used the proceeds of indebtedness to provide working capital for operations, for the continuing development of the electronic gearing technology and related patents, to finance vehicle purchases in the rental and leasing operations at LandOak and to finance the purchase of property and equipment used in the operations, primarily at MidSouth. In the past, borrowings have also been used to fund the costs of license and royalty agreement negotiations and registration of securities. Several of these notes have been extended to retain working capital.

     Obligations under capital leases were $147,570 as of December 31, 2001 of which $74,824 is classified as current portion. The capital lease obligations were incurred in the acquisition of office and manufacturing equipment at all three subsidiaries and in the acquisition of manufacturing, transportation and installation equipment at MidSouth. Tice and its subsidiaries also lease certain real property, office, computer, manufacturing and transportation equipment under various operating leases.

     Tice has incurred operating losses for fiscal years 2000 and 2001 and through December 31, 2001 which has resulted in a significant use of working capital. In addition, the acquisitions of LandOak and MidSouth have added significant liabilities to the Company and, conversely, potential for additional equity and debt financing.

     Management anticipates declining revenues for the Company during the fourth quarter of fiscal year 2002 and for fiscal year 2003. For MidSouth, the seasonal downturn and the weak economy are expected to continue to adversely affect revenues of the sign fabrication and installation business. The slow economy has also limited NSA's contract opportunities for major national image rebranding programs. At LandOak, revenues will decline due to the closure of rental centers and reduced sales efforts in the leasing division. TES will contribute no revenues due to the termination of its operations in August 2001 except to the extent of license or royalty fees it may receive.

     By reducing costs where possible, terminating the unprofitable TES operations, identifying new opportunities for revenues and with efforts which are currently in progress to locate new financing sources, management believes there will be sufficient cash to meet the Company's working capital and capital expenditure needs for fiscal year 2003. However, there is no assurance that the Company will be able to meet its operating plans, achieve profitability, or raise additional financing.

     Management believes that future revenues are dependent on several factors:

     Although the Company has discontinued sales, manufacturing, research and development activities at TES, management believes that TES will continue to earn royalties and possible additional licensing fees under its agreement with the current licensee. However, royalties and additional licensing fees are dependent on TES' licensee and its ability to generate sales of equipment utilizing the electronic gearing technology.

     At MidSouth, revenues have declined due to the weak economy. However, if the economy improves as expected, management anticipates increased revenues from its sign fabrication, installation and service segments. Generally, MidSouth will continue to focus on certain types of signage and industry groups and will continue to focus on developing a reputation for quality products and customer service. MidSouth is working to expand its service business which is less sensitive to a fluctuating economy. Because of MidSouth's design and fabrication capabilities, management is pursuing revenue opportunities outside of the sign segment.

     At MidSouth's National Survey Associates (NSA) division, revenue is generated through sign surveys, project management services, field services, data management, recommendations and reporting. Presently, NSA depends on several large customers for the majority of its revenues. Efforts are underway to increase NSA's revenues by increasing the customer base and expanding the scope of customer services to include broader field services, web-enabled data management and project management outside of traditional signage surveys.

     With the decision to close LandOak's rental centers and to liquidate its rental vehicle inventory by June 30, 2002, LandOak's revenue base will be limited to income from existing long term leases and financing contracts. Management has no plans to enter into new leases or financing contracts in the future.

     Due to the closure of its TES subsidiary, operating losses at LandOak and operating losses at MidSouth, management believed the Company needed to shift its business strategy and seek new acquisitions capable of growth, generation of cash flow and creation of shareholder value. In the opinion of management, such a candidate exists in A3 Technologies, Inc. (formerly Glow Products Corporation) and its relationship with Atmospheric Glow Technologies and the University of Tennessee Research Center. A3 Technologies holds the sole commercialization and market rights for the revolutionary new, patented technology, Atmospheric Plasma. This technology was invented at the University of Tennessee in Knoxville, Tennessee and privatized by the science and research firm, Atmospheric Glow Technologies.

         This innovative atmospheric plasma technology has a number of different market applications. A3 Technologies (working in conjunction with Atmospheric Glow Technologies) is currently developing and commercializing products for commercial and residential air filtration and purification, biological and chemical decontamination, DNA extraction, and diesel emission reduction. There are additional products that may be developed and commercialized by A3 Technologies including medical and food sterilization products. The patented atmospheric plasma technology is revolutionary in its ability to generate uniform glow discharge plasma with low energy requirements and at atmospheric pressure using ambient air. This, compared to previous plasma technologies, allows A3 Technologies to broaden the scope of applications which may be economically developed for commercialization. Most of the research to date has been developed in conjunction with the Department of Defense, the Environmental Protection Agency, and the National Institutes of Health.

         On February 27, 2002, the Company entered into a letter of intent to acquire the assets of A3 Technologies. If a final definitive agreement is reached, the Company will acquire all the assets and contract rights of A3 Technologies, including the commercialization and market rights held by A3 Technologies to the patented Atmospheric Plasma technology developed at the University of Tennessee Research Center and privatized by Atmospheric Glow Technologies. As a condition to the acquisition, the Company must raise $6.5 million of new capital through a private placement. The Company also has to meet several other conditions for the successful consummation of the transaction, including, but not limited to, obtaining shareholder approval for the increase in the number of authorized shares of the Company, a reverse stock split of the holdings of existing shareholders, divestiture of current subsidiaries LandOak Company, Inc. and MidSouth Sign Company, Inc., conversion of all existing Class B Common Shares to Common Shares effecting a change in control of the Company, and the issuance of 750,000 new Class B Common Shares to the principals of A3 Technologies.

         If successfully consummated, this major shift in business strategy by the Company will also result in an anticipated change in the Company's name and principle place of business. Closing for this transaction is anticipated by April 30, 2002 but in no case later than June 30, 2002 without the consent of both parties.

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

         Acquisition. Tice plans to continue to diversify its business and to
         -----------
seek opportunities through acquisition. Management believes that acquisition opportunities, with the right capital and management, can lead to creation of long term value. There is no assurance that Tice will be able to identify qualified prospects or to have or obtain sufficient capital to be successful in these efforts.

         Diversification and Long-Term Growth. At MidSouth, management plans to
         ------------------------------------
expand NSA's project management segment and to expand into other geographic areas of the Southeast and other manufacturing segments for the sign fabrication, installation and service business. There is no assurance that we will be successful in these efforts.

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

                           PART II - OTHER INFORMATION

Item 2.   Changes in Securities

         On December 18, 2001, the Company issued 1,125,000 Common Shares to William A. Tice in satisfaction of $529,870 of notes payable held by Mr. Tice. Mr. Tice is a former officer and director of TTI and TES and now holds approximately 27% of the issued and outstanding Common Shares. There was no underwriter involved in the sale. The securities were offered and sold to one person in connection with the satisfaction of outstanding debt of the Company. The Company relied on Section 4(2) of the Securities Act of 1933 to exempt the transaction from registration.

Item 5.   Other Information

         On February 27, 2002, the Company entered into a letter of intent to acquire the assets of A3 Technologies. If a final definitive agreement is reached, the Company will acquire all the assets and contract rights of A3 Technologies, including the commercialization and market rights held by A3 Technologies to the patented Atmospheric Plasma technology developed at the University of Tennessee Research Center and privatized by Atmospheric Glow Technologies. As a condition to the acquisition, the Company must raise $6.5 million of new capital through a private placement. The Company also has to meet several other conditions for the successful consummation of the transaction, including, but not limited to, obtaining shareholder approval for the increase in the number of authorized shares of the Company, a reverse stock split of the holdings of existing shareholders, divestiture of current subsidiaries LandOak Company, Inc. and MidSouth Sign Company, Inc., conversion of all existing Class B Common Shares to Common Shares effecting a change in control of the Company, and the issuance of 750,000 new Class B Common Shares to the principals of A3 Technologies.

Item 6.   Exhibits and Reports on Form 8-K.

(a)   Exhibits Index

         ------------------------------------------------------------------------------------------------
                                                                                 Exhibit          Page
                                                                               Table Number      Number
                                                                               ------------      ------
         ------------------------------------------------------------------------------------------------
         II.   Articles of Incorporation and Bylaws                                  3
         ------------------------------------------------------------------------------------------------
         (i)  Certificate of Incorporation of Tice Technology, Inc.                                +/-
         ------------------------------------------------------------------------------------------------
         (ii)  Bylaws of Tice Technology, Inc.                                                     +/-
         ------------------------------------------------------------------------------------------------
         III.  Instruments Defining Rights of Security Holders                       4
         ------------------------------------------------------------------------------------------------
         (i)   Form of Promissory Note Issued in Connection with                                   #
         Private Placement Closed on June 25, 1999
         ------------------------------------------------------------------------------------------------
         (iii) Warrant Agreement relating to Rights to Purchase up to                              #
         100,000 Common Shares of Tice Technology, Inc. Received by Holders of
         the Promissory Notes
         ------------------------------------------------------------------------------------------------
         (iv)  (iv) Security Agreement Pledging Patents as Security for                            #
         Promissory Notes
         ------------------------------------------------------------------------------------------------

     --------------------------------------------------------------------------------
                                                               Exhibit        Page
                                                             Table Number    Number
                                                             ------------    ------
     --------------------------------------------------------------------------------
      (v)   Registration Rights Agreement Giving Purchasers                    #
      under the Private Placement Closed on June 25, 1999
      Certain Demand and Piggyback Registration Rights
     --------------------------------------------------------------------------------
      (vi)  Option Agreement Relating to Option to Purchase                    #
      Up to 50,000 Common Shares of Tice Technology, Inc.
      Granted to Finder
     --------------------------------------------------------------------------------
      (vii) Incentive Stock Option Plan and Agreement                          #
      Between Charles R. West and Tice Technology, Inc.
     --------------------------------------------------------------------------------

+/- Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Tice Technology, Inc. which became effective August 1, 1997.

# Previously filed as an exhibit to Form 10-K for the year ended March 31, 2000.

(b) The Company did not file any reports on Form 8-K during the third quarter of fiscal year 2002.

                                   SIGNATURES
                                   ----------

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

                                     Date:  March 6, 2002


                               By:   /s/ David G. Camp
                                     ----------------------------------------
                                     David G. Camp, Chief Financial Officer

                                     Date:  March 6, 2002