Form 10KSB
period 2002-03-31
TICE TECHNOLOGY INC
filed 2002-08-27
CIK 1020676

                    U. S. Securities And Exchange Commission
                              Washington, DC 20549

                                   FORM 10-KSB

 X   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934 For the fiscal year ended March 31, 2002

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to
     _____________

                        Commission file number 333-11591

                              Tice Technology, Inc.
                 (Name of small business issuer in its charter)

              Delaware                                    62-1647888
   (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

                               10267 Kingston Pike
                           Knoxville, Tennessee 37922
                    (Address of principal executive offices)

                    Issuer's telephone number: (865) 531-0000

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No ___
                                                                     ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB.

     The issuer's revenues for its most recent fiscal year were $7,610,328.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of July 31, 2002 was $1,161,177.

     The number of shares outstanding of each of the issuer's classes of common equity as of July 31, 2002 was: 22,773,329 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

                            Exhibit Index on page 71.

                                TABLE OF CONTENTS

                                                                                       PAGE
PART I .........................................................................         2
 Item 1.  Business .............................................................         2
 Item 2.  Property .............................................................        13
 Item 3.  Legal Proceedings ....................................................        14
 Item 4.  Submission of Matters to a Vote of Security Holders ..................        14

PART II ........................................................................        14
 Item 5.  Market For Common Equity and Related Stockholder Matters .............        14
 Item 6.  Management's Discussion and Analysis or Plan of Operation ............        15
 Item 7.  Financial Statements. ................................................        30
 Item 8.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosures. ...............................................        64

PART III .......................................................................        64
 Item 9.  Directors and Executive Officers, Promoters and Control Persons;
          Compliance with Section 16 as of the Exchange Act. ...................        64
 Item 10. Executive Compensation ...............................................        66
 Item 11. Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters ..........................................        68
 Item 12. Certain Relationships and Related Transactions .......................        69

PART IV ........................................................................        71
 Item 13. Exhibits and Reports on Form 8-K. ....................................        71

Signatures .....................................................................        73

                                     PART I

Item 1.  Business.

The Company

         Tice Technology, Inc. ("Tice") is a Delaware corporation that was formed in 1996 to acquire and hold the issued and outstanding stock of Tice Engineering and Sales, Inc. ("TES"). During 1997, Tice acquired all of the issued and outstanding stock of TES in exchange for 5,450,220 Common Shares and 750,000 Class B Common Shares. Upon completion of the exchange, TES became a wholly owned subsidiary of Tice.

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

         Two of Tice's directors, Mike Atkins and Pat Martin, control and are two of the owners of AMBG Holdings, LLC (formerly MidSouth Sign Company, LLC) and control and are all of the owners of TLC Rental and Leasing, LLC (formerly The LandOak Company, LLC). In addition, TLC Rental and Leasing, LLC had approximately $24,500,000 in outstanding notes payable and accrued interest payable to investors that were not assumed by Tice. TLC Rental and Leasing, LLC and its owners have indemnified Tice with respect to such notes. In addition, Mr. Atkins and Mr. Martin have agreed to continue to personally guarantee certain bank debt which was assumed by Tice in both the LandOak and the MidSouth acquisitions.

Proposed Divestitures and Acquisition

         As described in more detail elsewhere herein, Tice has entered into a term sheet (the "Term Sheet") with Atmospheric Glow Technologies, LLC ("A-G Tech") evidencing Tice's intent to acquire substantially all of the assets and assume certain liabilities of A-G Tech in exchange for cash and Tice Common Shares. In conjunction with its acquisition of A-G Tech, Tice plans to liquidate the majority of LandOak assets and sell some of the assets of MidSouth prior to selling the stock of the two subsidiaries. However, Tice plans to retain its subsidiary TES which ceased business in August 2001, but which holds certain patents including the patent on the Electronic Gearing Technology (implemented in products for the sewing industry) and a licensing agreement under which it receives royalties. Pursuant to the Term Sheet, Tice will change its management and name. The Term Sheet is nonbinding (except as to certain provisions such as confidentiality and exclusive dealing) and the proposed acquisition is contingent on several conditions, including, but not limited to, approval by the shareholders of Tice of the sale or liquidation of the existing Tice subsidiaries (other than TES) and the increase in the number of authorized shares. The acquisition is also contingent on the completion of a private placement. A description of the proposed divestitures and acquisition follows.

Divestiture of Subsidiaries

         LandOak, of which Tice is the sole shareholder, is primarily in the automobile and light truck rental, leasing, financing and sales business. LandOak had a loss of $2,486,919 for fiscal year 2002. Management explored a variety of opportunities to expand LandOak's rental operations and determined that LandOak cannot effectively compete in its market. The lack of financing has limited LandOak's ability to acquire additional vehicles further impeding LandOak's ability to compete. Management concluded that the rental, leasing and financing operations at LandOak could not create sufficient cash flow to justify its existence. Management has attempted to locate a buyer for the rental operations but has been unsuccessful to date.

         LandOak operated five rental centers around the east Tennessee area from Kingsport, Tennessee to Knoxville, Tennessee. In January 2002, LandOak began closing its rental centers of which three were closed by March 31, 2002 and the remaining two were closed after that date. Additionally, LandOak is in the process of liquidating the vehicle inventory and paying off the related indebtedness. LandOak operates a leasing division where it services internally financed vehicle leases and sales contracts, but has ceased executing new contracts. As part of the proposed transaction with A-G Tech, Tice plans to sell the stock of LandOak to two related parties, Pat Martin and Mike Atkins, who are directors and shareholders of Tice in return for the buyers' assumption of the LandOak liabilities. The buyers are expected to continue to liquidate the business.

         The primary business of MidSouth, a wholly owned subsidiary of Tice, is the design, fabrication, installation and service of metal and vinyl signage, primarily for customers in the southeastern United States. In addition, MidSouth operates a division called National Survey Associates ("NSA") that has been providing sign survey, project management and other services to customers on a national basis since 1995.

         MidSouth had a loss of $1,239,176 for fiscal year 2002. As part of the proposed transaction with A-G Tech, Tice has agreed to divest itself of MidSouth. Effective July 1, 2002, MidSouth sold its installation business and certain related assets to a former MidSouth employee for $139,500 payable monthly through June 1, 2003. The asset purchase agreement included a supply agreement whereby MidSouth granted the purchaser the exclusive right to supply installation services for twelve months. The purchaser also agreed not to compete with MidSouth for business in certain areas or hire MidSouth's employees which are not listed in the agreement as available to purchaser.

         National Services Associates, Inc., a Tennessee corporation owned by the current President of Tice, Charles West, and an unrelated person, purchased the NSA division and the related assets effective August 1, 2002. The consideration was forgiveness of approximately $275,000 owed by MidSouth to the purchasers and the purchaser's assumption of the liabilities related to the NSA division. Pat Martin, a director of Tice, negotiated the transaction on behalf of Tice as it involves a purchase by the existing President of Tice. MidSouth agreed not to compete with the purchaser in the area of national signage surveys and not to solicit customers listed in the agreement for twenty-four months following the closing. In consideration of the agreement, the purchaser agreed to pay MidSouth a fee of 5% of receipts from the customers listed on the exhibit. MidSouth also agreed not to offer employment to NSA employees for twelve months. Additional information about MidSouth's business is presented elsewhere herein.

         With respect to the remaining MidSouth business (design, fabrication and service), the employee who purchased the installation business and related assets in July 2002 has agreed to acquire the stock of MidSouth, provided that Tice pays off the MidSouth secured debt to two financial institutions prior to the closing with A-G Tech and provided that Tice advances $250,000 of working capital to MidSouth. Payment of these amounts will satisfy amounts owed by Tice, TES and LandOak to MidSouth and the excess of such payments to MidSouth will be a loan from Tice to MidSouth which will be secured by MidSouth's assets. The loan is not expected to exceed $300,000 and will bear interest at 6%. Payments will be made over two years based on five year amortization with all remaining principal and interest due at the end of twenty-four months. Tice will be prohibited from competing with MidSouth or hiring any MidSouth employees for five years from the date of closing. Tice has the option for $1 for ten years to acquire up to 10% of the outstanding stock of MidSouth. MidSouth must notify Tice at least thirty days in advance of any sale of the stock or substantially all assets of MidSouth.

         As this sale (and the sale of the stock of LandOak) is a sale of substantially all assets of Tice, Tice's shareholders must approve the sale. A meeting is being set and a proxy prepared. Shareholders holding in excess of 51% of the issued and outstanding Common Shares of Tice have agreed to vote their shares in favor of the sale.

Proposed Acquisition

         As discussed previously, Tice and A-G Tech have evidenced their interest to effect Tice's acquisition of A-G Tech by way of the Term Sheet. The Term Sheet is not binding on the parties except with respect to certain confidentiality and exclusivity provisions and the return or conversion to equity of certain funds advanced or to be advanced by Tice prior to the completion of the acquisition. Under the Term Sheet, if not changed in the definitive agreement, Tice will advance A-G Tech $1,500,000 to fund a stock redemption agreement and $50,000 each 30 days between the date of the Term Sheet and the closing of the acquisition (with $1,809,000 having been advanced through August 2002), and will issue 87,456,629 Tice Common Shares and 500,000 Tice Class B Common Shares to A-G Tech. The shares would be nontransferable (except in the case of dissolution of A-G Tech when they could be transferred to A-G Tech's owners) for 12 months. A-G Tech, as well as two of Tice's current directors (Mike Atkins and Pat Martin) will receive piggyback registration rights for 12 months beginning after the end of the 12 month restriction on sale. Tice must amend its Certificate of Incorporation to authorize additional shares and to change its name. Tice's shareholders must approve the amendment to the Certificate of Incorporation.

         Tice also agrees to increase the number of its Board of Directors to nine. Six directors will be elected by holders of Class B Common Shares and three directors will be elected by holders of Common Shares. In connection with the acquisition, Pat Martin, the current holder of Class B Common Shares, will agree to convert 500,000 of his Class B Common Shares to Common Shares leaving him with 250,000 Class B Common Shares. He agrees to approve the issuance of the 500,000 Class B Common Shares to A-G Tech and to enter into a voting agreement requiring him to vote his Class B Common Shares to elect a designee of A-G Tech to the Board of Directors for three years after the closing of the acquisition. A-G Tech will agree to elect Kimberly Kelly-Wintenberg and Thomas Reddoch to the Tice Board of Directors for three years after the acquisition.

         Tice agrees to raise $6,500,000 of cash or conversion of outstanding debt in return for no more than 115,000,000 of its Common Shares. The Lanrick Group, owned by Pat Martin, or its assignees will have the right to invest an additional $500,000 in Tice at a purchase price of $0.07 per Common Share for a period of three years from the closing. Tice will divest itself of LandOak and MidSouth and not negotiate to acquire, or acquire, any other businesses prior to the closing. Tice will terminate all of its employees and enter into employment agreements reasonably acceptable to it with key employees of A-G Tech. Additionally, Tice agreed to assist A-G Tech in obtaining financing to purchase certain testing equipment costing $225,000. This financing has been completed with a loan from the Tennessee Center for Research and

Development ("TCRD") to A-G Tech. In connection with the loan, TCRD had the right to convert the debt to Tice Common Shares at $0.07 per share which it has exercised.

         Prior to closing, A-G Tech must enter into a definitive agreement with the University of Tennessee Research Corporation ("UTRC") amending the existing license relating to the Atmospheric Plasma technology and UTRC must have approved the proposed transactions with Tice.

         A description of each of the subsidiaries and the proposed subsidiary follows:

Tice Engineering and Sales, Inc.("TES")

         Due to continuing losses and cash flow issues, in August 2001, the Company discontinued sales, manufacturing, research and development activities at TES. Management attempted but was not able to locate buyers for the TES business and/or the majority of TES assets. As a result, during the quarter ended September 30, 2001, all TES employees were terminated, inventory, property and equipment were written down to estimated disposal value, the building housing the Tice and TES offices and facilities was vacated and the lease was terminated. Additionally, patents not related to licensing agreements were written off, certain accruals were adjusted and a reserve for estimated continuing expenses was established. Under agreements by which it licenses patented technology to other manufacturers, TES expects to continue to earn royalties and possible additional licensing fees. It is expected that Tice will retain the TES patents upon the acquisition of A-G Tech described in further detail elsewhere herein.

         TES was incorporated in 1973 and provided engineering and technical solutions for the apparel industry by developing new equipment and enhancing customers' existing equipment. TES generally retained the rights to the design of products it developed and obtained patents on many of its products. In addition to marketing the conventional product line, TES spent considerable time developing new technology and obtained six patents. The focus of the research efforts since 1993 were centered on the Electronic Gearing Technology. This technology was initially developed for the double needle belt loop machine and, by using a computer and servo motors, eliminates approximately 90% of the mechanical parts as well as certain other technical problems associated with machines using traditional technology. In 1997, TES granted a major sewing machine manufacturer, Brother Industries, Ltd. of Nagoya, Japan, a nonexclusive license to manufacture products incorporating the patented electronic gearing technology and know-how. In June 1997, TES began receiving income from royalties on sales of machines produced under the license. The Company did not receive any license fees, but did receive $70,165 in royalties for the fiscal year ended March 31, 2002. In fiscal year 2001, it received $250,000 in license fees and $221,612 in royalties.

MidSouth Sign Company, Inc. ("MidSouth")

         MidSouth's primary business is the design, fabrication, installation and service of metal and vinyl signage, primarily for customers in the southeastern United States. In addition, MidSouth operates a division called National Survey Associates ("NSA") that has been providing sign survey, project management and other services to customers on a national basis since 1995. In April 2002, MidSouth sold the land and building that houses its sign facility in Knoxville, Tennessee and entered into a leaseback agreement. Effective July 1, 2002, MidSouth sold its installation business and certain related assets to a former MidSouth employee. Effective August 1, 2002, National Services Associates, Inc., a Tennessee corporation owned by Charles R. West, Tice's President, and an unrelated party, acquired the NSA division and related assets which acquisition is described elsewhere. As part of the terms of the acquisition of A-G Tech, Tice has agreed to sell or liquidate the MidSouth subsidiary. On August 1, 2002, Tice entered into an agreement to sell the stock (and therefore the remaining assets) of MidSouth to the purchaser of the installation business. The terms of this sale are further described elsewhere herein.

         MidSouth's sign operations are centered in a 30,000 square foot design and manufacturing facility located in Knoxville, TN. With spray booths and overhead monorail load systems, MidSouth produces the full range of signs including large double-faced internally lighted box pylon signs, lighted channel letters which are installed on buildings, and monument signs. The majority of MidSouth's sign fabrication business is custom, made-to-order sign products. This segment requires MidSouth's sales and design services team to work closely with customers to design signs that best meet their needs. Signs are designed with the use of computer-aided design systems that electronically transfer specifications to the factory floor. MidSouth installs signs for its customers as well as for other manufacturers with the use of four crane trucks. MidSouth provides maintenance services that include cleaning, light bulb replacement, electrical and sign face repair, and repainting of existing signs. Service is provided in an emergency or on an ongoing preventative maintenance basis.

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

         NSA has been the fastest growing segment of the MidSouth business. NSA has a national network of contract field agents that perform onsite signage surveys. Utilizing a sophisticated computer database system, NSA's staff compiles and analyzes the survey data to produce signage recommendations and comprehensive assessment reports that are custom designed for each customer's needs. Many of NSA's customers are major companies that have numerous sites nationwide. NSA has provided assessment services for corporate image changes and sign conversions that have resulted from corporate mergers. Using its extensive field network and data management capabilities, NSA has moved into project management which has included ATM logo changes and bank sign conversions. In providing its services, NSA is a primary vendor as well as a subcontractor to larger project management companies. Competition in this segment is intense and consists mainly of sign companies who use in-house staff on a limited scope basis, plus small independent survey companies.

         As of March 31, 2002, MidSouth had backlog orders believed to be firm totaling approximately $460,000, all of which is expected to be completed during fiscal year 2003. A portion of MidSouth's backlog relates to survey projects at NSA. Such revenues are included in loss from discontinued operations.

         Two major customers, Jones, Lang, LaSalle, Inc. and PlastiLine Inc., accounted for 16% and 15%, respectively, of MidSouth's revenues for fiscal year 2002.

         As of March 31, 2002, MidSouth employed 53 regular salaried and hourly employees (37 as of July 31, 2002). In addition, due to the cyclical nature of the business at NSA, MidSouth uses additional temporary employees and contractors as the workload dictates (9 as of March 31, 2002 and 11 as of July 31, 2002). MidSouth considers its relationship with its employees to be good, and none of its employees currently are represented by a union in collective bargaining with MidSouth.

LandOak Company, Inc. ("LandOak")

         LandOak is primarily in the automobile and light truck rental, leasing, financing, lease brokering and vehicle sales business. Initially, LandOak operated five rental centers in the east Tennessee area from Kingsport, Tennessee to Knoxville, Tennessee. In January 2002, LandOak began closing its rental centers. In addition, LandOak operates a financing and leasing division where it has offered internally financed as well as brokered automobile leasing for individual and commercial clients.

         LandOak has incurred substantial debt to finance its rental fleet. LandOak acquired a portion of its vehicles through manufacturer residual value programs that repurchase or guarantee the resale value of the program vehicles at the end of the rental cycle. The program vehicles and the related repurchase commitments of the manufacturer are used as collateral for fleet financing.

         Management explored a variety of opportunities to expand LandOak's rental operations and determined that LandOak cannot effectively compete in its market. The lack of financing has limited its ability to acquire additional vehicles which has further impeded LandOak's competitiveness. Management concluded that the rental and leasing operations at LandOak cannot create sufficient cash flow to justify its existence. Therefore, LandOak ceased rental operations and closed its five rental centers. As described elsewhere, two shareholders and directors of Tice, Pat Martin and Mike Atkins, have agreed to purchase the stock of LandOak in return for their assumption of the LandOak liabilities. As required by the A-G Tech Term Sheet, the sale of LandOak must close prior to the closing of the acquisition of A-G Tech. LandOak continues to service internally financed vehicle leases and sales contracts but has ceased executing new contracts and no longer offers lease brokering services.

         As of March 31, 2002, LandOak employed 13 full-time salaried and hourly employees (1 full-time and 2 part-time as of July 31, 2002). LandOak considers its relationship with its employees to be good and none of its employees are currently represented by a union in collective bargaining.

         During fiscal year 2002, LandOak had no major customers that accounted for revenues in excess of 10% of LandOak's total revenues.

Atmospheric Glow Technologies

         As discussed in more detail elsewhere herein, Tice has entered into a term sheet (the "Term Sheet") to acquire the assets of Atmospheric Glow Technologies, LLC ("A-G Tech"). In connection with the acquisition, Tice plans to form a new subsidiary which will acquire the assets of A-G Tech. A-G Tech has licenses for the patented One Atmospheric Uniform Glow Discharge Plasma (OAUGDP(TM) or Atmospheric Plasma) technology developed by scientists at the University of Tennessee in Knoxville. The acquisition of A-G Tech is contingent on many things including Tice successfully raising $6,500,000 in a private placement. If the acquisition occurs, the following is a description of the possible applications of the technology and management's general plan to develop it.

         Management believes that the OAUGDP(TM) technology offers capabilities that prior plasma technologies could not provide. Because of its differentiating features, OAUGDP(TM) costs less to generate than earlier technologies. Moreover, the OAUGDP(TM) technology expands the applicability of plasma which management believes provides new opportunities to create value. A-G Tech, founded in January 2000, emerged from the laboratories of the Departments of Electrical Engineering, Microbiology, Physics and Textiles at the University of Tennessee when a multi-disciplinary group of scientists recognized the potential market value of this technology. With the acquisition of A-G Tech, a new integrated enterprise, Atmospheric Glow Technologies, Inc. ("AGT") will be formed as a Tice subsidiary that will combine the science capability of A-G Tech with an enhanced commercialization team from Tice.

         Atmospheric Plasma - as distinguished from blood plasma - is the fourth state of matter and is a technology in its infancy. As a fundamental science unto itself, Atmospheric Plasma is a potential source for a multitude of applications and products. Fundamental technology forms such as transistors, lasers and related innovations have provided a basis for revolutionary advancements in applications and products. Tice management believes that Atmospheric Plasma technology can follow a similar path.

         Management believes that the OAUGDP(TM) technology lends to the development of products in a number of areas. These areas include: (1) air filtration; (2) biotechnology; (3) chemical and biological decontamination; (4) sterilization technology; (5) disinfection of food, beverage and pharmaceutical fermentation processes; and (6) reduction of hydrocarbon based pollutants and volatile organic compounds (such as diesel soot) to substances such as water and carbon dioxide.

         The mission is to apply the proprietary OAUGDP(TM) technology to innovatively satisfy unmet customer needs, create customer value and build a profitable customer base. The plan is to work to accomplish this mission, and, in turn, create shareholder value, by:

    1) Forming teams for a) research and development, b) application specific product and business development, and c) market and product-specific business;

    2) Expanding internal technical and business management capabilities through retaining and hiring quality employees with relevant industry knowledge, functional skills and technology savvy for the application;

    3) Establishing strategic alliances and outsourcing relationships with select corporations and institutions to lower costs and accelerate technical and product development (including technical measurements, testing and product evaluations);

    4) Establishing business alliances (including manufacturing, marketing and sales distribution contract relationships, joint ventures and licensing agreements) with select corporations to lower costs, reduce risks and accelerate roll-out of product commercialization to maximize profitability; and

    5) Leveraging investments and maximizing shareholder value by obtaining funding from government grants and contracts and corporate contracts for technology advancement and product development and commercialization.

         To date, A-G Tech has identified more than fifteen potential product applications for its Atmospheric Plasma technology. A-G Tech therefore anticipates entering and exiting multiple markets as it further develops the technology. From an operating perspective, A-G Tech plans to pursue joint ventures, partnerships and third-party relationships in order to speed business development, maximize flexibility and mitigate risks.

         The Atmospheric Plasma platform technology is in part the result of an investment of more than $5,000,000 and ten years of research by the University of Tennessee. The technology platform is encompassed in a portfolio of eight issued patents held by UTRC. During the past two years, A-G Tech has secured over $2,000,000 in funding, primarily from government contracts, and has advanced this university laboratory technology by extending it to an industrial setting. A-G Tech has filed three additional patent applications/disclosures. A-G Tech also holds a license (with rights to sub-license) for certain UTRC patents and is in the process of amending the license with UTRC to clarify and enhance its position. It is also in the process of acquiring the rights to two patents on air filtration from an unrelated entity to enhance A-G Tech's intellectual property position. A-G-Tech is in default under the license with UTRC but is negotiating a waiver of such default. The acquisition by Tice is contingent on the execution of the amendment and the waiver. A-G Tech expects to file additional patent applications as the technology is further developed.

         The OAUGDP(TM) platform technology generates plasma, the fourth state of matter, in air under standard pressures at ambient temperatures without the need for either a vacuum or non-atmospheric gas (e.g., compressed helium or argon). Atmospheric Plasma technology therefore minimizes the need for special equipment, reduces operating costs and, in turn, increases the applicability of plasma. Importantly, based upon testing performed to date, Atmospheric Plasma technology does not produce measurable harmful byproducts and has not had any deleterious effects on sensitive materials. Oak Ridge National Laboratories has tested the Atmospheric Plasma for specific gaseous byproducts and found it compliant with existing OSHA and Environmental Protection Agency ("EPA") guidelines.

         OAUGDP(TM) is formed by generating an electronic field by applying high voltage audio frequency currents across two insulated metallic electrodes. This configuration establishes uniform glow discharge which electronically breaks down air into short-lived reactive "oxygen-based" chemicals as gases. These "oxygen-based" chemicals consist of single oxygen atoms (O-normal oxygen in air is O2), various nitrogen oxides and other oxygen radicals. Upon creation, these active gases begin attaching to other atoms and the resulting chemistry serves to alter otherwise stable molecular structures. When organic-based substances, which can include warfare agents and microorganisms (like bacterial viruses and molds) are exposed to these active gases, drastic and rapid changes occur in their structures that result in their destruction or render them harmless. For example, Atmospheric Plasma has been shown to neutralize the surrogates for such chemical and biological warfare agents as sarin, mustard gas, smallpox and anthrax.

         In October 2001, A-G Tech received the US SBA Roland Tibbits Award, a national award recognizing model innovative high tech small businesses. A-G Tech was also featured at the 2002 annual meeting of the EPA in Washington, DC for the unique advances of the plasma technology through its SBIR program.

         Currently A-G Tech is focused on developing five general applications which are discussed below:

         .   air filtration and purification products

         .   DNA/RNA extraction products

         .   diesel emission-reducing products

         .   portable decontamination products

         .   medical and dental instrument sterilization products

Each general application area has the potential for multiple product development. Prototypes have been developed for each of these applications.

         Four of these applications have received funding from the federal government's Small Business Innovation Research ("SBIR") program through the Department of Defense, the EPA and the National Institute of Health. These included both Phase I and Phase II funding cycles. The DNA/RNA extraction device has been internally funded. Management of A-G Tech believes that federal funding will continue over the next five years as an important ongoing source of revenue for product development in currently identified areas and application of the technology in new areas.

         Air Filtration and Purification Products. Indoor air quality is recognized as a major source of health related problems contributing to lost earnings due to illness. In part, the growth of this market is driven by changes in federal, state and local government policies. A-G Tech's initial product offering is the Enhanced Plasma Sterilized Filter System, or the EPS(TM) System. Developed in part with EPA SBIR Phase I and II funds to combat sick building syndrome, the EPS(TM) System provides a safe, efficient and cost effective means of improving Indoor Air Quality (IAQ). The system is designed to remove and render harmless many types of bacteria, spores (including anthrax), mold, viruses, disease and contaminating microorganisms present in indoor air streams. A-G Tech has begun negotiations with a number of prospective industry partners regarding the commercialization of the EPS(TM) System.

         DNA/RNA Extraction. The APR 510, A-G Tech's inaugural product, is designed to help molecular biologists reduce the cost, complexity and time required to extract/isolate DNA through a rapid, broad spectrum, dry process. The company has tested the product with bacteria, bacterial endspores, fungi, fungal endspores, viruses and yeast, and found it can prepare DNA for further analysis in minutes rather than hours or, in some cases, days. In tests monitored by independent third parties, the device has successfully "prepared" DNA from a mixture of six microorganisms. Several independent laboratories are currently evaluating the product and there have been limited sales of the product to date.

         Portable Decontamination ("PD") Devices. PD devices are mobile decontamination devices developed in part with funding from the Department of Defense. These devices are designed to provide a safe, non-destructive decontamination capability for battlefield deployment and for office environments. It is anticipated that PD devices will provide a method for dealing with chemical and biological warfare agents as well as commercial cleanups involving mold removal and treatment. Initial target markets include military and government agencies and environmental remediation firms.

         Regenerative Diesel Exhaust ("RDE") Filter Systems. Emissions from diesel engines are associated with significant environmental damage including materials corrosion, crop damage and acid rain. The EPA recently issued a mandate to reduced smog-causing nitrogen oxides from diesel vehicles by 95% and soot by 90%. Also proposed was a significantly reduced particulate matter emission standard for new heavy-duty engines in engine model year 2007. The RDE Filter System significantly reduces the particulate matter (soot) and volatile organic compound ("VOC") emissions of diesel engines and is designed to help diesel engine operators/manufacturers meet the aggressive soot and VOC reduction standards established by the EPA. Similar standards take effect in the European Union in 2005. A-G Tech has developed a working prototype for small diesel engines and received SBIR Phase II funding from the EPA which began in June 2002. The National Transportation Research Center which is affiliated with Oak Ridge National Laboratories will participate in the EPA phase II work as an independent test facility.

         Sterilization of Medical and Dental Instruments. Today's hospitals are performing sophisticated surgeries with a limited supply of complex instruments that have proven difficult to sterilize. High capital cost, lengthy turnaround time and increasingly stringent federal regulation are making sterilization of instruments with ethylene oxide impractical. A-G Tech has developed an atmospheric plasma device that it believes eradicates over 99% of microorganisms and biofilms in seconds to minutes with no detectable damage to the instrument. Unlike similar sterilization systems currently on the market, there is no requirement for an expensive vacuum system.

         OAUGDP(TM) is protected by multiple patents and A-G Tech has a license under which it has the right to commercially develop the technology in territories in which patents exist. The license is subject to certain rights held by or restrictions imposed by the United States or agencies of the United States which arose as a result of the receipt of government funding. In addition, the license is subject to prior rights in several entities, most of which Tice believes to have been abandoned and which belief will be confirmed prior to closing. A-G Tech is negotiating with one of the entities to obtain its rights with respect to the technology. Several fields of use are excluded from the existing license. In addition, UTRC has retained the right to grant research licenses and additional commercial licenses. The exclusions and the right to grant additional commercial licenses are expected to be deleted in the amendment to the license. A-G Tech is also negotiating to obtain a right of first refusal for additional patents relating to the Atmospheric Plasma technology in the amendment.

         Under the license, A-G Tech must pay UTRC royalties of 3% of net sales. A-G Tech also is required to pay an annual license maintenance fee of $20,000 in September 2002 and 2003, $40,000 in September 2004 and 2005 and $50,000 in September of each following year. Any royalties paid during the twelve month period prior to the payment due date (September 30) are credited against the annual license maintenance fee. A-G Tech must also pay UTRC 10% of the first $100,000 received by A-G Tech in other payments relating to the technology and patents (excluding royalties), 20% of the second $100,000 and 30% of amounts in excess of $200,000.

Item 2.     Property.

         Tice's corporate headquarters and LandOak's administrative offices are located in approximately 2,500 square feet of office space in Knoxville, Tennessee which is leased from Pat Martin, a director of Tice, on a month-to-month basis with no penalty for termination. As of June 30, 2002, all of LandOak's rental centers had been closed. One center has a lease that continues through March 2006 and another center has a ground lease that continues through August 2003. Leases for the remaining rental centers have been terminated with no further obligation to LandOak.

         MidSouth's sign operations are located in an industrial area of Knoxville, Tennessee in a 30,000 square foot leased manufacturing and design facility of which 25,000 square feet is for manufacturing and the remainder incorporates the administrative and design offices. MidSouth owned the premises until April 2002 when it sold the land and building and entered into a leaseback arrangement. The lease term expires April 2007 and in addition to the rent, MidSouth is responsible for payment of property taxes, insurance and maintenance. NSA's operations are located in a 3,000 square foot leased office facility in Claxton, Tennessee near Knoxville. This property is leased month-to-month and requires a sixty day notice by either party to terminate.

Item 3.    Legal Proceedings.

         There are no material pending legal proceedings to which Tice or its subsidiaries, or to which any of their properties, are subject.

Item 4.    Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders of Tice during the fourth quarter of Tice's fiscal year ended March 31, 2002.

                                     PART II

Item 5.    Market For Common Equity and Related Stockholder Matters.

         Trading in Tice's Common Shares is reported on the Electronic Bulletin Board under the symbol TICE. Reporting commenced on August 28, 1997 but is sporadic so there is no established public trading market for Tice's securities. Over-the-counter market quotations reflect inter-dealer prices without retail mark-up/mark-down or commission and may not necessarily reflect actual transactions.

         The following table reflects the high and low bid prices for the Common Shares for each quarter of the fiscal years ended March 31, 2002 and 2001:

                                                     Common Shares
                                                     -------------
                                                  High           Low

                4/th/ Quarter, 2002               $ 0.40     $  0.03
                3/rd/ Quarter, 2002               $ 0.12     $  0.06
                2/nd/ Quarter, 2002               $ 0.18     $  0.11
                1/st/ Quarter, 2002               $ 0.30     $  0.15

                4/th/ Quarter, 2001               $ 0.5625   $  0.21
                3/rd/ Quarter, 2001               $ 0.50     $  0.21
                2/nd/ Quarter, 2001               $ 0.625    $  0.375
                1/st/ Quarter, 2001               $ 1.01     $  0.50

         The approximate number of holders of Common Shares of Tice as of July 18, 2002 was 1,048 (based upon the number of record holders) excluding shareholders whose Common Shares are held in nominee or street name by brokers.

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

Equity Compensation Plan Information

----------------------------------------------------------------------------------------------------------------------
Plan Category                    Number of securities to     Weighted average exercise      Number of securities
                                 be issued upon exercise     price of outstanding options   remaining available for
                                 of outstanding options                                     future issuance under
                                                                                            equity compensation
                                                                                            plans (excluding
                                                                                            securities reflected in
                                                                                            column (a))
                                            (a)                           (b)                          (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans                 310,024                       $ 0.97                       20,000
approved by security holders              230,024                       $ 3.50
                                          230,023                       $ 7.00
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                   -0-                          -0-
----------------------------------------------------------------------------------------------------------------------
         Total                            770,071                                                    20,000
----------------------------------------------------------------------------------------------------------------------

Item 6.    Management's Discussion and Analysis or Plan of Operation.

Results of Operations

Year Ended March 31, 2002 Compared with Year Ended March 31, 2001

     Tice's results of operations and cash flows for fiscal year 2002 include the results of operations and cash flows of both MidSouth and LandOak for the entire fiscal year whereas Tice's fiscal year 2001 results of operations and cash flows include the results of operations and cash flows of both MidSouth and LandOak for only the fourth quarter as a result of the Company's acquisition of these businesses effective January 1, 2001. Due to the cessation of operations at TES in August 2001, Tice's results of operations for fiscal year 2002 reflect TES's results of operations in loss from discontinued operations except for royalty income, a minor amount of ongoing selling, general and administrative expenses, interest expense and provision for foreign taxes, all of which are classified as continuing operations. Due to the discontinuance of LandOak's rental operations during fiscal year 2002, the closure of its rental centers, the ongoing liquidation of the vehicle inventory and the decision to sell the LandOak subsidiary in conjunction with the acquisition of A-G Tech, as described elsewhere herein, Tice's results of operations for fiscal year 2002 reflect LandOak's results of operations in loss from discontinued operations. Additionally, due to the sale of certain of MidSouth's assets to two buyers and the agreement to sell the MidSouth subsidiary in conjunction with the acquisition of A-G Tech, Tice's results of operations for fiscal year 2002 reflect MidSouth's results of operations in loss from discontinued operations. All of the results of operations of the holding company itself are reflected as continuing operations. Tice's results of operations for fiscal year 2001 have been restated to conform to the fiscal year 2002 classifications.

         Tice's total operating revenues decreased in fiscal year 2002 to $70,165 from $471,612 in fiscal year 2001. The primary reason for this decrease is the inclusion of a one-time $250,000 license fee received during fiscal year 2001 by TES from its licensee with no license fees received during fiscal year 2002. During fiscal year 2001, the licensee met a sales milestone for a particular class of product which it manufactures utilizing TES's patented Electronic Gearing Technology and, therefore, was required under the licensing agreement to pay the license fee. TES's royalty income decreased in fiscal year 2002 to $70,165 from $221,612 in fiscal year 2001 due to lower sales by the licensee of products that utilize the TES patented Electronic Gearing Technology. Due to the discontinuance of the TES, LandOak and MidSouth subsidiaries, the revenues for those subsidiaries in fiscal years 2002 and 2001, other than TES royalties and license fees, are included in loss from discontinued operations.

         Tice had no cost of revenues from continuing operations during either fiscal year 2002 or 2001 due to the discontinuance of the TES, LandOak and MidSouth subsidiaries. The costs of revenues for those subsidiaries are included in loss from discontinued operations.

         Tice's research and development expenses, related solely to TES, are included in loss from discontinued operations for both fiscal years 2002 and 2001.

         Selling, general and administrative ("SG&A") expenses, comprised primarily of expenses of the holding company, decreased in fiscal year 2002 by 35% to $393,927 from $607,820 in fiscal year 2001, reflecting significant decreases in the holding company's management salaries and benefits, legal and accounting fees, shareholder relations expenses and life insurance premiums (due to the cancellation of key man life insurance policies). Substantially all of TES's SG&A expenses for both years are included in loss from discontinued operations, with only ongoing patent-related costs included in SG&A expenses. Additionally, all of MidSouth's and LandOak's SG&A expenses for both fiscal years are included in loss from discontinued operations.

         The operating loss increased during fiscal year 2002 to a loss of $323,762 from a loss of $136,208 in fiscal year 2001. This increased operating loss is due to TES's reduced operating revenues in fiscal year 2002, partially offset by reduced SG&A expenses in fiscal year 2002.

         Interest expense was comprised of only the holding company and TES interest expense, decreased during fiscal year 2002 to $181,578 from $213,246 in fiscal year 2001 primarily due to the conversion of $550,000 of related party debt to Common Shares during fiscal year 2002. MidSouth's and LandOak's interest expenses for both fiscal years are included in loss from discontinued operations.

         The provision for foreign taxes relates solely to TES's royalty and license fee income. The provision for foreign taxes in fiscal year 2002 decreased to $7,017 from $47,161 in fiscal year 2001 due to reduced royalty and license fee income in fiscal year 2002. Tice was not able to recognize a benefit for the fiscal year 2002 loss or prior years' losses carried forward.

     Loss from continuing operations increased during fiscal year 2002 to a loss of $518,357 from a loss of $397,291 in fiscal year 2001due to the increased operating loss in fiscal year 2002 partially offset by decreased interest expenses and provision for foreign taxes in fiscal year 2002.

     Loss from discontinued operations increased during fiscal year 2002 to a loss of $4,775,066 from a loss of $1,126,967 in fiscal year 2001. The following tables summarize those losses:

Fiscal Year Ended                                    TES         MidSouth        LandOak        Total
March 31, 2002
Revenues                                        $    74,223    $ 5,460,327    $ 2,079,835    $ 7,614,385
Cost of revenues                                   (214,521)    (5,056,514)    (2,205,884)    (7,476,919)
Research and development expenses                  (180,953)            --             --       (180,953)
Selling, general and administrative expenses        (60,560)    (1,174,453)      (565,936)    (1,800,949)
Interest expenses                                        --        (76,375)      (326,117)      (402,492)
Other                                                (5,418)            --          2,786         (2,632)
Reserve for estimated future expenses              (175,000)            --             --       (175,000)
Disposal of inventory, property and equipment      (486,742)      (289,859)      (135,725)      (912,326)
Goodwill write-off                                       --       (102,303)    (1,335,877)    (1,438,180)
                                                -----------    -----------    -----------    -----------
     Total loss from discontinued operation     $(1,048,971)   $(1,239,177)   $(2,486,918)   $(4,775,066)

Fiscal Year Ended                                    TES         MidSouth        LandOak        Total
March 31, 2001
Revenues                                        $   436,285    $ 2,383,223    $   698,874    $ 3,518,382
Cost of revenues                                   (662,343)    (1,905,541)      (741,810)    (3,309,694)
Research and development expenses                  (438,535)            --             --       (438,535)
Selling, general and administrative expenses       (272,155)      (333,275)      (139,221)      (744,651)
Interest expenses                                        --        (18,940)      (121,658)      (140,598)
Other                                               (12,779)         8,824             --         (3,955)
Disposal of property and equipment                    5,946             --        (13,862)        (7,916)
                                                -----------    -----------    -----------    -----------
    Total loss from discontinued operation      $  (943,581)   $   134,291    $  (317,677)   $(1,126,967)

     Following is a description of the significant components of the loss from discontinued operations for fiscal years 2002 and 2001:

     MidSouth's fiscal year 2002 operating revenues of $5,460,327 increased 129% from its fiscal year 2001 operating revenues of $2,383,223, reflecting the inclusion of MidSouth's revenues for the entirety of fiscal year 2002 compared to the inclusion of MidSouth's revenues for only the fourth quarter of fiscal year 2001 due to the acquisition of that business effective January 1, 2001. During fiscal year 2002, MidSouth's sign fabrication and installation business was adversely affected by the weak economy and strong competition. Additionally, due to the lack of rebranding programs amongst major national companies during fiscal year 2002, MidSouth's NSA division had smaller, less profitable contracts during fiscal year 2002 compared to the large, highly profitable contracts it enjoyed in fourth quarter of fiscal year 2001. As a result, MidSouth experienced lower average daily sales and lower sales margins during fiscal year 2002 compared to the fourth quarter of fiscal year 2001. MidSouth's gross profit of $403,813 in fiscal year 2002 decreased 15% from $477,682 in fiscal year 2001 compared to its fiscal year 2002 sales increase of 129% over fiscal year 2001. Accordingly, the gross profit margin of 7.4% in fiscal year 2002 decreased from 20.0% in fiscal year 2001, reflecting the impact of significantly lower average sales volume and lower margins. Although MidSouth reduced overhead costs during fiscal year 2002, management believed further reductions would be detrimental to the future operations of the Company.

     LandOak's fiscal year 2002 operating revenues of $2,079,835 increased 197% from its fiscal year 2001 operating revenues of $698,874, reflecting the inclusion of LandOak's revenues for the entirety of fiscal year 2002 compared to the inclusion of LandOak's revenues for only the fourth quarter of fiscal year 2001 due to the acquisition of that business effective January 1, 2001. With the recognition that it cannot effectively compete in the market in which it operates, LandOak closed three of its five rental centers during fiscal year 2002 and began to liquidate its vehicle inventory. As a result, LandOak experienced lower average daily sales during fiscal year 2002 compared to the fourth quarter of fiscal year 2001. LandOak's $126,049 negative gross profit in fiscal year 2002 increased 193% over the $42,936 negative gross profit in fiscal year 2001 compared to LandOak's fiscal year 2002 sales increase of 197% over fiscal year 2001. Accordingly, the gross profit margin was (6.0)% for both fiscal years. During fiscal year 2002, LandOak reduced overhead expenses as a result of closing rental centers.

     Research and development expenses (related to TES only) of $180,953 in fiscal year 2002 decreased from $438,535 in fiscal year 2001 due to the cessation of TES operations in August 2001.

     Sales, general and administrative ("SG&A") expenses of $1,800,949 in fiscal year 2002 increased from $744,651 in fiscal year 2001 due to the inclusion of MidSouth and LandOak SG&A expenses for the entirety of fiscal year 2002 compared to the inclusion of SG&A expenses for only the fourth quarter of fiscal year 2001. This increase was partially offset by the reduction of TES's SG&A expenses due to the cessation of TES's operations in August 2001.

     Costs of disposal of $912,326 in fiscal year 2002 were comprised of $511,000 of TES inventory write-offs net of sale proceeds, $297,000 for the write-down of the carrying value of land, building and installation equipment at MidSouth, $132,000 for the write-down of the carrying value of vehicles held for sale, equipment and leasehold improvements at LandOak, and other miscellaneous income and expenses.

Year Ended March 31, 2001 Compared with Year Ended March 31, 2000

     Tice's results of operations and cash flows for fiscal year 2001 include the results of operations and cash flows of both MidSouth and LandOak for only the fourth quarter as a result of Tice's acquisition of these businesses effective January 1, 2001, whereas the fiscal year 2000 results of operations and cash flows exclude the results of operations and cash flows of both MidSouth and LandOak for the entirety of fiscal year 2000. Due to the cessation of operations at TES in August 2001, the discontinuance of LandOak's rental operations during fiscal year 2002, the sale of the MidSouth installation and NSA businesses and related assets to two buyers, the agreement to sell the stock of MidSouth and the decision to sell the stock of LandOak, Tice's results of operations for fiscal years 2001 and 2000 reflect the results of operations for TES, MidSouth and LandOak in loss from discontinued operations except for TES's royalty and license fee income, a minor amount of ongoing SG&A expenses, interest expense and provision for foreign taxes, all of which are classified as continuing operations. All of the results of operations of the holding company are reflected as continuing operations.

     Tice's total operating revenues of $471,612 in fiscal year 2001 increased from $209,747 in fiscal year 2000. The primary reason for this increase is the inclusion of a license fee received during fiscal year 2001 by TES from its licensee with no license fees received during fiscal year 2000. During fiscal year 2001, the licensee met a sales milestone for a particular class of product which it manufactures utilizing TES's patented Electronic Gearing Technology and, therefore, was required under the licensing agreement to pay the license fee. During fiscal year 2001, TES's royalties increased to $221,612 from $209,747 in fiscal year 2000 due to higher sales by the licensee of products that utilize the Company's patented Electronic Gearing Technology. Due to the discontinuance of the TES, LandOak and MidSouth subsidiaries, the revenues for those subsidiaries in fiscal years 2001 and 2000, other than TES royalties and license fees, are included in loss from discontinued operations.

     Tice had no cost of revenues from continuing operations during either fiscal year 2001 or 2000 due to the discontinuance of the TES, LandOak and MidSouth subsidiaries. The costs of revenues for those subsidiaries are included in loss from discontinued operations.

     Tice's research and development expenses, related solely to TES, are included in loss from discontinued operations for both fiscal years 2001 and 2000.

     SG&A expenses, comprised primarily of expenses of the holding company, increased in fiscal year 2001 to $607,820 from $532,974 in fiscal year 2000, reflecting increases in legal and accounting fees, shareholder relations expenses and keyman life insurance premiums. The increase was partially offset by a reduction of Tice warrant extension expense which was incurred in fiscal year 2000 with no similar expense in fiscal year 2001. Tice recorded warrant extension expense in fiscal year 2000 of $90,000 in conjunction with the extension of the expiration date of the warrants issued in 1997. The expiration date of the warrants, which was originally July 31, 1999, was extended to July 31, 2001. Substantially all of TES's SG&A expenses for both years are included in loss from discontinued operations, with only ongoing patent-related costs included in SG&A expenses. Additionally, all of MidSouth's and LandOak's SG&A expenses for fiscal year 2001 are included in loss from discontinued operations.

     The operating loss decreased during fiscal year 2001 to a loss of $136,208 from a loss of $323,227 in fiscal year 2000. This decreased operating loss was due to TES's increased operating revenues in fiscal year 2001, partially offset by increased SG&A expenses in fiscal year 2001.

     Interest expense, comprised of only the holding company and TES interest expense, increased during fiscal year 2001 to $213,246 from $144,001 in fiscal year 2000 due to increased indebtedness during fiscal year 2001. Additionally, $1,000,000 of Tice notes payable that were issued in June 1999 incurred interest expense for only part of fiscal year 2000 compared to a full year of interest expense on those notes in fiscal year 2001. MidSouth's and LandOak's interest expenses for fiscal year 2001 are included in loss from discontinued operations.

         The provision for foreign taxes relates solely to TES's royalty and license fee income. The provision for foreign taxes increased during fiscal year 2001 to $47,161 from $20,975 in fiscal year 2000 due to the increased royalties and license fees in fiscal year 2001.

         Loss from continuing operations decreased during fiscal year 2001 to a loss of $397,291 from a loss of $488,203 in fiscal year 2000 due to the decreased operating loss in fiscal year 2001 partially offset by increased interest expenses and provision for foreign taxes in fiscal year 2001.

         Loss from discontinued operations increased during fiscal year 2001 to a loss of $1,126,967 from a loss of $855,064 in fiscal year 2000. The following tables summarize those losses:

Fiscal Year Ended
March 31, 2001                                              TES           MidSouth       LandOak           Total
Revenues                                              $    436,285     $  2,383,223    $    698,874    $   3,518,382
Cost of revenues                                          (662,343)      (1,905,541)       (741,810)      (3,309,694)
Research and development expenses                         (438,535)              --              --         (438,535)
Selling, general and administrative expenses              (272,155)        (333,275)       (139,221)        (744,651)
Interest expenses                                               --          (18,940)       (121,658)        (140,598)
Other                                                      (12,779)           8,824              --           (3,955)
Disposal of property and equipment                           5,946               --         (13,862)          (7,916)
                                                      ------------     ------------    ------------    -------------
     Total loss from discontinued operations          $   (943,581)    $    134,291    $   (317,677)   $  (1,126,967)

Fiscal Year Ended

March 31, 2000                                              TES           MidSouth       LandOak           Total

Revenues                                              $    289,718     $         --    $         --    $     289,718
Cost of revenues                                          (661,941)              --              --         (661,941)
Research and development expenses                         (193,759)              --              --         (193,759)
Selling, general and administrative expenses              (378,447)              --              --         (378,447)
Interest expenses                                               --               --              --               --
Other                                                       11,603               --              --           11,603
Disposal of property and equipment                          77,762               --              --           77,762
                                                      ------------     ------------    ------------    -------------
     Total loss from discontinued operations          $   (855,064)    $         --    $         --    $    (855,064)

         Following is a description of the significant components of the loss from discontinued operations for fiscal years 2001 and 2000:

         As they relate to discontinued operations, fiscal year 2001 revenues of $3,518,382 increased from fiscal year 2000 revenues of $289,718 primarily due to the inclusion of the revenues of MidSouth and LandOak for the fourth quarter of fiscal year 2001 as a result of the acquisition of those two businesses effective January 1, 2001. Additionally, TES's fiscal year 2001 revenues of $436,285 increased from its fiscal year 2000 revenues of $289,718.

         As they relate to discontinued operations, fiscal year 2001 costs of revenues increased to $3,309,694 from the fiscal year 2000 level of $661,941 due to the inclusion of the cost of revenues of MidSouth and LandOak for the fourth quarter of fiscal year 2001 as a result of the acquisition of those two businesses effective January 1, 2001. TES's cost of revenues was almost unchanged from year to year.

         Research and development expenses increased in fiscal year 2001 to $438,535 from $193,759 in fiscal year 2000 due to increased efforts toward development of products utilizing Electronic Gearing Technology, primarily the FS-2000 felling machine. The primary increases were salaries, benefits, materials and travel.

         SG&A expenses increased in fiscal year 2001 to $744,651 from $378,447 in fiscal year 2000 due to the inclusion of SG&A expenses of MidSouth and LandOak for the fourth quarter of fiscal year 2001 as a result of the acquisition of those two businesses effective January 1, 2001. TES's SG&A expenses decreased in fiscal year 2001 from fiscal year 2000 due to reduced advertising, marketing, automobile and bad debt expenses.

         Interest expense increased in fiscal year 2001 to $140,598 from $0 in fiscal year 2000 due to the inclusion of interest expenses of MidSouth and LandOak for the fourth quarter of fiscal year 2001 as a result of the acquisition of those two businesses effective January 1, 2001. Interest expense for both the holding company and TES were included in continuing operations for both fiscal years.

         In fiscal year 2001, Tice recognized a $7,916 loss from disposal of property and equipment compared to a $77,762 gain from disposal of property and equipment in fiscal year 2000 which was primarily due to the gain on sale of real property that TES sold during fiscal year 2000.

Inflation

         Inflation has not had a significant impact on operations to date.

Liquidity and Capital Resources

         Since its inception, Tice has financed its operations through a combination of cash flow from operations, bank borrowings, borrowings from individuals and the sale of common stock. Capital requirements have arisen primarily in connection with operating losses and purchases of fixed and intangible assets. Tice (through its wholly owned subsidiary, TES) has historically made significant expenditures each year for research and development and marketing of new technology, particularly in fiscal years 2001 and 2002, related to the FS-2000 felling machine and the dual-sew lockstitch machine. In fiscal year 2001, Tice acquired substantially all the assets and assumed certain liabilities associated with two businesses, MidSouth and LandOak, which acquisitions have been described in more detail elsewhere herein. In connection with these acquisitions, Tice has incurred operating losses and has significantly increased the amount of its liabilities, increasing the need for capital to meet debt obligations, working capital requirements and investment in property and equipment. In addition, Tice will have additional capital needs as it pursues other acquisitions, including the acquisition of A-G Tech for which Tice has entered into a Term Sheet outlining proposed terms of the acquisition. Tice's cash flow was affected by the MidSouth and LandOak businesses during only the fourth quarter of fiscal year 2001 and the entirety of fiscal year 2002.

         Net cash used by operating activities was $131,500 in fiscal year 2002 and $320,685 in fiscal year 2001. The primary uses of the cash from operating activities in fiscal year 2002 were the net loss of $1,190,724 (after adjustment for non-cash income and expenses of depreciation, amortization, increase in cash surrender value of life insurance, increase in provision for doubtful accounts receivable, change in inventory reserve, loss from disposal of assets, reserve for continuing expenses of discontinued subsidiary and loss from goodwill write-off), offset somewhat by a $923,136 reduction in accounts receivable, a $104,347 increase in accounts payable and accrued liabilities, and decreases of other assets.

         The primary uses of cash from operating activities in fiscal year 2001 were the net loss of $986,070 (after adjustment for non-cash income and expenses of depreciation, amortization, increase in cash surrender value of life insurance, increase in provision for doubtful accounts receivable, change in inventory reserve and loss from disposal of assets), a $280,569 increase in accounts receivable (primarily the $338,718 increase at MidSouth partially offset by the $74,238 reduction at LandOak), a $49,091 increase in prepaid expenses and other assets, and a $31,052 decrease in other liabilities, offset somewhat by a $924,910 increase in accounts payable and accrued liabilities (primarily $578,364 at the holding company and TES and $358,048 at MidSouth) and a $101,187 reduction in inventories (primarily $110,550 at MidSouth).

         Net cash provided by investing activities was $1,871,506 in fiscal year 2002 and $222,135 in fiscal year 2001. The primary sources of cash from investing activities in fiscal year 2002 was $3,659,274 of proceeds from the disposal of property and equipment (primarily rental and lease vehicle dispositions at LandOak) and $80,333 of payments received by LandOak on financing notes receivable, partially offset by $1,761,652 of purchases of property and equipment (primarily the purchase of rental and lease vehicles at LandOak), $66,835 of additions to other assets and a $35,402 increase in goodwill (increase to the asset purchase price of MidSouth).

         The primary sources of cash from investing activities in fiscal year 2001 were $246,005 of proceeds from the sale of property and equipment (primarily rental and lease vehicle dispositions at LandOak), $73,177 of cash balances received from the LandOak and MidSouth asset purchase and $20,396 of payments received by LandOak on financing notes receivable, partially offset by $110,249 of purchases of property and equipment (primarily $54,933 of truck and crane equipment purchases at MidSouth and $54,166 of rental and lease vehicle purchases at LandOak) and $7,194 of additions to patents.

         Net cash used by financing activities in fiscal year 2002 was $1,781,663 and net cash provided by financing activities in fiscal year 2001 was $52,927. The primary uses of funds by financing activities in fiscal year 2002 were $3,194,025 of principal payments on notes payable and long-term debt (primarily LandOak's payment of indebtedness upon the sale of vehicles which collateralize the indebtedness), $67,774 of principal payments on capital lease obligations and $32,053 of principal payments on notes payable to related parties, partially offset by proceeds from notes payable of $725,980 ($450,873 at LandOak for vehicle purchases and

$275,107 of short-term borrowings at the holding company, TES and MidSouth for working capital purposes), $590,362 of proceeds from notes payable to related parties ($500,000 at LandOak for bank debt reduction and $90,362 short term borrowings at TES, Tice and MidSouth for working capital purposes), $175,471 from the reduction of the LandOak escrow account and $20,376 proceeds from the TES insurance loan.

         Cash provided by financing activities in fiscal year 2001 was from $422,221 of proceeds from notes payable (short term borrowings at the holding company, TES and MidSouth for working capital purposes), $50,000 of proceeds from notes payable to related parties for working capital and $25,000 from the issuance of stock, partially offset by $276,330 of principal reductions of notes payable and obligations under capital leases, $50,000 of principal payments of notes payable to related parties and a $117,964 increase in LandOak's vehicle escrow account.

         Effective January 1, 2001, Tice purchased substantially all of the assets and assumed certain liabilities of MidSouth Sign Company, LLC and LandOak Company, LLC in exchange for 13,000,000 Common Shares issued by Tice. Specifically, 8,000,000 restricted Common Shares were issued for the purchase of the assets of LandOak and 5,000,000 restricted Common Shares were issued for the purchase of the assets of MidSouth. These shares carry a two-year restriction as to resale. Additionally, various notes payable, lease obligations, other debt obligations as well as other liabilities were assumed by Tice as part of the purchase agreement.

         The Company's principal commitments at March 31, 2002 consist primarily of notes payable, notes payable to related parties, obligations under capitalized leases, accounts payable, accrued liabilities and other liabilities which are primarily customer deposits.

         Notes payable at March 31, 2002, including both the short term and long term portions, were $5,277,434. Of this balance, $3,273,480 represents notes payable to two financial institutions, is related to the financing of LandOak's rental and lease vehicles and is classified as current portion of notes payable; $384,144 is term debt from financial institutions and is related to the purchase of equipment and financing of working capital needs, of which $191,763 is classified as current portion of notes payable; $163,117 is indebtedness to a company and is related to the purchase of the land and building at MidSouth, of which $19,558 is classified as current portion of notes payable; $199,986 is indebtedness under a working capital line of credit with a financial institution, all of which is classified as current portion of notes payable; $969,751 is notes payable to investors related to the 1999 private placement, is due June 2003 and is classified as long term debt; $100,000 is a note payable to an investor for working capital purposes, has matured, is due on demand and is classified as current portion of notes payable; and $186,956 are notes payable to individuals for the purchase of equipment and for working capital purposes, of which $178,971 is classified as current portion of notes payable.

     At March 31, 2002, notes payable to related parties were $681,609 of which the entire amount is classified as current portion. Of this balance, $28,750 is a note payable to a company owned by two directors of Tice that has matured and is due on demand; $50,000 is a note payable to a related party individual that matures quarterly but is expected to be renewed each quarter by the holder as it has been in the past; $42,497 is a note payable by two directors of Tice to a financial institution for which Tice benefited from the loan proceeds; $500,000 is a note payable to two directors of Tice, the proceeds of which were used in payment of LandOak indebtedness to a financial institution as part of a loan modification agreement; and $60,362 is notes payable to several related party individuals.

         In December 2001, in a private placement transaction, $529,870 of notes payable to William A. Tice (note payable to related party) were converted to 1,125,000 Tice Common Shares.

         Tice and the predecessor companies to LandOak and MidSouth have used the proceeds of indebtedness to provide working capital for operations, for the continuing development of the Electronic Gearing Technology and related patents, to finance vehicle purchases in the rental and leasing operations at LandOak, to finance the purchase of property and equipment used in the operations, primarily at MidSouth, to fund the costs of license and royalty agreement negotiations and for the registration of securities. Some of the notes have been extended to retain working capital.

         At March 31, 2002, obligations under capital leases were $109,965 of which $54,474 is classified as current portion. The capital lease obligations were incurred in the acquisition of office and manufacturing equipment at all three subsidiaries and in the acquisition of transportation and installation equipment at MidSouth. Tice and its subsidiaries also lease certain real property, office, computer, manufacturing and transportation equipment under various operating leases.

         Tice has incurred operating losses for fiscal years 2001 and 2002 that have resulted in a significant use of working capital and the addition of indebtedness to fund working capital and equipment requirements. Additionally, the acquisitions of LandOak and MidSouth have added significant liabilities.

         During fiscal year 2002, TES ceased operations due to the lack of acceptance of the FS-2000 machine and the expected high cost of continuing to develop the machine. For MidSouth, strong competition and the weak economy adversely affected revenues and profitability of the sign fabrication and installation business. The slow economy also limited NSA's contract opportunities for major national image rebranding programs. At LandOak, the inability to effectively compete in its market due to strong competition and the lack of competitive vehicle financing adversely affected revenues and profitability and resulted in the decision to close the rental centers and liquidate the rental vehicle inventory. In view of these factors, management believed Tice needed to shift its business strategy and seek new acquisitions capable of growth, generation of cash flow and creation of shareholder value. In the opinion of management, such a candidate exists in Atmospheric Glow Technologies, LLC ("A-G Tech"). A-G Tech holds commercialization and market rights for the revolutionary new, patented technology, Atmospheric Plasma. This technology was invented at the University of Tennessee, Knoxville and privatized by the science and research firm, A-G Tech.

         This innovative Atmospheric Plasma technology has a number of different market applications. A-G Tech is currently developing and commercializing products for commercial and residential air filtration and purification, biological and chemical decontamination, DNA extraction and diesel emission reduction. There are additional products that may be developed and commercialized by A-G Tech including medical and food sterilization products. The patented Atmospheric Plasma technology is revolutionary in its ability to generate uniform glow discharge plasma with low energy requirements and at atmospheric pressure using ambient air. This, compared to previous plasma technologies, allows A-G Tech to broaden the scope of applications which may be economically developed for commercialization. Most of the research to date has been developed in conjunction with the Department of Defense, the Environmental Protection Agency and the National Institute of Health.

         On July 3, 2002, the Company entered into a Term Sheet describing the proposed terms for Tice to acquire the assets of A-G Tech. If a final definitive agreement is reached, Tice will acquire substantially all the assets and contract rights of A-G Tech, including the commercialization and market rights held by A-G Tech to the patented Atmospheric Plasma technology developed at the University of Tennessee Research Center and privatized by A-G Tech. As a condition to the acquisition, Tice must raise $6.5 million of new capital through a private placement. Tice must also meet several other conditions for the successful consummation of the transaction including, but not limited to, obtaining shareholder approval for the increase in the number of authorized Tice Common Shares, divestiture of Tice's current subsidiaries, LandOak Company, Inc. and MidSouth Sign Company, Inc., conversion of 500,000 of the 750,000 Class B Common Shares to Common Shares, and the issuance of 500,000 new Class B Common Shares to the principals of A-G Tech thereby effecting a change in control of Tice.

         If successfully consummated, this major shift in business strategy by Tice will also result in an anticipated change in the company's name. Closing for this transaction is anticipated by September 30, 2002, but no later than December 31, 2002, unless otherwise agreed by the parties.

Effect of Recently Issued Accounting Standards

         In July of 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141 "Business Combinations" which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS No. 141 also specifies the criteria for recording intangible assets other than goodwill in a business combination.

         Additionally, in July of 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. In fiscal year 2002, Tice wrote off goodwill.

         Also, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the removal-type costs associated with asset retirements. Management is currently assessing the impact of SFAS No. 143, which must be adopted in the first quarter of 2003. Management believes this statement has not had a material impact on Tice's financial position or results of operations.

         In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, which supersedes SFAS No. 121, is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years with earlier application encouraged. Management is currently assessing the impact on Tice's financial position and results of operations.

         In April 2002, the FASB issued SFAS No. 145 "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions in addition to technical corrections to other statements. Management believes this statement has not had a material impact on Tice's financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" which addresses financial accounting and reporting for costs associated with exit or disposal activities. Management believes this statement has not had a material impact on Tice's financial position or results of operations.

         In June 2001, the Securities and Exchange Commission issued SAB 102 "Selected Loan Loss Allowance Methodology and Documentation Issues". Management believes the provisions of this bulletin have no material impact on Tice.

Future Operations

         Management believes that future revenues are dependent on several factors:

         As described in greater elsewhere herein, Tice's management no longer believes that Tice can sustain the operating losses currently being incurred by its operating subsidiaries until they become profitable, and has taken action at each to reduce costs and losses. Since 1993, substantial investment had been made to develop new applications for its patented Electronic Gearing Technology including the FS-2000 felling machine. Due to the dramatic changes that have occurred in the apparel market during the past several years, including closure of domestic sewing facilities by apparel makers, TES was not able to successfully market the FS-2000 machine. In August 2001, TES ceased operations and liquidated its assets other than its Electronic Gearing Technology patents and related licenses from which it expects to continue to earn royalties and possible license fees for several more years. Tice will continue to seek new licensees or possible purchasers of the technology. However, no assurances can be made that a new licensee or possible purchasers can be located. Also, there are no assurances that royalty income or license fees will continue to be earned.

         At LandOak, the inability to effectively compete in its market due to strong competition and the lack of competitive vehicle financing adversely affected revenues and profitability. As a result, LandOak has closed its rental centers, is in the process of liquidating its fleet of rental vehicles and paying related indebtedness and has reduced its overhead expenses. Although

LandOak continues to maintain and service its existing lease and finance portfolio, it is not entering into any new financing transactions. Two of Tice's directors, Mr. Martin and Mr. Atkins, are negotiating with Tice to acquire the stock of LandOak in conjunction with their role as guarantors for LandOak's major indebtedness with three lending institutions.

         At MidSouth, strong competition and the recent weak economy have adversely affected revenues and the profitability of the sign fabrication and installation business. The slow economy has also limited MidSouth's NSA contract opportunities for major national image rebranding programs. As a result, MidSouth has dramatically reduced its overhead expenses in all areas, has sold the installation business and related equipment to a former manager and has sold the NSA business and related assets to an entity owned by the current President of Tice and an unrelated person. The former manager who purchased the installation business has also agreed to purchase the stock of MidSouth (and therefore the remaining sign fabrication and service business) with an expected closing in December 2002.

         The sales of the LandOak and MidSouth stock are conditioned upon the approval of the shareholders of Tice at its next shareholders' meeting. Tice will continue to manage and operate both companies until such time as shareholder approval is granted.

         In view of these factors, the Board of Directors believed Tice needed to shift its business strategy and seek new acquisitions capable of growth, generation of cash flow and creation of shareholder value. Management believes such a candidate exists in Atmospheric Glow Technologies, LLC ("A-G Tech"). On July 3, 2002, Tice entered into the Term Sheet relating to the acquisition of the assets of A-G Tech. If a final definitive agreement is consummated, Tice will acquire substantially all the assets and contract rights of A-G Tech, including the commercialization and market rights held by A-G Tech to the patented Atmospheric Plasma technology known as One Atmospheric Uniform Glow Discharge Plasma ("OAUGDP(TM)") developed at the University of Tennessee Research Center in Knoxville and privatized by A-G Tech. As a condition to the acquisition, Tice must raise $6.5 million of new capital through a private placement. Tice must also meet several other conditions for the successful consummation of the transaction including, but not limited to, obtaining shareholder approval for the increase in the number of authorized Tice Common Shares, divestiture of Tice's current subsidiaries, LandOak Company, Inc. and MidSouth Sign Company, Inc., conversion of 500,000 of the 750,000 outstanding Class B Common Shares to Common Shares, and the issuance of 500,000 new Class B Common Shares to the principals of A-G Tech thereby effecting a change in control of Tice.

         Upon successful consummation of the A-G Tech acquisition, Tice will devote all of its resources and attention to the final development and commercialization of OAUGDP(TM). Under the Term Sheet, Tice will name a new President and CEO, who is expected to be Thomas W. Reddoch. Mr. Reddoch is currently a member of the boards of directors of both Tice and A-G Tech. Mr. Reddoch's expertise in the areas of technology and development are considered critical to the future success in the final development and the commercialization of OAUGDP(TM) and the various applications it intends to create. Mr. West, the current President and CEO of Tice, will become the CFO of Tice and other key management members will be recruited. Currently, A-G Tech has one product being marketed and four other applications being developed and readied for commercialization. Several other potential applications have been identified and it is expected that initial research will be performed to determine marketability.

         To consummate the transaction with A-G Tech, Tice must raise $6,500,000 of capital, of which up to $1,000,000 will be the conversion of existing Tice long term notes. This new capital will be used for acquisition costs, costs of the further development and commercialization of OAUGDP(TM), retirement of existing Tice indebtedness, and general corporate working capital. It is expected that the funding will be in two phases: (1) short term notes convertible into Tice Common Shares and, once the initial threshold is met, (2) an equity investment in exchange for Tice Common Shares. Management believes that this new capital can be obtained, but it can provide no assurances that the minimum levels can be met. In the event minimum levels are not met, funds advanced to A-G Tech prior to closing will be repaid to Tice or can be converted into a membership interest in A-G Tech at Tice's discretion.

         Management believes that Tice's future results of operations will be influenced by a number of factors including general economic conditions, the ability of Tice to secure necessary funding, dependence on new management to successfully develop and market new technologies and, ultimately, the market acceptance of the applications based on the OAUGDP(TM) technology. Because of these factors as well as other factors, historical results should not be relied on as an indicator of future performance.

Special Considerations

         This section captioned "Special Considerations" and other parts of this Annual Report on Form 10-KSB include certain forward-looking statements within the meaning of the federal securities laws. Actual results and the occurrence or timing of certain events could differ materially from those described in any of such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-KSB. See "Other Factors Relating to Forward-Looking Statements" below.

         Acquisition. Tice has decided to seek new opportunities through acquisition. Management believes that the acquisition of the assets of A-G Tech, with sufficient capital and the right management, can lead to creation of long term value. There is no assurance that Tice will be able to meet the conditions necessary to consummate the agreement with A-G Tech, or that it will be able to obtain sufficient capital for the successful development and commercialization of the new technology, or that the market and general economic conditions will allow for successful commercialization of new applications.

         Divestiture of Existing Businesses. Tice intends to divest itself of both LandOak and MidSouth, and must do so prior to closing of the purchase of A-G Tech. There are no assurances that current negotiations or agreements to sell LandOak and MidSouth will be successful in order to meet the requirements of the Term Sheet.

         Product Development. If the A-G Tech acquisition is successfully consummated, the key to future success will be Tice's ability to develop and commercialize new applications using the

OAUGDP(TM) technology. There are no assurances that Tice can successfully develop or commercialize new applications of the OAUGDP(TM) technology.

         Key Management and Technical Staff. Tice must be able to identify, recruit and retain key management and technical staff. There are no assurances such individuals can be identified, hired or retained.

         New Capital. The success of Tice's acquisition of A-G Tech and its future operations are dependent on its ability to raise sufficient capital for these needs. There are no assurances that Tice can raise these funds.

Other Factors Relating to Forward-Looking Statements

         Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements or events, or timing of events, to differ materially from any future results, performance or achievements or events, or timing of events, expressed or implied by such forward-looking statements. We cannot assure that we will be able to anticipate or respond timely to the changes that could adversely affect our operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our securities.

         In the event Tice needs additional financing, there can be no assurance that any such financing will be available on acceptable terms. If such financing is not available on satisfactory terms, Tice may be unable to expand its business or develop new customers as desired and our operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders.

         Some of the more prominent known risks and uncertainties of Tice's business are set forth below. However, this section does not discuss all possible risks and uncertainties to which Tice and its businesses are subject, nor can it be assumed that there are not other risks and uncertainties which may be more significant.

         Such other factors include, among others, those described in the "Business" section and elsewhere in "Management's Discussion and Analysis" and those factors listed below. Some of those factors will change with the sale of the operations described elsewhere herein.

         . the inability to consummate the acquisition of A-G Tech, and if successful, the following factors will apply;

         . the lack of working capital needed to further develop and apply the OAUGDP(TM) technology and management's ability to find acceptable financing to supply such working capital;

         . the potential failure to successfully negotiate licensing agreements, or find strategic partners to further develop, or potential buyers for, the OAUGDP(TM) technology;

         . the shortage of qualified and competent engineers, scientists or biologists and the risk that Tice will be unable to retain key employees and managers;

         . dependence on start-up technologies and applications and the ability to continue to successfully obtain government contracts which are expected to generate most of Tice's revenue for some time after the acquisition;

         . the unanticipated expense of new product development, the potential failure to complete new products on a timely and cost effective basis, and the failure of any such products to achieve substantial market acceptance;

         . the dependence on patents and the ability to protect proprietary products, the potential that existing patents or future patents obtained by Tice will not be enforceable, the risk that the products will infringe on patents held by others or the risk that competitors will develop similar or functionally similar products; and

         . the potential adverse effect of competition, the potential failure to provide competitive timely designs of cost-effective solutions, products or services and the potential adverse effect of technological change with which we are unable to keep pace.

Item 7.       Financial Statements.

REPORT OF INDEPENDENT AUDITORS


To the Board of Directors
Tice Technology, Inc. & Subsidiaries


We have audited the accompanying consolidated balance sheets of Tice Technology, Inc. and Subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tice Technology, Inc. and Subsidiaries at March 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 24 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 24. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


July 25, 2002, except for Note 23
 as to which the date is August 8, 2002


/s/ Coulter & Justus, P.C.
Knoxville, Tennessee

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Consolidated Balance Sheets
As of March 31, 2002 and 2001

                                                                     2002             2001
Assets

Cash and cash equivalents                                       $   131,548      $    173,205
Accounts receivable, less allowance for doubtful
   accounts of $384,000 and $124,000 at March 31,
   2002 and 2001, respectively                                      785,835         1,581,038
Current portion of financing notes receivable, less
   allowance for doubtful accounts of $20,500 and
   $112,000 at March 31, 2002 and 2001, respectively                218,738            64,534
Employee advances receivable                                         53,485            36,650
Prepaid expenses and other current assets                            82,712            50,623
Costs and estimated earnings in excess of billings
    on uncompleted contracts                                         45,388           233,355
Vehicles held for sale, net of accumulated
   depreciation of  $453,804 and $25,363 at
   March 31, 2002 and 2001, respectively                          1,317,571           224,792
Inventory, net                                                      203,738           735,276
                                                                -----------      ------------

       Total current assets                                       2,839,015         3,099,473

Property and equipment:
   Leasehold improvements                                            26,794            79,267
   Furniture, fixtures and equipment                                515,753         1,181,290
   Rental and lease vehicles                                        818,984         5,065,126
   Building and improvements                                        344,188           550,000
   Land                                                             123,000           200,000
   Vehicles                                                         191,348           186,323
                                                                -----------      ------------

       Total property and equipment                               2,020,067         7,262,006

       Less accumulated depreciation                               (436,636)         (887,280)
                                                                -----------      ------------

       Property and equipment, net                                1,583,431         6,374,726

Financing notes receivable, less current portion,
   net of allowance for doubtful accounts of $39,500
   and $33,000 at March 31, 2002 and 2001, respectively             152,666           379,261
Escrow account                                                           --           175,471
Patents, net                                                        160,822           204,617
Debt issuance costs, net of accumulated amortization
  of $29,941 and $19,053 at March 31, 2002 and 2001,
  respectively                                                       13,609            24,497
Goodwill, net of accumulated amortization of $26,449
  at March 31, 2001                                                      --         1,520,888
Other assets                                                             --            19,398
                                                                -----------      ------------

       Total assets                                             $ 4,749,543      $ 11,798,331
                                                                ===========      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                         2002            2001
Liabilities and Stockholders' (Deficit) Equity

Current portion of notes payable                                   $   3,963,758    $   3,111,490
Current portion of notes payable to related parties                      681,609          104,707
Accounts payable                                                       1,454,505        1,340,252
Accrued liabilities                                                      778,594          651,311
Current portion of capital lease obligations                              54,474           72,529
Other current liabilities                                                222,470          255,226
                                                                   -------------    -------------

       Total current liabilities                                       7,155,410        5,535,515

Notes payable, less current portion, net of discount of
  $30,249 and $51,898 at March 31, 2002 and 2001,
  respectively                                                         1,313,676        4,612,341
Notes payable to related parties, less current portion                        --          510,465
Capital lease obligations, less current portion                           55,491          135,055
Other liabilities                                                         27,957           44,393
                                                                   -------------    -------------

       Total liabilities                                               8,552,534       10,837,769


Stockholders' (deficit) equity:
   Common Shares, par value $.01; 30,000,000 shares
       authorized; 22,773,329 and 21,648,329 shares issued
       and outstanding at March 31, 2002 and 2001,
       respectively                                                      227,733          216,483
   Class B Common Shares, convertible, par value $.01;
       5,000,000 shares authorized; 750,000 shares issued
       and outstanding at March 31, 2002 and 2001                          7,500            7,500
   Class D Common Shares, convertible, par value $.01;
       600,000 shares authorized; none issued or outstanding
       at March 31, 2002 and 2001                                             --               --
   Preferred Shares, par value $.01; 10,000,000 shares
       authorized; none issued or outstanding at March 31,
       2002 and 2001                                                          --               --
   Additional paid in capital                                          6,447,096        5,928,476
   Accumulated deficit                                               (10,485,320)      (5,191,897)
                                                                   -------------    -------------

       Total stockholders' (deficit) equity                           (3,802,991)         960,562
                                                                   -------------    -------------

       Total liabilities and stockholders' (deficit) equity        $   4,749,543    $  11,798,331
                                                                   =============    =============

  The accompanying notes are an integral part of these consolidated financial statements.

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Consolidated Statements of Operations
For the years ended March 31, 2002 and 2001

                                                               2002               2001
                                                                               (restated)
Operating revenues:
  License fees                                            $         --        $   250,000
  Royalties                                                     70,165            221,612
                                                          ------------        -----------

  Total operating revenues                                      70,165            471,612

Operating expenses:
  Selling, general and administrative                          393,927            607,820
                                                          ------------        -----------

  Total operating expenses                                     393,927            607,820
                                                          ------------        -----------

Operating loss                                                (323,762)          (136,208)

Other expense:
  Interest expense                                            (181,578)          (213,246)
  Other expense                                                 (6,000)              (676)
                                                          ------------        -----------

  Net other expense                                           (187,578)          (213,922)
                                                          ------------        ------------

Loss from continuing operations
      before foreign taxes                                    (511,340)          (350,130)
Provision for foreign taxes                                      7,017             47,161
                                                          ------------        -----------

Loss from continuing operations                               (518,357)          (397,291)

Discontinued operations net of applicable
      income taxes:
  Loss from operations of discontinued subsidiaries         (2,424,560)        (1,119,051)
  Loss from disposal of assets                                (912,326)            (7,916)
  Loss from goodwill write-off                              (1,438,180)                --
                                                          ------------        -----------

Loss from discontinued operations                           (4,775,066)        (1,126,967)
                                                          ------------        -----------

Net loss                                                  $ (5,293,423)       $(1,524,258)
                                                          ============        ===========
Loss per share (basic and diluted):
    Continuing operations                                 $      (0.02)       $     (0.03)
                                                          ============        ===========
    Discontinued operations                               $      (0.21)       $     (0.09)
                                                          ============        ===========
    Net loss per share                                    $      (0.23)       $     (0.12)
                                                          ============        ===========

  The accompanying notes are an integral part of these consolidated financial statements.

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
For the years ended March 31, 2002 and 2001


                                                                                                                         Total
                                                                                Class B   Additional                   Stockholders'
                                                                     Common     Common     Paid In      Accumulated       Equity
                                                                     Shares     Shares     Capital        Deficit        (Deficit)
Balances, April 1, 2000                                            $  85,126    $7,500    $3,234,833   $ (3,667,639)   $  (340,180)
   Issuance of 13,000,000 Common Shares
      in connection with the asset purchase
      for MidSouth Sign Company, Inc. and
      LandOak Company, Inc.                                          130,000        --     2,600,000             --      2,730,000
   Issuance of 100,000 Common Shares in a
      private placement in exchange for vendor services                1,000        --        69,000             --         70,000
   Issuance of 35,714 Common Shares in
      a private placement                                                357        --        24,643             --         25,000
   Net loss                                                               --        --            --     (1,524,258)    (1,524,258)
                                                                   ---------    ------    ----------   ------------    -----------

Balances, March 31, 2001                                             216,483     7,500     5,928,476     (5,191,897)       960,562

   Conversion of related-party debt and accrued
      interest into 1,125,000 Common Shares                           11,250        --       518,620             --        529,870
   Net loss                                                               --        --            --     (5,293,423)    (5,293,423)
                                                                   ---------    ------    ----------   ------------    -----------

Balances, March 31, 2002                                           $ 227,733    $7,500    $6,447,096   $(10,485,320)   $(3,802,991)
                                                                   =========    ======    ==========   ============    ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended March 31, 2002 and 2001

                                                                          2002             2001
Net cash flows from operating activities:
    Net loss                                                          $ (5,293,423)    $ (1,524,258)
    Adjustments to reconcile net loss to net
       cash used by operating activities:
          Depreciation                                                   1,234,577          408,525
          Amortization                                                     147,094           63,383
          Increase in cash surrender value of life insurance                  (979)          (4,568)
          Increase in provision for doubtful accounts receivable           188,501            7,932
          Increase in inventory reserve                                      8,000           55,000
          Loss from disposal of assets                                     912,326            7,916
          Reserve for continuing expenses for discontinued
             subsidiary                                                    175,000               --
          Loss from goodwill write-off                                   1,438,180               --
    Changes in operating assets and liabilities:
          Receivables                                                      923,136         (280,569)
          Prepaid expenses and other assets                                 18,126          (49,091)
          Inventory                                                         12,810          101,187
          Accounts payable and accrued liabilities                         104,346          924,910
          Other liabilities                                                    806          (31,052)
                                                                      ------------     ------------

    Net cash used by operating activities                                 (131,500)        (320,685)

Cash flows from investing activities:
    Cash received from acquisitions                                             --           73,177
    Proceeds from disposal of property and equipment                     3,659,274          246,005
    Purchases of property and equipment                                 (1,761,652)        (110,249)
    Payments received on financing notes receivables                        80,333           20,396
    Additions to goodwill                                                  (35,402)              --
    Additions to patents                                                    (4,212)          (7,194)
    Additions to other assets                                              (66,835)              --
                                                                      ------------     ------------

    Net cash provided by investing activities                            1,871,506          222,135

Cash flows from financing activities:
    Proceeds from life insurance loan                                       20,376               --
    Proceeds from notes payable and long-term debt                         725,980          422,221
    Proceeds from notes payable to related parties                         590,362           50,000
    Principal payments on notes payable and long-term debt              (3,194,025)        (250,704)
    Principal payments on capital lease obligations                        (67,774)         (25,626)
    Principal payments on notes payable to related parties                 (32,053)         (50,000)
    Net change in escrow account                                           175,471         (117,964)
    Net proceeds from issuance of stock                                         --           25,000
                                                                      ------------     ------------

    Net cash (used) provided by financing activities                    (1,781,663)          52,927
                                                                      -------------    ------------

    Net decrease in cash and cash equivalents                              (41,657)         (45,623)

Cash and cash equivalents, beginning of year                               173,205          218,828
                                                                      ------------     ------------

Cash and cash equivalents, end of year                                $    131,548     $    173,205
                                                                      ============     ============

  The accompanying notes are an integral part of these consolidated financial statements.

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the years ended March 31, 2002 and 2001

Supplemental cash flow information:
                                                                              2002            2001
Cash paid for interest                                                     $  520,243      $   345,388

Noncash investing and financing activities:
     Common Shares issued for business acquisitions                                --        2,730,000
     Conversion of accrued expenses to notes payable
         to related parties                                                    37,997           46,261
     Conversion of accounts payable to Common Shares                               --           70,000
     Conversion of notes payable to related parties to
         Common Shares                                                        529,870               --

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

   Consolidated Financial Statements - The accompanying consolidated financial statements include the accounts of Tice Technology, Inc. ("TTI") and its three wholly owned subsidiaries, Tice Engineering and Sales, Inc. ("TES"), MidSouth Sign Company, Inc. ("MidSouth") and LandOak Company, Inc. ("LandOak"). The acquisitions of the MidSouth and LandOak businesses were effective January 1, 2001. The consolidated balance sheet, the cash flows and the results of operations as of and for the fiscal year ended March 31, 2002 include the balance sheets, cash flows and the results of operations of TTI, TES, MidSouth and LandOak for the same periods. The consolidated balance sheet, the cash flows and the results of operations as of and for the fiscal year ended March 31, 2001 include the balance sheets, the cash flows and the results of operations of TTI and TES for the same period, and include the balance sheets, the cash flows and the results of operations of MidSouth and LandOak for the period of January 1, 2001 to March 31, 2001. The consolidation of these entities is collectively referred to as the Company or Tice. All significant intercompany balances and transactions have been eliminated.

   Effective January 1, 2001, Tice acquired substantially all the assets and assumed certain liabilities related to the operations of both MidSouth and LandOak in exchange for 5,000,000 and 8,000,000 restricted Common Shares, respectively. The acquisition was accounted for by the purchase method.

   During fiscal year 2002, TES discontinued operations and management decided to sell the MidSouth subsidiary. Additionally, management decided to discontinue LandOak's rental operations and began to close its rental centers and liquidate its inventory of rental vehicles. The results of operations for fiscal year 2001 have been restated in the same format as fiscal year 2002.

   Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less as cash equivalents.

   Trade Accounts Receivable and Concentrations of Credit Risk - The Company, through its MidSouth subsidiary, conducts a substantial portion of its business with two customers in the sign industry (Note 11) with approximately $86,000 of total accounts receivable represented by these customers at March 31, 2002.

   Accounts receivable of the Company are not collateralized and are due under terms stated to the customer. Credit risk with respect to accounts receivable is subject to the financial security of each customer.

   Fair Value of Financial Instruments - The Company's financial instruments consisted of cash, accounts receivable, financing notes receivable, short-term borrowings and long-term debt. The fair value of these financial instruments approximated the carrying amounts reported in the Consolidated Balance Sheets.

   Vehicles Held for Sale - Vehicles held for sale consist of certain vehicles previously used in LandOak's leasing operations that the Company expects to sell in fiscal year 2003 and all rental vehicles as a result of the Company's decision to cease rental operations and liquidate the rental vehicles. Management believes the carrying value of these vehicles approximates their fair value.

   Inventories - Inventories are stated at lower of cost or market and are net of reserves for obsolescence. Cost is determined using the first-in, first-out method.

   Property and Equipment - TTI and TES property and equipment are stated at cost. The MidSouth and LandOak property and equipment that were acquired on January 1, 2001 are stated at values estimated by management. Specifically, the LandOak rental vehicles were valued based on a percentage of the retail value as determined by the N.A.D.A. Official Used Car Guide with reserves for estimated losses on resale of certain vehicles. MidSouth and LandOak property and equipment acquired since January 1, 2001 are stated at cost which has been adjusted as described below.

   In April 2002, the Company sold the land and building owned by MidSouth. The March 31, 2002 values of the land and building were written down to reflect the proceeds received on the sale and the Company took write-down losses of $205,812 on the building and $77,000 on the land during fiscal year 2002. In July 2002, the Company sold certain MidSouth installation vehicles and other related equipment to a former employee of MidSouth. The March 31, 2002 values of equipment were written down to reflect the proceeds received on the sale and the Company took a write-down loss of $13,797 on equipment during fiscal year 2002. The related gain on the sale of vehicles will be recognized in fiscal year 2003. Related to the closure of LandOak rental centers during fiscal year 2002 and subsequent to year-end, the Company disposed of certain assets and recognized a loss of $90,725 on disposal of furniture, fixtures, equipment and leasehold improvements during fiscal year 2002. Also related to the closure of the LandOak rental centers, during fiscal year 2002 all of the rental vehicles were reclassified from property and equipment to vehicles held for sale, leaving only vehicles under long-term leases in property and equipment. During fiscal year 2002, the carrying value of rental and lease vehicles was written down by $45,000.

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

   Patents - Certain legal and other direct expenses incurred by TES to obtain patents on designed and manufactured parts and equipment have been capitalized at their cost to the Company. Amortization is calculated using the straight-line method over the estimated useful lives of the patents, primarily seventeen and twenty years. Amortization expense totaled $6,236 and $6,434 during fiscal years 2002 and 2001, respectively.

   Due to the discontinuance of operations at TES, during fiscal year 2002 the Company wrote off $41,771 of patent costs (net of accumulated amortization) for all patents other than the patents related to the ongoing license agreement for which it receives royalty income.

   Goodwill - The Company formed the subsidiaries MidSouth Sign Company, Inc. and LandOak Company, Inc. during fiscal year 2001 and purchased substantially all the assets and assumed certain liabilities of the predecessor companies effective January 1, 2001. In connection with the acquisitions, the Company recorded goodwill (the excess of cost over net assets acquired) of $79,338 and $1,467,999 for MidSouth and LandOak, respectively. During fiscal year 2002, the Company recorded an additional $35,402 of goodwill at MidSouth representing additional liabilities that were assumed by MidSouth under the asset purchase agreement.

   The Company's policy is to evaluate the excess of cost over the net assets of businesses acquired based on an evaluation of such factors as the environment in which the business operates or if the expected net flows (undiscounted and without interest) would become less than the carrying amount of the assets. An impairment loss would be recorded in the period such determination is made based on the fair market value of the related businesses. Due to the operating losses incurred at LandOak and MidSouth during fiscal 2002, the decision to terminate the rental business at LandOak and to liquidate its vehicle inventory, and the decision to sell the MidSouth subsidiary, management recognized the impairment of goodwill at both MidSouth and LandOak. As a result, the Company wrote off the entire carrying value of goodwill net of accumulated amortization as of March 31, 2002 and recognized losses of $1,335,877 from LandOak and $102,303 from MidSouth.

   Impairment of Long-Lived Assets - The Company follows the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which (i) requires that long-lived assets to be held and used be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable, (ii) requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell, and (iii) provides guidelines and procedures for measuring impairment losses that are different from previously existing guidelines and procedures in that recoverability is assessed based on estimates of undiscounted expected future cash flows of the asset being evaluated. Management believes that such an impairment has been incurred.

   Revenue Recognition and Deferred Revenue - The Company, through its subsidiaries TES and LandOak, generally recognizes revenue at the time related products are shipped or at the time services are rendered. License fees and related royalties are recognized as earned based on sales of equipment as reported by the licensee.

   MidSouth recognizes sales and related expenses on the date the sign is installed or when product title otherwise passes to the customer.

   Revenues from MidSouth's NSA survey contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. This method is used because management considers it to be the best available measure of progress on the survey contracts. Because of inherent uncertainties in estimating costs, it is possible the estimates used will change within the near term. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor and supplies. General and administrative costs are generally charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

   Advertising Costs - Advertising costs are expensed as incurred.

   Research and Development Costs - Research and development ("R&D") costs, including work performed under contracts to perform R&D for others (development agreements) are expensed as incurred, net of reimbursements R&D costs relate solely to

   TES and, due to the cessation of operations at TES, have been reclassified to loss from discontinued operations for both fiscal years 2002 and 2001.

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

   Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Reclassifications - Certain amounts in fiscal year 2001 have been reclassified to conform to fiscal year 2002 classifications.

   Effect of New Accounting Pronouncements - In July of 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141 "Business Combinations" which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS No. 141 also specifies the criteria for recording intangible assets other than goodwill in a business combination.

   Additionally, in July of 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. In fiscal year 2002, the Company wrote off goodwill.

   Also, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the removal-type costs associated with asset retirements. The Company is currently assessing the impact of SFAS No. 143, which must be adopted in the first quarter of 2003. Management believes this statement has not had a material impact on the Company's financial position or results of operations.

   In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, which supercedes SFAS No. 121, is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years with earlier application encouraged. The Company is currently assessing the impact on its financial position and results of operations.

   In April 2002, the FASB issued SFAS No. 145 "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions in addition to technical corrections to other statements. Management believes this statement has not had a material impact on the Company's financial position or results of operations.

   In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" which addresses financial accounting and reporting for costs associated with exit or disposal activities. Management believes this statement has not had a material impact on the Company's financial position or results of operations.

   In June 2001, the Securities and Exchange Commission issued SAB 102 "Selected Loan Loss Allowance Methodology and Documentation Issues". Management believes the provisions of this bulletin have no material impact on the Company.

2. Costs and Estimated Earnings on Uncompleted and Unbilled Contracts

   As described in Note 1, the Company uses the percentage-of-completion method of accounting for the MidSouth NSA survey contracts in progress as of the balance sheet date. The difference between the estimated revenues as calculated on the contracts in progress at the end of the period and the amounts billed on those contracts before the end of the period results in an asset for those contracts with estimated earnings in excess of billings and a liability for those contracts with billings in excess of estimated earnings, calculated as follows, as of March 31:

2. Costs and Estimated Earnings on Uncompleted and Unbilled Contracts
   (continued)

                                                                         2002           2001
                Estimated revenues on uncompleted and unbilled
                  contracts                                           $  213,098     $1,050,760
                Less: billings to date                                   167,710        817,405
                                                                      ----------     ----------
                Costs and estimated earnings in excess of
                  billings on uncompleted contracts                   $   45,388     $  233,355
                                                                      ==========     ==========

3.       Leases with Company as Lessor

         LandOak's short-term and long-term vehicle leases are accounted for as operating leases. These leases generally have terms of between seven and forty-eight months. At March 31, 2002, the carrying amount of vehicles used in the rental and leasing operations (excluding vehicles held for sale) was $582,580 (net of accumulated depreciation of $236,404). At March 31, 2001, the carrying amount of vehicles used in the rental and leasing operations (excluding vehicles held for sale) was $4,782,581 (net of accumulated depreciation of $282,545).

         As of March 31, 2002, future minimum lease payments to be received under these leases were as follows:

                  2003                                 $     185,018
                  2004                                       105,348
                  2005                                        65,616
                  2006                                        36,949
                  2007                                         2,210
                  Thereafter                                      --
                                                       -------------
                  Total                                $     395,141
                                                       =============

4.       Financing Notes Receivables

         Financing notes receivable are generated from LandOak's sale and financing of vehicles that are no longer used in its rental and leasing operations. These notes generally have terms of up to forty-eight months and bear interest at annual rates of between 15% and 21%. These notes are secured by the vehicles that are sold. The balance of financing notes receivable were $371,404 (net of $60,000 allowance for doubtful accounts) and $443,795 (net of $145,000 allowance for doubtful accounts) at March 31, 2002 and 2001, respectively.

5.   Inventories

     Inventories at March 31 consist of:

                                                     2002                    2001
         Raw materials                          $        58,140         $     272,885
         Work in process                                 86,575               242,173
         Finished goods                                  59,023               335,218
                                                ---------------         -------------
                                                        203,738               850,276
         Reserve for obsolescence                            --              (115,000)
                                                ---------------         -------------
         Inventory, net                         $       203,738         $     735,276
                                                ===============         =============

     During fiscal year 2002, as a result of discontinued operations, TES incurred a $510,729 loss on disposal of inventory which was included in loss from discontinued operations.

6.   Notes Payable to Related Parties

     Notes payable to related parties consist of the following at March 31:

                                                                  2002           2001
         Notes payable to an officer; interest accrued at
         10%; due May 2000 to March 2003; subordinate to all
         other TTI and TES debt. Converted to Common Shares
         in December 2001.                                     $      --    $   491,872

         Note payable to an immediate family member of a
         former officer; interest at 10% due monthly;
         principal due on demand.                                 50,000         50,000

         Note payable to the wife of a director of the
         Company; interest at 6%; principal and interest due
         September 2002. Note is convertible at option of
         holder into Common Shares at $0.07 per share.            26,250             --


         Note payable to an officer of the Company; interest
         at 10%; principal and interest due May 2002.              9,112             --


         Note payable to an officer of the Company; interest
         at 10%; principal and interest due on demand.            25,000             --


         Note payable to a company owned by two directors of
         the Company; interest at 10%; principal and
         interest due March 2002, paid in full May 2002.          28,750             --


         Note payable to two directors of the Company;
         interest at 6%; principal and interest due March
         2003; convertible at the option of the holders into
         Common Shares at $0.07 per share, subject to the
         approval of additional authorized shares by the
         shareholders of Tice.                                   500,000             --


                                                                                    2002         2001
         The Company has agreed to make principal and interest payments to a financial institution for the benefit of two directors of the Company who are obligors under a loan agreement for which the Company received the loan proceeds; interest at the prime rate plus 1% (5.75% at March
         31, 2002); quarterly principal and interest
         payments of $15,000; due June 2002.                                         42,497       73,300
                                                                                 ----------    ---------
         Total                                                                      681,609      615,172
         Less current portion                                                       681,609      104,707
                                                                                 ----------    ---------
         Notes payable to related parties, less current portion                  $       --    $ 510,465
                                                                                 ==========    =========

   During fiscal years 2002 and 2001, the Company incurred $49,353 and $57,961, respectively, in interest expense on notes payable to related parties, which is included in interest expense in the consolidated statements of operations.

7. Notes Payable

                                                                                    2002         2001
         Note payable to a financial institution; due March 2001 and extended to
         December 2006 by a loan modification agreement in March 2002; principal reductions of $500,000 in March 2002, $1,550,000 in June 2002 and
         $250,000 in December 2002, 2003, 2004 and 2005 and remaining unpaid principal and interest due December 2006; interest at the LIBOR rate plus 2.3% (6.47% at March 31, 2002) payable monthly; collateralized by certain LandOak vehicles and leases; guaranteed by two directors of the
         Company. The Company has not made all of the June 2002 principal payments and the financial institution has waived default for
         non-payment.                                                            $2,797,606   $5,003,566

                                                                2002      2001

         Note payable to a financial institution; due March
         2001 and extended to June 2002 by a loan
         modification agreement in March 2002; principal
         reductions are a portion of the principal payments
         required on the note payable described above;
         interest at the institution's prime rate (4.75% at
         March 31, 2002) payable monthly; collateralized by
         a building owned by two directors of the Company;
         guaranteed by two directors of the Company. The
         Company has not made all of the June 2002 principal
         payment and the financial institution has waived
         default for non-payment.                               25,000   708,000

         Revolving line of credit from a financial
         institution up to $200,000; due on demand; interest
         at the institution's prime rate plus 1% (5.75% at
         March 31, 2002) payable monthly; collateralized by
         substantially all of MidSouth's assets excluding
         real property; guaranteed by two directors of the
         Company.                                              199,986   180,000

         Note payable to a financial institution; due
         September 2002; monthly principal and interest
         payments of $10,933 with a balloon payment of all
         remaining principal and interest due September
         2002; interest accrued at 7.75%; collateralized by
         certain LandOak vehicles and leases; guaranteed by
         two directors of the Company.                          77,576   239,714

         Notes payable to investors, net of $30,249 and
         $51,898 discount at March 31, 2002 and 2001,
         respectively; principal due June 2003; interest
         accrued at 10% payable quarterly; collateralized by
         certain TES patents.                                  969,751   948,102

                                                                                           2002               2001
         Note payable to a financial institution; due May 2001 and extended to
         April 2004; monthly principal and interest payments of $4,501 through
         April 2001 and variable monthly principal and interest payments thereafter based on 84 months amortization with a balloon payment of all remaining principal and interest due April 2004; interest accrued at 8.75% through April 2001 and at the institution's prime rate plus
         1.75% thereafter (6.5% at March 31, 2002); collateralized by substantially all of MidSouth's assets excluding real property;
         guaranteed by two of the Company's directors.                                     201,807           224,564

         Note payable to a financial institution; due May 2001; monthly principal and interest payments of $4,133; interest accrued at 9.5%;
         collateralized by certain insurance premiums.                                          --             4,133

         Note payable to a financial institution due July 2003; monthly principal and interest payments of  $4,006; interest accrued at 12%;
         collateralized by certain equipment.                                               72,284            97,023

         Note payable to a financial institution; due August 2003; monthly principal and interest payments of $438; interest accrued at 6.9%;
         collateralized by certain equipment.                                                7,476            13,319

         Note payable to a business; due January 2010; monthly principal and interest payments of $2,314; interest accrued at 8.5%; collateralized
         by certain real estate.                                                           163,117           173,186

         Note payable to an investor; due April 5, 2001; interest accrued at
         12%; principal and interest payable at maturity; extended
         month-to-month and payable on demand; collateralized by TES accounts
         receivable and inventory.                                                         100,000           100,000

         Note payable to a company; due January 2002; loan modification agreement in February 2002 modified the due date to February 2003, monthly principal and interest payments of $708 and interest accrued at
         9.5%; collateralized by certain transportation equipment.                           8,072            18,000

                                                                                            2002                2001

       Note payable to a financial institution under an equipment line of credit up to $1,200,000; due August 2004; interest due monthly at prime rate plus 2% (6.75% at March 31, 2002); principal payments due monthly at 2.5%
       of the outstanding principal balance; collateralized by vehicles;
       guaranteed by two directors of the Company                                          450,874                --

       Note payable to a financial institution; due March 2002; extended by
       lender, due on demand; interest accrued at 6% and due at maturity.                   25,000                --

       Note payable to an investor; interest accrued at 6%; principal and interest due September 2002.  Note is convertible at option of holder
       into Common Shares at $0.07 per share.                                              137,900                --

       Note payable to an investor; interest at 10%; principal and interest due April 2002; collateralized by a secondary interest in MidSouth's
       personal property.                                                                   25,000                --

       Note payable to a company; due February 2004; interest at 12.9%;
       monthly principal and interest payments of $821; collateralized by a
       truck.                                                                               15,985                --

       Revolving line of credit up to $250,000 from a financing company.                        --            14,224
                                                                                        ----------        ----------

       Total                                                                             5,277,434         7,723,831

       Less current portion                                                              3,963,758         3,111,490
                                                                                        ----------        ----------
       Notes payable, less current portion                                              $1,313,676        $4,612,341
                                                                                        ==========        ==========

       Principal maturities of notes payable and long-term debt are as follows:

                  2003                                   $3,963,758
                  2004                                    1,039,284
                  2005                                       47,781
                  2006                                       52,168
                  2007                                       56,957
                  Thereafter                                117,486
                                                         ----------
                                                         $5,277,434
                                                         ==========

       The above stated maturities are based on the assumption that the Company maintains its indebtedness through maturity. However, the Company has made the decision to sell MidSouth and LandOak. As a result, certain of the debt related to these discontinued segments may be assumed by prospective buyers.

8.     Lease Obligations

       The Company leases certain equipment under agreements that are classified as capital leases. These agreements expire between October 2002 and January 2006. According to the terms of the agreements, the Company is required to pay all personal property taxes, maintenance and insurance costs related to the leased equipment. The Company incurred interest expense related to these leases totaling $16,830 and $9,315 during fiscal years 2002 and 2001, respectively.

       The Company leases various equipment under lease agreements classified as operating leases that expire on dates between April 2003 and October 2006. Additionally, the Company leases office space and sites for rental centers under lease agreements that are also classified as operating leases that expire on dates between August 2004 and March 2007. Total lease and rental expense under all operating leases was $198,761 and $171,316 for fiscal years 2002 and 2001, respectively.

       During fiscal year 2001, the Company sold certain equipment for $74,291 and then entered into an agreement to lease this equipment back. This was accounted for as a capital lease and is included in the future minimum lease schedule below.

       Future minimum payments for leases, by year and in the aggregate, consist of the following as of March 31, 2002:

                                                                Operating       Capital
             2003                                               $ 221,063    $   66,138
             2004                                                 196,432        29,323
             2005                                                 167,027        19,608
             2006                                                 159,930        16,341
             2007                                                  72,416            --
                                                                ---------    ----------
             Total minimum lease payments                       $ 816,868    $  131,410
                                                                =========    ==========
             Amount representing interest                                        21,445
             Present value of minimum lease payments
                (including $54,474 classified as current)                    $  109,965

       The above-stated minimum lease payments are based on the assumption that the Company maintains its lease obligations through maturity. However, the Company has made the decision to sell MidSouth and LandOak. As a result, certain of the leases related to these discontinued segments may be assumed by the prospective buyers.

     The Company is contingently liable on a lease that has been transferred to but not formally assumed by a third party. As of March 31, 2002, the amount of the contingent liability was $16,500. Future minimum payments under this lease are not included in the above table.

     Property and equipment includes the following amounts for property and equipment acquired under capital leases as of March 31:

                                                           2002       2001
                                                         ----------------------

         Furniture, fixtures and equipment               $ 178,437   $ 224,589
         Accumulated amortization                          (40,332)    (18,866)
                                                         ----------------------
                                                         $ 138,105   $ 205,723
                                                         ======================

     Amortization on these assets, computed by the straight-line method over the life of the asset or the term of the lease, is included in depreciation expense.

9.   Income Taxes

     For tax purposes, as of March 31, 2002, the Company has net operating loss and foreign tax credit carryovers available to offset future income taxes. These carryovers expire as follows:

                   Net Operating Loss                              Foreign Tax Credit
        Year            Year of                           Year           Year of
      Generated       Expiration          Amount       Generated      Expiration        Amount
     ----------------------------------------------   -----------------------------------------
        1997             2017            $  149,268      1998            2003           $   270
        1998             2018               515,167      1999            2004            14,174
        1999             2019               472,518      2000            2005            20,975
        2000             2020             1,176,870      2001            2006            47,161
        2001             2021             1,243,911      2002            2007             7,017
        2002             2022             3,071,659
                                        -----------                                     -------
                                         $6,629,393                                     $89,597
                                        ===========                                     =======

     Significant components of the Company's deferred tax assets and liabilities as of March 31, 2002 and 2001 are as follows:

                                                        2002           2001
                                                     ----------     ----------

     Deferred tax assets:

          Capitalized inventory                      $   30,557     $  110,266
          Accrued vacation                               13,856         12,468
          Accrued salaries                              104,306             --

        Vehicle reserves                                   56,508        43,654
        Allowance for doubtful accounts                   143,869        13,286
        Warrants                                           34,164        34,164
        Property and equipment write-down                 171,479            --
        Goodwill                                          552,271         4,811
        Patents                                            15,856            --
        Depreciation                                           --        10,509
        Net operating loss carryovers                   2,516,517     1,371,813
        Foreign tax credit carryovers                      89,597       129,330
                                                      -----------   -----------
        Total deferred tax assets                       3,728,980     1,730,301
        Valuation allowance for deferred tax assets    (3,693,588)   (1,723,776)
                                                      -----------   -----------
     Net deferred tax assets                               35,392         6,525

     Deferred tax liabilities:
        Depreciation                                       32,400            --
        Prepaid expenses                                    2,992         6,525
                                                      -----------   -----------

     Total deferred tax liabilities                        35,392         6,525
                                                      -----------   -----------

     Net deferred tax assets                          $        --   $        --

     During 2002 and 2001, the Company increased its valuation allowance by $1,969,812 and $862,357, respectively. If the Company implements its current plan, as described in Note 24, to acquire Atmospheric Glow Technologies, LLC, there will be a change in control as defined by the Internal Revenue Code, which will limit use of net operating loss carryovers in future periods. Management is unable to currently assert that it is more likely than not that the net deferred tax asset will be realized.

     The Company's provision for income taxes is made up entirely of foreign taxes paid. The reconciliation of income taxes computed at the U.S. federal statutory tax rates (34% in 2002 and 2001) to the provision for income taxes is as follows:

                                                           2002         2001
                                                       ------------------------
     Tax benefit at U.S. statutory rates               $(1,797,378)  $ (502,213)
     State income taxes, net of federal tax benefit       (209,342)     (58,493)
     Foreign taxes paid                                      7,017       47,161
     Permanent differences                                   5,035        9,191
     Change in valuation allowance                       1,969,812      862,357
     Change in valuation allowance due to change
       in rates used                                            --     (310,842)
     Other                                                  31,873           --
                                                       -----------   ----------
                                                       $     7,017   $   47,161
                                                       ===========   ==========

10.  Segment Information

     The Company has three segments: TES, which manufactured and sold equipment and services in the industrial sewing machine market, discontinued operations in August of 2001. The Company will continue to own the TES subsidiary which has indebtedness under which it incurs interest expense. Additionally, TES owns certain patents and expects to earn royalties and licensing fees under existing licensing agreements. MidSouth manufactures, installs and services signs and provides sign surveys and project management services in the sign industry. During fiscal year 2002, the Company decided to divest the MidSouth subsidiary. Also, during fiscal year 2002, the Company decided to discontinue the LandOak rental operations and began to liquidate the inventory of vehicles. Additionally, the Company decided to divest the LandOak subsidiary. As a result the operations of the three subsidiaries are classified as discontinued operations except for TES's royalty and licensing fee income, patent amortization expense, interest expenses and foreign taxes. The operations of TTI are classified as continuing operations. The following is a summary of certain financial information relating to the three segments for fiscal years 2002 and 2001. For fiscal year 2001, the table below includes twelve months of operations of TES and Tice and three months of operations of MidSouth and LandOak (from January 1, 2001, date of acquisition, to March 31, 2001). For fiscal year 2002, the table includes the results of operations of all segments for the entirety of fiscal year 2002. Additionally, fiscal year 2001 has been restated to reflect discontinued operations on the same basis as fiscal year 2002.

                                          Continuing
      Fiscal Year Ended                   Operations       Discontinued Operations
                                                       -------------------------------
      March 31, 2002                        TTI/TES      TES     MidSouth     LandOak    Total
        (Amounts in thousands)
      Revenues from external customers    $      70    $    74    $ 5,460    $  2,080   $ 7,684
      Intersegment revenues                      --         --         14          21        35
      Loss after income taxes                  (518)    (1,049)   $(1,239)     (2,487)   (5,293)
      Segment assets                            299         40      1,877       2,534     4,750
      Segment liabilities                     1,733        315      2,298       4,207     8,553

                                          Continuing
      Fiscal Year Ended                   Operations       Discontinued Operations
                                                       -------------------------------
      March 31, 2001                        TTI/TES      TES     MidSouth     LandOak    Total
        (Amounts in thousands)
      Revenues from external customers    $     472    $   436    $ 2,383    $    699   $ 3,990
      Intersegment revenues                      --         --          2           7         9
      (Loss) income after income taxes         (397)      (943)       134        (318)   (1,524)
      Segment assets                            331        747      3,246       7,474    11,798
      Segment liabilities                     1,986        314      2,175       6,363    10,838

11.  Major Customers and Export Sales

     The Company had two customers (at MidSouth) that represented 16% and 15%, respectively, of the Company's consolidated product and service revenues in fiscal year

     2002 and two customers (at MidSouth) that represented 21% and 18%, respectively in fiscal year 2001.

     Approximately 0% and 0.3% of the Company's consolidated product and service revenues were export sales in fiscal years 2002 and 2001, respectively, all of such sales occurring at TES. All export sales are paid in U.S. funds either in advance of shipment or with an irrevocable letter of credit and, therefore, there are no gains or losses included in operations related to foreign currency exchanges.

12.  Research and Development Costs and Joint Development Agreement

     Research and development costs consist of the following approximate amounts for the periods ended March 31:

                                                      2002            2001

             Salaries, benefits and payroll taxes   $154,000       $376,000
             Travel                                   17,000         21,000
             Insurance                                 1,000          8,000
             Telephone                                 1,000          2,000
             Utilities                                 2,000          4,000
             Depreciation                              2,000          9,000
             Other                                     4,000         19,000
                                                    --------       --------
                                                    $181,000       $439,000
                                                    ========       ========

     Due to the cessation of TES operations during fiscal year 2002, R&D expenses for both fiscal years 2002 and 2001 are included in loss from discontinued operations.

13.  License and Royalty Agreement

     In June 1996, TES entered into a nonexclusive license and royalty agreement with a sewing machine manufacturer to use the electronic gearing sewing machine technology developed and patented by TES. Under the terms of the agreement, the licensee is to pay TES $250,000 upon the sale of the first class of machine built by the licensee using the technology. In addition, the licensee is to pay TES an additional $250,000 plus royalties of 1.75% to 2% of the sales price for sales of each class of sewing machine produced and sold by the licensee using TES's technology, and also pay TES $250,000 when licensee sales of each class of machine reach a $30,000,000 sales milestone by the licensee. The licensee has no obligation to apply TES's technology to additional classes of industrial sewing machines. Royalty income from the sale of the machines produced under this agreement was $70,165 and $221,612, respectively, in fiscal years 2002 and 2001. Additionally, in fiscal year 2001, the Company received a $250,000 license fee as sales for one class of machine reached the $30,000,000 sales milestone.

14.  401(k) and Simple IRA Plans

     TES terminated its 401(k) plan in August 2001 when it ceased operations. TES made contributions of $5,824 and $6,641, respectively, in fiscal years 2002 and 2001.

     MidSouth has a Savings Incentive Match Plan for Employees of Small Employers (SIMPLE) ("the Plan") covering employees that receive at least $5,000 in compensation for the calendar year. Employees may contribute up to $6,000 to the plan. The Company makes a matching contribution equal to each participating employee's contributions up to a limit of 3% of the employee's compensation for the year, subject to certain restrictions. All contributions are fully vested and non-forfeitable. During fiscal year 2002, the Company made contributions of $41,578. During fiscal year 2001, from the January 1, 2001 effective date of the MidSouth acquisition, the Company made contributions of $12,013.

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

     In February 2000, the Company extended the expiration date of the 1997 warrants to July 31, 2001. As of March 31, 2002, 800 warrants had been exercised, 1,200 warrants had been cancelled and the remaining 998,000 warrants had expired.

     On June 25, 1999, the Company issued 100,000 warrants to holders of notes payable issued in a private placement transaction. The warrants, each of which entitles the holder to purchase one Common Share of the Company, have an exercise price of $.50 and expire four years from the date of issuance. As of March 31, 2002 no warrants had been exercised.

16.  Private Placement Transactions

     In January 2001, the Company issued 13,000,000 restricted Common Shares in a private placement in exchange for substantially all of the assets and the assumption of certain liabilities of The LandOak Company, LLC and MidSouth Sign Company, LLC. In February 2001, Tice issued 100,000 restricted Common Shares in a private placement in exchange for vendor services valued at $70,000. In December 2001, in a private placement transaction, the Company converted $529,870 of notes payable to William A. Tice (notes payable to related party) to 1,125,000 restricted Tice Common Shares.

17.  Acquisitions

     Commensurate with the formation of two of the Company's subsidiaries, MidSouth Sign Company, Inc. and LandOak Company, Inc., the Company acquired the assets and assumed certain liabilities of the predecessor companies effective January 1, 2001. Two directors of the Company owned at the time of purchase and continue to own a portion of one of the sellers and 100% of the other. The businesses are operated and managed as autonomous business units and are wholly owned subsidiaries of the Company. The acquisition was facilitated through the issuance of 13,000,000 of the Company's Common Shares and is summarized as follows:

        Assets acquired:

            Cash                                        $     73,177
            Notes and accounts receivable                  2,016,678
            Inventory                                        300,150
            Property and equipment                         6,921,058
            Goodwill                                       1,547,337
            Other assets                                      89,261

        Liabilities assumed:

            Accounts payable and accrued expenses         (1,313,945)
            Notes payable and long-term debt              (6,903,716)
                                                        ------------
        Common Shares issued                            $  2,730,000
                                                        ============

     During fiscal year 2002, the Company assumed $35,402 of additional seller liabilities under the MidSouth asset purchase agreement, thereby increasing the amount of acquired goodwill by the same amount.

18.  Contingent Liabilities

     The Company is subject to claims in the ordinary course of business. Management believes the ultimate resolution of these matters will have no material impact on the financial position, results of operations or cash flows of the Company.

19.  Loss Per Share

     Basic and diluted loss per share was computed by dividing the net loss applicable to common stock by the weighted average common shares outstanding during each period. Potential common shares are not included in the computation of diluted per share amounts in periods when the Company reports a loss. There were no potentially dilutive common equivalent shares for fiscal years 2002 and 2001. Basic and diluted loss per share are the same for all classes of the Company's common stock (thus they are not presented separately) because they have non-cumulative dividend rights of which none were available for distribution under the terms of the Certificate of Incorporation.

     Following is a reconciliation of the numerators and denominators of the basic and diluted loss per share:

                                                 2002            2001
     Loss:
          Basic and diluted:

             Loss available to common
                 stockholders                $(5,293,423)    $(1,524,258)
     Shares:
          Basic and diluted:

             Weighted average common
                 shares outstanding           22,718,877      12,503,828

20.  Stock Options

     The Company established a stock option plan in fiscal year 1998 to provide additional incentives to its officers and employees. Eligible persons are determined by management. Each option granted under the plan is exercisable only during a fixed term from the date of grant as specified by management, but generally not to exceed 10 years. Options are fully vested on the date of grant. In fiscal year 1998, the Board of Directors approved the issuance of up to 54,750 options to acquire Common Shares of which 43,750 options were granted during fiscal year 1998 and became fully vested upon the effective date of the Company's registration statement. No additional options were granted under this plan during fiscal year 1999, 11,000 additional options were granted during fiscal year 2000 and no additional options were granted during fiscal years 2001 and 2002. Under the plan, options will not be granted after July 31, 1999.

     The Company established an additional stock option plan in fiscal year 1999 as a means to attract, retain and motivate its employees, non-employee board members and independent contractors. Eligible persons are determined by management. Each option granted under the plan is exercisable only during a fixed term from the date of grant as specified by management, but generally not to exceed 10 years. Vesting requirements of the options are determined by management, but are generally not less than one year from the date of grant. The exercise prices of the options are at least fair market value on the date of grant. The stockholders approved the issuance of up to 100,000 options to acquire Common Shares. During fiscal year 2000, options to purchase 60,000 shares were granted and in fiscal year 2001 options to purchase 20,000 shares were granted. No options were granted during fiscal year 2002. Under the plan, options can be granted until 2008.

     In fiscal year 2000, the Company established an incentive stock option plan in conjunction with the appointment of a new President and Chief Executive Officer. The Company granted the employee options to purchase 690,071 Common Shares of the Company. Under the plan, options to purchase 230,024 shares vested on the first anniversary and are exercisable at a price of $1.00 per share, options to purchase 230,024 shares vested on the second anniversary and are exercisable at a price of $3.50 per share, and the remaining options to purchase 230,023 shares vest on the third anniversary and will be exercisable at a price of $7.00 per share. All options under the plan must be exercised within five years of vesting or they will expire.

     A summary of options outstanding as of March 31, 2002 and changes during fiscal years 2001 through 2002 is presented below:

                                                               Weighted        Weighted                        Weighted
                                                              Average of       Average           Stock         Average
                                               Common          Exercise       Grant Date        Options        Exercise
                                               Shares           Prices        Fair Value      Exercisable       Price
    Under option at April 1, 2000             761,071                                            71,000         $ 3.57
        Options granted                        20,000          $ 0.50           $ 0.10
        Options exercised                          --
        Options forfeited                          --
                                              -------

    Under option at March 31, 2001            781,071                                           321,024         $ 3.49
        Options granted                            --
        Options exercised                          --
        Options forfeited                     (11,000)         $ 1.00

    Under option at March 31, 2002            770,071                                           540,048         $ 3.53

     The following table summarizes information about stock options at March 31, 2002:

                                          Options Outstanding                              Options Exercisable
                          ---------------------------------------------------       ---------------------------------
                                               Weighted
                                                Average          Weighted                               Weighted
              Range of        Number           Remaining         Average                Number          Average
              Exercise      Outstanding       Contractual        Exercise             Exercisable       Exercise
                Price       at 3/31/02       Life (months)        Price               at 3/31/02          Price
            $ .50 - 1.00      310,024            33.46            $  .97                310,024           $ .97
            $       3.50      230,024            50.00            $ 3.50                230,024           $3.50
            $       7.00      230,023            62.00            $ 7.00                     --              --

     The weighted average remaining contractual life of outstanding options at March 31, 2002 was 3.91 years. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                            2002                 2001

     Dividend growth rate                   0.00%                0.00%
     Expected volatility                   18.70%               18.70%
     Risk-free interest rate                4.41%                4.41%
     Expected lives                      2 to 5 years         2 to 5 years

     Had compensation expense for the Company's plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts as follows:

                                            2002                 2001

     Net loss                          $  (5,411,889)      $  (1,815,219)
     Loss per share                    $       (0.24)      $       (0.15)

21.  Capital Stock

     Classes of stock: The total number of shares which Tice is authorized to issue is 45,600,000 shares and all shares have a par value of $0.01 per share. There are 30,000,000 Common Shares authorized of which 22,773,329 were issued and outstanding as of March 31, 2002. There are 5,000,000 Class B Common Shares authorized of which 750,000 were issued and outstanding as of March 31, 2002. There are 600,000 Class D Common Shares authorized of which none were issued and outstanding as of March 31, 2002. There are 10,000,000 Preferred Shares authorized of which none were issued and outstanding as of March 31, 2002. The Common Shares and the Class B Common Shares are identical in all respects and have equal rights and privileges except as noted below. There are no cumulative voting or any preferential or preemptive rights for any of Tice's classes of stock except that holders of Class B Common Shares have preemptive rights with respect to the issuance of Class B Common Shares only. The Board of Directors has the authority to issue, in one or more series, Preferred Shares, having such preferences, rights and limitations as established by the Board of Directors. However, the voting rights of Preferred Shares may not exceed the voting rights of Common Shares.

     Dividends: Tice may not pay dividends during any fiscal year to holders of Class B Common Shares: (1) unless the holders of Common Shares are first paid a dividend of at least $0.05 per share, and (2) such Class B Common dividends per share do not exceed the dividends per share paid to holders of Common Shares. The dividend preference for Common Shares is not cumulative.

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

     Transfer: Class D Common Shares are non-transferable.

     Liquidation: Holders of Common Shares have preference over the Class B Common Shares upon liquidation to the extent of the par value of such Common Shares. Holders of Common Shares receive no further distribution until holders of Class B Common Shares have received the par value of their shares.

     As of March 31, 2002, Common Shares have been reserved as follows:

          Stock options                                           770,071
          Warrants                                                100,000
          Conversion of Class B Common
            Shares to Common Shares                               750,000
                                                                ---------
                                                                1,620,071
                                                                =========

22.  Discontinued Operations

     On August 13, 2001, the Company discontinued sales, manufacturing, research and development activities at TES. Under agreements by which it licenses patented technology to other manufacturers, TES expects to continue to earn royalties and possible additional licensing fees.

     Management attempted but was not able to locate buyers for the TES business and/or the majority of TES assets. As a result, during the quarter ended September 30, 2001, all TES employees were terminated, inventory, property and equipment were written down to estimated disposal value, the building housing the TES/TTI offices and facilities was vacated and the lease was terminated. Additionally, patents not related to licensing agreements were written off, certain accruals were adjusted and a reserve for continuing expenses related to discontinued operations was established including expenses related to the employment contract with William A. Tice through the April 30, 2002 expiration date. During fiscal year 2002, the Company reflected charges of $486,742 and $175,000 for asset disposal and estimated continuing expenses, respectively, related to the discontinuance of TES operations.

     LandOak, of which Tice is the sole shareholder, had a loss of $2,486,918 for fiscal year 2002. Management concluded that the rental, leasing and financing operations at LandOak could not create sufficient cash flow to justify its existence. In January 2002, LandOak began closing its rental centers and has been liquidating the vehicle inventory and paying off the related indebtedness. The Company is currently negotiating the sale of the stock of LandOak to certain directors of the Company. During fiscal year 2002, the Company reflected charges of $135,725 and $1,335,877 for asset disposal and write-off of goodwill, respectively, related to the discontinuance of LandOak operations.

     MidSouth, of which Tice is the sole shareholder, had a loss of $1,239,176 for fiscal year 2002. Subsequent to year-end, MidSouth sold its installation business and certain related assets to a former MidSouth employee. Subsequent to year-end, MidSouth sold its NSA business and the related assets to the current President of Tice. Additionally, subsequent to year-end, the Company has entered into an agreement to sell the stock of MidSouth to the same person who purchased the installation business. This transaction would become effective upon an affirmative vote of the shareholders at the next shareholders meeting. During fiscal year 2002, the Company reflected charges of $289,859 and $102,303 for asset disposal and write-off of goodwill, respectively, related to the expected discontinuance of MidSouth operations.

     Revenues, losses from discontinued operations net of applicable income taxes, assets and liabilities of discontinued operations are as follows:

     Fiscal Year Ended
     March 31, 2002                                             TES       MidSouth      LandOak      Total
       (Amounts in thousands)
     Revenues                                                $    74      $ 5,460      $ 2,080      $ 7,614
     Loss from operations (net of income tax)                   (562)        (847)      (1,016)      (2,425)
     Loss from disposal of assets (net of income tax)           (487)        (290)        (135)        (912)
     Loss from goodwill write-off (net of income tax)             --         (102)      (1,336)      (1,438)
                                                             -------      -------      -------      -------
        Net loss from discontinued operations                 (1,049)      (1,239)      (2,487)      (4,775)

     Current assets                                               40          901        1,774        2,715
     Property, plant and equipment, net                           --          976          607        1,583
     Other assets                                                 --           --          153          153
     Current liabilities                                         315        1,944        4,133        6,392
     Long term liabilities                                        --          353           74          427
                                                             -------      -------      -------      -------
        Net assets of discontinued operations                   (275)        (420)      (1,673)      (2,368)

     Fiscal Year Ended
     March 31, 2001                                                  TES       MidSouth     LandOak       Total
       (Amounts in thousands)
     Revenues                                                     $   436      $ 2,383      $   699      $ 3,518
     (Loss) income from operations (net of income tax)               (949)         134         (304)      (1,119)
     Gain (loss) from disposal of assets (net of income tax)            6           --          (14)          (8)
                                                                  -------      -------      -------      -------
        Net loss from discontinued operations                        (943)         134         (318)      (1,127)

     Current assets                                                   616        1,848          552        3,016
     Property, plant and equipment, net                               131        1,320        4,923        6,374
     Other assets                                                      --           77        1,998        2,075
     Current liabilities                                              295        1,491        6,126        7,912
     Long term liabilities                                             19          683          236          938
                                                                  -------      -------      -------      -------
        Net assets of discontinued operations                         433        1,071        1,111        2,615

23.  Subsequent Events

     In April 2002, the Company issued a promissory note to an investor for $100,000 at 7% interest. Principal and interest are due July 2002 or upon demand thereafter. The note is collateralized by a secondary interest in all of the personal property of MidSouth.

     By June 2002, LandOak had closed its two remaining rental centers.

     In July 2002, the Company sold the MidSouth installation business and related assets to a former MidSouth employee.

     In July 2002, the Company entered into a term sheet to acquire the assets of Atmospheric Glow Technologies, LLC ("A-G Tech"), including the commercialization and market rights held by A-G Tech to the patented Atmospheric Plasma technology. Under the term sheet, the Company is required to advance funds to A-G Tech to fund a stock redemption transaction and A-G Tech's continuing operations until the closing of the acquisition. Since March 31, 2002, the Company has advanced $1,809,000 to A-G Tech. Additionally, as required under the term sheet and to fund the ongoing expenses of TTI and TES, the Company is raising capital under a private placement memorandum. In so doing, the Company has issued promissory notes to investors. Such notes accrue interest at 6%; principal and interest are payable 180 days after the investment date; the notes are convertible, at the option of the holders, into Common Shares at a rate of $0.07 per share; and interest will not accrue if the notes are converted. Since March 31, 2002, the Company has issued notes to investors in the amount of $2,628,000.

     In July 2002, the Company entered into an agreement to sell the stock of MidSouth to the same person who purchased the MidSouth installation business and related assets. The closing is conditioned upon the approval of the sale of MidSouth stock by the shareholders of the Company.

     In August 2002, the Company sold MidSouth's NSA business and related assets to Charles R. West, the Company's President and CEO, and an unrelated person.

     In August 2002, the Company entered into a settlement and release agreement with A3 Technologies, Inc. (formerly Glow Products Corporation ("A3") and A-G Tech. This agreement terminated the February 27, 2002 letter of intent whereby the Company agreed to acquire the assets of A3.

24.  Continuing Operations

     As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and has had to incur significant additional borrowings to sustain operations. The ability of the Company to continue as a going concern is dependent on management's ability to develop profitable operations by discontinuing or divesting unprofitable businesses and acquiring businesses that are or will become profitable while maintaining adequate financing until such time as cash flow from operations is sufficient. During fiscal year 2002, operations at TES ceased due to the subsidiary's inability to generate positive cash flow and due to the cost of investment required to successfully develop the FS 2000 product line. As a result, TES has ceased substantially all expenditures. LandOak has ceased all rental operations, closed its rental centers and has ceased all new leasing and financing business because of its inability to compete in its market and obtain necessary new financing at competitive rates. LandOak is in the process of liquidating its rental vehicle inventory and satisfying the related indebtedness. The Company is in negotiations and expects to sell the remaining business of servicing the existing leases and financing contracts and the stock of LandOak as a condition of TTI's agreement to acquire A-G Tech. LandOak has substantially reduced its operating costs commensurate with its cessation of operations. MidSouth has substantially reduced its operating costs as well. Additionally, it has sold the NSA division and the unprofitable installation business and the Company has entered into an agreement to sell the stock of MidSouth as a condition of its agreement to acquire A-G Tech.

     The Company has entered into a letter of intent to acquire Atmospheric Glow Technologies, LLC, which management believes will provide the mechanism for the Company to secure future funding and to develop a profitable line of business. The Company is currently engaged in the process of raising new capital for the completion of the acquisition of A-G Tech, such funding to be completed in two phases. The first phase is $3 million of short-term capital necessary to allow the Company to operate and meet its pre-closing obligations under the letter of intent with A-G Tech. This is being done by issuing short-term notes that are convertible to Common Shares valued at $0.07 per share at a future date, such conversion expected to be no later than December 31, 2002. The Company has collected approximately $2.8 million of such funds and management believes that the remaining $200,000 will be collected soon. The second phase is the issuance of the Company's Common Shares through a private placement, expected to be completed no later than December 2002. Based on the successful results to date of the first phase of funding and its negotiations for the divestitures of both LandOak and MidSouth, management is optimistic that the Company will raise the necessary capital and meet the other necessary conditions to complete the acquisition of A-G Tech. Management believes that these actions will lead to future profitability and positive cash flow such that the Company will be able to continue as a going concern.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 of the Exchange Act.

     The following are the executive officers and directors of Tice. Brief descriptions of their experience follow.

        Name                   Position
        ----                   --------

        Charles R. West        President, Chief Executive Officer, Director (1)
        David G. Camp          Chief Financial Officer, Secretary/Treasurer (2)
        Michael A. Atkins      Director (3)
        Patrick L. Martin      Director (3)
        Thomas W. Reddoch      Director (4)

--------------------------------------------------------------------------------

(1) Upon the acquisition of A-G Tech, Mr. West is expected to become Chief Financial Officer and Secretary/Treasurer of Tice.

(2)  Mr. Camp has resigned his position effective August 31, 2002.

(3) In connection with their purchase of shares on April 30, 1999 and the private placement of debt and equity completed in June 1999, William A. Tice (the controlling shareholder at the time) agreed to elect two designees of the initial investors in the private placement (Michael A. Atkins, Patrick L. Martin and LandOak Securities, LLC. of which Mr. Atkins and Mr. Martin are members) for so long as they, together with the initial investors under the private placement, own at least 10% of Tice's outstanding Common Shares. In addition, if the 10% requirement is no longer met, as long as such persons own at least 5% of Tice's outstanding Common Shares or the promissory notes sold in the private placement remain outstanding, Mr. Tice agreed to elect one of their designees as a director. Mr. Atkins and Mr. Martin are the initial designees.

(4) Upon the acquisition of A-G Tech, Mr. Reddoch is expected to become President and Chief Executive Officer of Tice.

     Charles R. West, age 45, was elected President, Chief Executive Officer and a director of Tice Technology, Inc. effective May 1, 1999. From August 1995 to April 1999, Mr. West was a managing partner of Venture Alliance, LLC, a venture capital firm in Knoxville, Tennessee, during which time he oversaw the launch of three of the firm's eight start-up businesses. In each of the three, he acted as Chief Executive Officer until permanent management was installed. Prior to Venture Alliance, LLC, from 1986 to 1995, Mr. West was President and Chief Executive Officer of MasterCraft Boat Company in Vonore, Tennessee. He was Executive Vice President and General Manager of that company from 1985 to 1986 and Vice President - Finance from 1982 to 1985. Mr. West is a certified public accountant and received a B.S. in Business Administration from The University of Tennessee in Knoxville in 1979.

     David G. Camp, age 55, was elected Chief Financial Officer and Secretary/Treasurer of Tice Technology, Inc. effective January 3, 2000. From January 1999 to December 1999, Mr. Camp was Chief Financial Officer of Functional Pathways of Tennessee, a health care company. From January 1995 to December 1998, Mr. Camp was Chief Financial Officer of Pennant Foods Corp., one of the largest Wendy's restaurant franchise groups in the world. Prior to that he held the positions of Vice President of Finance of International House of Pancakes, Inc. and Vice President of Finance of Serv-a-Portion, Inc., a food processing company. Mr. Camp is a certified public accountant and received a B.S. in Business Administration from Oregon State University in 1969.

     Michael A. Atkins, age 41, was elected a director of Tice Technology, Inc. in May 1999. Beginning January 1, 2001, Mr. Atkins has served as an outside consultant to the LandOak Company, Inc. since its purchase by Tice. Since March of 1983, Mr. Atkins had been employed by The Lanrick Group, Inc. in Knoxville, Tennessee where he provides financial planning and services. Mr. Atkins received a B.S. from Auburn University in Auburn, Alabama in 1982 and a Masters in Financial Planning from The College of Financial Planning in Denver, Colorado in 1994.

     Patrick L. Martin, age 49, was elected a director of Tice Technology, Inc. in May 1999. Since August of 1981, Mr. Martin has been employed by The Lanrick Group, Inc. in Knoxville, Tennessee where he provides financial planning and services. Mr. Martin received a B.A. from the University of Tennessee in Knoxville in 1974 and a Masters in Financial Planning from The College of Financial Planning in Denver, Colorado in 1995.

     Thomas W. Reddoch, age 56, was elected a director of Tice Technology, Inc. in December 2001. Mr. Reddoch currently serves as President of Container Technologies, Inc. in Helenwood, Tennessee and has held this position since December 1999. Mr. Reddoch previously served as President of Format Industries, Inc. from 1996 to 1999, was a management consultant from 1994 to 1996 and was Executive Vice President of Electrotek, Concepts, Inc. from 1984 to 1994. Mr. Reddoch received his B.S. in Electrical Engineering in 1967 and his M.S. in Electrical Engineering in 1969 from Lamar University in Beaumont, Texas and a Ph.D. in Electrical Engineering from Louisiana State University in Baton Rouge, Louisiana in 1973. Mr. Reddoch also serves as a director for Atmospheric Glow Technologies, LLC in Rockford, Tennessee and is the President and member of the Board of Directors of Tennessee Center for Research and Development in Knoxville, Tennessee.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Tice's directors, officers and persons who beneficially own more than ten percent of the Common Shares (each, a "Reporting Person") to file reports of ownership and changes of ownership with the SEC. Copies of all filed reports are required to be furnished to the company pursuant to the Exchange Act. Based solely upon a review of the forms and amendments thereto furnished to Tice during the fiscal year ended March 31, 2002, we believe that each Reporting Person complied with all applicable filing requirements during such fiscal year, except that William A. Tice has not filed one Form 4 for one transaction that occurred during the fiscal year ended March 31, 2002.

Item 10.  Executive Compensation.

     Effective on May 1, 1999, Tice entered into employment agreements with William A. Tice to serve as its Chairman of the Board and Executive Vice President and Charles R. West to serve as President and Chief Executive Officer. Both agreements are for a term beginning May 1, 1999 and ending April 30, 2002 with automatic one-year renewal terms unless terminated on three-months notice by either party after the initial term. The agreements may be earlier terminated in the event of the death, permanent disability or, upon sixty-days notice, the gross misconduct, material dishonesty or felony conviction of the employee. Mr. Tice left employment in October 2001, but continued to receive his salary under the employment agreement through April 2002 when the employment agreement with Mr. Tice expired. The employment agreement with Mr. West was automatically renewed for an additional one-year term ending April 30, 2003.

     Compensation under both agreements, in addition to benefits commensurate to those provided to other key employees, reimbursement of certain expenses and provision of an automobile or automobile allowance, is a base salary of $150,000 (subject to annual reviews and increases by the Board of Directors) and, beginning in the fiscal year ending March 31, 2001, a target bonus of up to 50% of base salary payable in accordance with achievement of annual goals and objectives set by the Board of Directors. Both agreements also provide that if the employee is terminated without cause, he will be entitled to receive severance pay equal to one year of his then current base salary plus the target bonus of 50% of base pay, payable in a lump sum within fifteen days of termination. Benefits and perquisites continue for one year after termination without cause.

     In addition to the compensation described above, Mr. West received incentive stock options to purchase Common Shares in an amount that will, if fully exercised, together with shares he received in payment of a loan to Tice, bring his cumulative ownership to approximately 3% of the current fully diluted outstanding Common Shares of Tice. The options allow for purchases of up to 690,071 Common Shares. One-third of the options vested on the first anniversary of employment and have an exercise price of $1.00 per share, one-third vested on the second anniversary with an exercise price of $3.50 per share and the remainder vested on the third anniversary with an exercise price of $7.00 per share. The options are exercisable for five years from the date they vest.

     The following table sets forth the compensation of the current President and Chief Executive Officer, Mr. West, for the fiscal years ended March 31, 2002, 2001 and 2000:

                           Summary Compensation Table
                           --------------------------

                                                                                                        Long Term
                                                                                                      Compensation
                               Annual Compensation                                                       Awards
                               -------------------                                                       ------

                                                                               Other Annual
                                                                               Compensation
Name and                                 Fiscal       Salary                       ($)(2)          Securities Underlying
Principal Position                        Year        ($)(1)     Bonus ($)                          Options / SARs (#)
Charles R. West, President, Chief         2002       150,000        -0-            18,522                   -0-
Executive Officer                         2001       150,000        -0-            17,862                   -0-
                                          2000       137,500        -0-            14,492                 690,071

(1) The salary listed for fiscal year 2001 includes $116,117 of salaries accrued but not paid to Mr. West. The salary listed for fiscal year 2000 are for eleven months beginning May 1, 1999 as Mr. West did not begin employment until May 1, 1999.

(2) Other annual compensation includes for Mr. West an automobile allowance ($12,000 for fiscal year 2002, $12,000 for fiscal year 2001 and $11,000 for fiscal year 2000), health insurance premiums ($5,207 for fiscal year 2002, $4,881 for fiscal year 2001 and $2,367 for fiscal year 2000) and 401(k) Plan company matching contributions ($1,315 for fiscal year 2002, $981 for fiscal year 2001 and $1,125 for fiscal year 2000) which were based on the same percentage of employer matching contribution available to other employees. Not included in compensation disclosed above, Mr. West earned interest of $147 and $4,087 on loans to Tice (notes payable to related parties) during fiscal years 2002 and 2001, respectively.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth information with respect to the beneficial ownership of stock of Tice by management and 5% or greater shareholders as of June 30, 2002. A person is considered a beneficial owner of securities if such person, directly or indirectly, has voting power or investment power over the securities.

------------------------------------------------------------------------------------------------
                                                               Total Number of       Percent
                                                              Securities Owned         of
            Name and Address               Title of Class       Beneficially       Class (1)
            ----------------               --------------       ------------       ---------
------------------------------------------------------------------------------------------------
William A. Tice (1)               Common Shares                      6,104,245            27%
5315 Kesterbrooke Blvd.
Knoxville, TN
------------------------------------------------------------------------------------------------
Michael A. Atkins (2)             Common Shares                     13,391,387            59%
1033 Spyglass Way
Knoxville, TN
------------------------------------------------------------------------------------------------
Patrick L. Martin (3)             Common Shares                     14,111,838            60%
30 Rivendell                      Class B Common Shares                750,000           100%
Knoxville, TN
------------------------------------------------------------------------------------------------
Charles R. West (4)               Common Shares                        791,222             3%
3516 Navigator Place
Knoxville, TN
------------------------------------------------------------------------------------------------
Joseph B. Baker (5)               Common Shares                      5,000,000            22%
8501 Old Town Court
Knoxville, TN
------------------------------------------------------------------------------------------------
Herman Larry Garner (5)           Common Shares                      5,050,000            22%
2622 Hill Court
Maryville, TN
------------------------------------------------------------------------------------------------
TLC Rental and Leasing, LLC       Common Shares                      8,000,000            35%
10267 Kingston Pike
Knoxville, TN
------------------------------------------------------------------------------------------------
AMBG Holding, LLC                 Common Shares                      5,000,000            22%
10267 Kingston Pike
Knoxville, TN
------------------------------------------------------------------------------------------------
Directors and Officers            Common Shares                     15,294,447            63%
  As a Group (6)                  Class B Common Shares                750,000           100%
------------------------------------------------------------------------------------------------

     1. Mr. Tice is former Chairman of the Board, Executive Vice President and director of Tice. The number of Common Shares listed for Mr. Tice includes 10,000 Common Shares held for his daughter. During fiscal year 2002, Mr. Tice transferred 750,000 Class B Common Shares to Mr. Martin in a financing transaction.

     2. Mr. Atkins is a director of Tice. The number of Common Shares listed for Mr. Atkins includes 363,572 Common Shares owned by his wife, 8,000,000 Common Shares owned by TLC Rental and Leasing, LLC (formerly The LandOak Company, LLC) in which Mr.

          Mr. Atkins holds a 50% membership interest and 5,000,000 Common Shares owned by AMBG Holdings, LLC (formerly MidSouth Sign Company, LLC) in which Mr. Atkins holds a 25% membership interest.

     3. Mr. Martin is a director of Tice. The number of Common Shares listed for Mr. Martin includes 8,000,000 Common Shares owned by TLC Rental and Leasing, LLC (formerly The LandOak Company, LLC), in which Mr. Martin holds a 50% membership interest, 5,000,000 Common Shares owned by AMBG Holdings, LLC (formerly MidSouth Sign Company, LLC), in which Mr. Martin holds a 25% membership interest, and 750,000 Common Shares that he would receive if he converted his Class B Common Shares which he acquired from William Tice during fiscal year 2002 in a financing transaction.

     4. Mr. West is President, Chief Executive Officer and a director of Tice. The number of Common Shares listed for Mr. West includes the 690,071 Common Shares he would receive if he exercised his stock options which have vested.

     5. The number of Common Shares listed for Mr. Baker and Mr. Garner includes 5,000,000 Common Shares owned by AMBG Holding, LLC in which Mr. Baker and Mr. Garner each hold a 25% membership interest.

     6. The number of Common Shares listed for directors and officers as a group include the 750,000 Common Shares that Mr. Martin would receive if he converted his Class B Common Shares, the 690,071 Common Shares that Mr. West would receive if he exercised his options which have vested, 363,572 Common Shares for Mr. Atkins owned by his wife, 8,000,000 Common Shares for Mr. Martin and Mr. Atkins because of their ownership of TLC Rental and Leasing, LLC and 5,000,000 Common Shares for Mr. Martin and Mr. Atkins because of their ownership of AMBG Holdings, LLC.

          If the acquisition of A-G Tech is consummated, there will be a change of control of Tice. A-G Tech will receive 87,456,629 Tice Common Shares and 500,000 Tice Class B Common Shares. A-G Tech will then own approximately 39% of the outstanding Tice Common Shares, assuming Tice issues the entire 115,000,000 in the private placement which is to occur as a condition to the acquisition. The 500,000 Class B Common Shares will constitute 67% of the outstanding Class B Common Shares as Mr. Martin has agreed to convert 500,000 of his Class B Common Shares to Common Shares in connection with the acquisition leaving him with 250,000 Class B Common Shares. At that point, A-G Tech will elect 75% of the board of directors of Tice. Mr. Martin has also agreed to vote his Class B Common Shares to elect one designee of A-G Tech to the board after the closing.

Item 12.  Certain Relationships and Related Transactions.

          Management believes that all of the transactions listed below are at least as fair as a similar transaction with an unaffiliated third party would have been.

          During fiscal years 1996 through 1999, William A. Tice made loans to TES covered by promissory notes that accrued interest at an annual rate of 10%. A portion of the interest was accrued and was added to the principal balance. In December 2001, in a private placement transaction, the Company converted the total balance of notes payable to Mr. Tice in the amount of $529,870 ($491,872 in principal and $37,998 in accrued interest reflected in notes payable to related party) to 1,125,000 Tice Common Shares. Mr. Tice is former Chairman of the Board, Executive Vice President and director of Tice.

     During fiscal year 2002, Mr. West loaned the Company $9,112 at an interest rate of 10% per annum. The loan was repaid with interest in April 2002. Additionally, Mr. West loaned the Company $25,000 at an interest rate of 10% per annum with principal and interest due April 2002. Mr. West has agreed to a month-to-month extension of the due date. Mr. West loaned Tice $50,000 on May 31, 2000 at an interest rate of 12% for a term of nine months to provide additional working capital. The loan was repaid with interest in February 2001.

     Effective January 1, 2001, Tice purchased substantially all of the assets of MidSouth Sign Company, LLC in exchange for 5,000,000 of its Common Shares and the assumption of certain liabilities. Also effective January 1, 2001, Tice purchased substantially all of the assets of The LandOak Company, LLC in exchange for 8,000,000 of its Common Shares and the assumption of certain liabilities. Mr. Atkins and Mr. Martin (directors of Tice) control and are two of the owners of MidSouth Sign Company, LLC (which subsequently changed its name to AMBG Holding, LLC) and control and are all of the owners of The LandOak Company, LLC (which subsequently changed its name to TLC Rental and Leasing, LLC). In addition, TLC Rental and Leasing, LLC had at the time approximately $24,500,000 in outstanding notes payable and accrued interest payable to investors that were not assumed by Tice. TLC Rental and Leasing, LLC and its owners have agreed to indemnify Tice with respect to such notes. Additionally, Mr. Atkins and Mr. Martin have agreed to continue to personally guarantee certain bank indebtedness that was assumed by Tice in both the LandOak and MidSouth acquisitions.

     Related to the MidSouth acquisition, Tice has agreed to make principal and interest payments to a financial institution for the benefit of Mr. Martin and Mr. Atkins (both directors of Tice) who are obligors under a loan agreement for which the seller, MidSouth Sign Company, LLC, received the loan proceeds. Prior to the acquisition, MidSouth Sign Company, LLC was making the principal and interest payments to the financial institution. Mr. Martin and Mr. Atkins owned at the time of purchase, and continue to own, a portion of MidSouth Sign Company, LLC (which subsequently changed its name to AMBG Holding, LLC). Interest has accrued at the prime rate plus 1% and Tice had made quarterly principal and interest payments of $15,000. The principal balance as of March 31, 2002 was $42,497 and the principal and interest were paid in full in June 2002.

     During fiscal year 2002, a company owned by Mr. Atkins and Mr. Martin (both directors of Tice) loaned Tice $30,000 at an interest rate of 10% per annum. The principal balance at March 31, 2002 was $28,750. The principal and accrued interest were paid in full in April 2002.

     During fiscal year 2002, The Lanrick Group, Inc., owned by Pat Martin (a director of Tice), loaned the Company $50,000 at an interest rate of 6% per annum. The principal and accrued interest were paid in full in March 2002. Also during fiscal year 2002, the Company sold a telephone system to The Lanrick Group, Inc. as part of the liquidation of assets and indebtedness of TES. The Lanrick Group, Inc. assumed the related capital lease obligation which exceeded the net book value of the equipment, resulting in a gain of $2,073 for Tice. Related to this transaction, Tice is contingently liable for future lease payments of $16,500 as of March 31, 2002.

     During fiscal year 2002, Mike Atkin's wife loaned the Company $26,250 at an interest rate of 6% per annum with principal and interest due September 2002. The note is convertible at the option of the holder into Common Shares in conjunction with a private placement at a rate of $.07 per Common Share. The note is secured by an equity interest in Atmospheric Glow Technology, LLC pursuant to the Term Sheet whereby, if the transaction is consummated, Tice will acquire the assets of Atmospheric Glow Technology, LLC as described in greater detail elsewhere herein. Mr. Atkins is a director of Tice.

     In March 2002, Mr. Martin and Mr. Atkins agreed to loan the Company $1,300,000 as part of the Company's negotiations with LandOak's senior lender. The proceeds of this loan are to be used to retire the Company's indebtedness with the lender. The note bears interest at 6% per annum, is due March 2003 and is convertible at the option of the holders into Common Shares in conjunction with a private placement at a rate of $.07 per Common Share, conditioned on the approval of the shareholders of the Company to increase the number of authorized Common Shares of the Company at some future date. As of March 31, 2002, Mr. Martin and Mr. Atkins had advanced the Company $500,000 of the $1,300,000 commitment.

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits Index

-----------------------------------------------------------------------------------------------------------------
                                                                                        Exhibit          Page
                                                                                     Table Number       Number
                                                                                     ------------       ------
-----------------------------------------------------------------------------------------------------------------
I.     Plan of Acquisition, Reorganization, Arrangement, Liquidation or                    2
       Succession
-----------------------------------------------------------------------------------------------------------------
       (i)     Asset Purchase Agreement Between Tice LOC, Inc. a Wholly Owned                             *
               Subsidiary of Tice Technology, Inc., and The LandOak Company, LLC
-----------------------------------------------------------------------------------------------------------------
       (ii)    Asset Purchase Agreement Among Tice MSS, Inc., a Wholly Owned                              *
               Subsidiary of Tice Technology, Inc., MidSouth Sign Company, LLC
               and Tice Technology, Inc.
-----------------------------------------------------------------------------------------------------------------
       (iii)   Term Sheet between Tice Technology, Inc. and Atmospheric Glow                             75
               Technologies, LLC
-----------------------------------------------------------------------------------------------------------------
       (iv)    Asset Purchase and Supply Agreement between MidSouth Sign                                 83
               Company, Inc. and Jerry Dunlap, dba MidSouth Sign Erectors, LLC
-----------------------------------------------------------------------------------------------------------------
       (v)     Stock Purchase Agreement between Tice Technology, Inc. and Jerry                          87
               Dunlap
-----------------------------------------------------------------------------------------------------------------
       (vi)    Asset Purchase Agreement between MidSouth Sign Company, Inc. and                          99
               National Services Associates, Inc.
-----------------------------------------------------------------------------------------------------------------
II.    Articles of Incorporation and Bylaws                                                3
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
                                                                                       Exhibit          Page
                                                                                    Table Number       Number
-----------------------------------------------------------------------------------------------------------------
        (i)    Certificate of Incorporation of Tice Technology, Inc.                                      +
-----------------------------------------------------------------------------------------------------------------
        (ii)   Bylaws of Tice Technology, Inc.                                                            +
-----------------------------------------------------------------------------------------------------------------
III.  Instruments Defining the Rights of Security Holders                                 4
-----------------------------------------------------------------------------------------------------------------
        (i)      Form of Promissory Note Issued in Connection with Private                                #
                 Placement Closed on June 25, 1999
-----------------------------------------------------------------------------------------------------------------
        (ii)     Warrant Agreement relating to Rights to Purchase up to 100,000                           #
                 Common Shares of Tice Technology, Inc. Received by Holders of
                 the Promissory Notes
-----------------------------------------------------------------------------------------------------------------
        (iii)    Security Agreement Pledging Patents as Security for Promissory                           #
                 Notes
-----------------------------------------------------------------------------------------------------------------
        (iv)     Registration Rights Agreement Giving Purchasers under the                                #
                 Private Placement Closed on June 25, 1999 Certain Demand and
                 Piggyback Registration Rights
-----------------------------------------------------------------------------------------------------------------
        (v)      Option Agreement Relating to Option to Purchase Up to 50,000                             #
                 Common Shares of Tice Technology, Inc. Granted to Finder
-----------------------------------------------------------------------------------------------------------------
        (vi)     Incentive Stock Option Plan and Agreement between Charles R.                             #
                 West and Tice Technology, Inc.
-----------------------------------------------------------------------------------------------------------------
IV.     Material Contracts                                                               10
-----------------------------------------------------------------------------------------------------------------
        (i)      Employment Agreement Between Charles R. West and Tice                                    #
                 Technology, Inc.
-----------------------------------------------------------------------------------------------------------------
V.      Subsidiaries of the Registrant                                                   21               X
-----------------------------------------------------------------------------------------------------------------

x Previously filed as an exhibit to Form 10-K of Tice Technology, Inc. for the period ended March 31, 2001.
* Previously filed as an exhibit to Form 8-K filed by Tice Technology, Inc. on February 9, 2001.
+ Previously filed with Pre-Effective Amendment No. 1 to the Registration Statement and incorporated by reference herein.
# Previously filed with Form 10-K of Tice Technology, Inc. for the period ended March 31, 1999.

(b) The registrant did not file any Form 8-K during the fourth quarter of fiscal year 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tice Technology, Inc.


By:  /s/ Charles R. West                                      on August 27, 2002
     --------------------------------------------------------
     Charles R. West, President, Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Charles R. West                                           on August 27, 2002
-------------------------------------------------------------
Charles R. West, President, Chief Executive Officer,
Director


/s/ David G. Camp                                             on August 27, 2002
-------------------------------------------------------------
David G. Camp, Chief Financial Officer


/s/ Michael A. Atkins                                         on August 27, 2002
-------------------------------------------------------------
Michael A. Atkins, Director


/s/ Patrick L. Martin                                         on August 27, 2002
-------------------------------------------------------------
Patrick L. Martin, Director


/s/ Thomas Reddoch                                            on August 27, 2002
-------------------------------------------------------------
Thomas Reddoch, Director