Form 10QSB
period 2002-06-30
TICE TECHNOLOGY INC
filed 2002-09-17
CIK 1020676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

              ----------------------------------------------------


                               10267 Kingston Pike
                           Knoxville, Tennessee 37922
                    (Address of principal executive offices)

                                 (865) 531-0000
                           (Issuer's telephone number)


              ----------------------------------------------------


         The number of shares outstanding of each of the registrant's classes of common stock on August 1, 2002 was 22,773,329 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

         Transitional Small Business Disclosure Format:         Yes [_]   No [X]


                            Exhibit Index at page 30.

                         PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements.

                                                                         Page
                                                                         ----

Condensed Consolidated Balance Sheets -- As of June 30, 2002                2
         and March 31, 2002

Condensed Consolidated Statements of Operations -- For the Three Months     4
         Ended June 30, 2002 and 2001

Condensed Consolidated Statements of Cash Flows -- For the Three Months     5
         Ended June 30, 2002 and 2001

Notes to Condensed Consolidated Financial Statements                        6

                      Tice Technology, Inc. & Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                               June 30,                March 31,
                                                                 2002                  2002 (1)
                                                           --------------         ---------------
                                                             (unaudited)
Assets

Cash and cash equivalents                                  $      219,095         $       131,548
Accounts receivable, net                                          827,503                 785,835
Current portion of financing notes receivable, net                204,972                 218,738
Advances to Atmospheric Glow Technologies, LLC                    269,000                      --
Employee advances receivable                                       53,569                  53,485
Prepaid expenses and other current assets                          63,251                  82,712
Costs and estimated earnings in excess of billings
     on uncompleted contracts                                      95,461                  45,388
Vehicles held for sale, net                                       451,018               1,317,571
Inventory, net                                                    149,754                 203,738
                                                           --------------         ---------------

         Total current assets                                   2,333,623               2,839,015

Property and equipment:
     Leasehold improvements                                        19,813                  26,794
     Furniture, fixtures and equipment                            514,376                 515,753
     Rental and lease vehicles                                    750,748                 818,984
     Building and improvements                                         --                 344,188
     Land                                                              --                 123,000
     Vehicles                                                     191,348                 191,348
                                                           --------------         ---------------

         Total property and equipment                           1,476,285               2,020,067

         Less accumulated depreciation                           (485,231)               (436,636)
                                                           --------------         ---------------

         Property and equipment, net                              991,054               1,583,431

Financing notes receivable, less current portion, net             130,824                 152,666
Patents, net                                                      159,313                 160,822
Debt issuance costs, net                                           10,887                  13,609
Other assets                                                       40,000                      --
                                                           --------------         ---------------

         Total assets                                      $    3,665,701         $     4,749,543
                                                           ==============         ===============

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

(1) The March 31, 2002 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

                                                            June 30,           March 31,
                                                              2002             2002 (1)
                                                         ---------------    --------------
                                                          (unaudited)
Liabilities and Stockholders' Deficit

Current portion of notes payable                         $     3,722,998    $    3,963,758
Current portion of notes payable to related parties              601,250           681,609
Accounts payable                                               1,345,520         1,454,505
Accrued liabilities                                              713,537           778,594
Current portion of capital lease obligations                      48,803            54,474
Other current liabilities                                        140,126           222,470
                                                         ---------------    --------------

         Total current liabilities                             6,572,234         7,155,410

Notes payable, less current portion, net                       1,472,656         1,313,676
Capital lease obligations, less current portion                   45,868            55,491
Other liabilities                                                 15,098            27,957
                                                         ---------------    --------------

         Total liabilities                                     8,105,856         8,552,534

     Stockholders' deficit                                    (4,440,155)       (3,802,991)
                                                         ---------------    --------------

     Total liabilities and stockholders' deficit         $     3,665,701    $    4,749,543
                                                         ===============    ==============


 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

(1) The March 31, 2002 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

                      Tice Technology, Inc. & Subsidiaries
                 Condensed Consolidated Statements of Operations

                                                               For the three months
                                                                   ended June 30,
                                                              2002               2001
                                                                              (restated)
                                                           ----------        ------------
                                                                    (unaudited)
Operating revenues:
        Royalties                                          $   30,174        $     25,500
                                                           ----------        ------------
    Total operating revenues                                   30,174              25,500

Operating expenses:
    Selling, general and administrative                       200,913             118,396
                                                           ----------        ------------

    Total operating expenses                                  200,913             118,396
                                                           ----------        ------------

Operating loss                                               (170,739)            (92,896)

Other expense:
    Interest expense                                          (43,287)            (49,381)
    Other expense                                             (50,000)                 --
                                                           ----------        ------------

    Net other expense                                         (93,287)            (49,381)
                                                           ----------        ------------

Loss from continuing operations
        before foreign taxes                                 (264,026)           (142,277)
Provision for foreign taxes                                     3,018               2,550
                                                           ----------        ------------

Loss from continuing operations                              (267,044)           (144,827)

Discontinued operations net of applicable
        income taxes:
    Loss from operations of discontinued subsidiaries        (370,121)           (402,517)
    Loss from disposal of assets                                   --                (179)
                                                           ----------        ------------

Loss from discontinued operations                            (370,121)           (402,696)
                                                           ----------        ------------

Net loss                                                   $ (637,165)       $   (547,523)
                                                           ==========        ============
Loss per share (basic and diluted):
    Continuing operations                                  $    (0.01)       $      (0.01)
                                                           ==========        ============
    Discontinued operations                                $    (0.02)       $      (0.01)
                                                           ==========        ============
    Net loss per share                                     $    (0.03)       $      (0.02)
                                                           ==========        ============

 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                      Tice Technology, Inc. & Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                                                                        For the three months
                                                                           ended June 30,
                                                                        2002             2001
                                                                   --------------   -------------
                                                                           (unaudited)
Net cash flows from operating activities:
     Net loss                                                      $ (637,165)      $  (547,523)
     Adjustments to reconcile net loss to net
         cash used by operating activities:
         Depreciation                                                 160,757           408,581
         Amortization                                                   9,980            35,994
         Increase in cash surrender value of life insurance                --              (750)
         Change in allowance for doubtful accounts                     (2,300)          (13,023)
         Change in inventory reserve                                       --             6,000
         Loss on sale of property and equipment                            --               179
     Changes in operating assets and liabilities:
         Receivables                                                  (41,752)          365,468
         Prepaid expenses and other assets                            (30,612)           23,182
         Inventory                                                     53,984          (108,510)
         Accounts payable and accrued liabilities                    (174,042)         (196,250)
         Other liabilities                                            (95,203)            7,040
                                                                   ----------       -----------

     Net cash used by operating activities                           (756,353)          (19,612)

Cash flows from investing activities:
     Purchases of property and equipment                               (2,440)       (1,454,945)
     Proceeds from disposal of property and equipment               1,300,613           922,661
     Payments received on financing notes receivable                   37,907            32,809
     Additions to patents                                                  --              (714)
     Advances to Atmospheric Glow Technologies, LLC                  (269,000)               --
     Additions to other assets                                        (40,000)          (11,605)
                                                                   ----------       -----------

     Net cash provided (used) by investing activities               1,027,080          (511,794)

Cash flows from financing activities:
     Proceeds from notes payable and long-term debt                   667,111         1,223,301
     Proceeds from life insurance loan                                     --            20,376
     Principal payments on notes payable to related parties           (80,359)          (13,290)
     Principal payments on notes payable and long-term debt          (754,639)         (750,914)
     Principal payments on capital lease obligations                  (15,293)          (17,532)
     Net change in escrow account                                          --            74,910
                                                                   ----------       -----------

     Net cash (used) provided by financing activities                (183,180)          536,851
                                                                   ----------       -----------

     Net increase in cash and cash equivalents                         87,547             5,445

Cash and cash equivalents, beginning of period                        131,548           173,205
                                                                   ----------       -----------

Cash and cash equivalents, end of period                           $  219,095       $   178,650
                                                                   ==========       ===========

 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                      Tice Technology, Inc. & Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

1.       Condensed Consolidated Financial Statements

         Tice Technology, Inc. & Subsidiaries ("Tice" or "the Company") has two operating subsidiaries: MidSouth Sign Company, Inc. provides sign fabrication, installation and service products to commercial customers and provides program and project management services and signage surveys through its National Survey Associates division; and LandOak Company, Inc. provides vehicle rental and leasing services and brokered equipment leasing services. A third subsidiary, Tice Engineering and Sales, Inc. that provided engineering and technical solutions for the apparel industry, generally through the development or enhancement of equipment, discontinued operations in August of 2001.

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

         These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as of and for the period ended March 31, 2002.

         The information furnished reflects all adjustments which management believes are necessary for a fair presentation of the Company's financial position as of June 30, 2002 and the results of its operations for the three month periods ended June 30, 2002 and 2001. All such adjustments are of a normal recurring nature.

         Effective January 1, 2001, Tice acquired substantially all the assets and assumed certain liabilities related to the operations of both MidSouth and LandOak in exchange for 5,000,000 and 8,000,000 restricted Common Shares, respectively. The acquisition was accounted for by the purchase method.

         During fiscal year 2002, TES discontinued operations and management decided to sell the MidSouth subsidiary. Additionally, management decided to discontinue LandOak's rental operations and began to close its rental centers and liquidate its inventory of rental vehicles. The results of operations for the three months ended June 30, 2001 have been restated in the same format as the three months ended June 30, 2002.

2.       Results of Operations

         The results of operations for the three months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the respective full years.

3.       Recognition of Losses on Receivables

         Accounts are reviewed at least quarterly. The allowance for bad debts on trade and notes receivable reflects management's best estimate of probable losses, including specific allowances for known troubled accounts. All accounts deemed to be uncollectible are written off to the allowance for losses.

4.       Inventory

         Inventory consists of the following:

                                                       June 30,        March 31,
                                                         2002             2002
                                                      -----------      ----------
                  Raw materials                       $    34,344      $   58,140
                  Work in process                          62,742          86,575
                  Finished goods                           52,668          59,023
                                                      -----------      ----------
                                                      $   149,754      $  203,738
                                                      ===========      ==========

5.       Loss per Share

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

         Following is a reconciliation of the numerators and denominators of the basic and diluted loss per share:

                                                                  Three months
                                                                 Ending June 30,
                                                             2002            2001
                                                          -----------     -----------
                Loss:
                Basic and diluted:
                  Loss available to
                    common stockholders                   $  (637,165)    $  (547,523)

              Shares:
                Basic and diluted:
                  Weighted average common
                    shares outstanding                     23,523,329      22,398,329

6.       Notes Payable and Long-Term Debt

         Since March 31, 2002, the Company has issued $667,111 of 6%, 180 day notes payable to individuals to provide operational financing, funds for debt retirement, and to make advances to Atmospheric Glow Technologies, LLC as described in greater detail elsewhere herein. These notes are convertible into Common Shares of the Company at the option of the note holders based on a conversion price of $0.07 per share and the conversion is conditional upon Tice amending its Certificate of Incorporation to authorize additional shares.

7.       Income Taxes

         The provision for income taxes relates to foreign taxes on TES's license fees and royalty income.

8.       Discontinued Operations

         Management attempted but was not able to locate buyers for the TES business and/or the majority of TES assets. As a result, on August 13, 2001, all TES employees were terminated, inventory, property and equipment were written down to estimated disposal value, the building housing the TES/TTI offices and facilities was vacated and the lease was terminated. Additionally, patents not related to licensing agreements were written off, certain accruals were adjusted and a reserve for continuing expenses related to discontinued operations was established including expenses related to the employment contract with William A. Tice through the April 30, 2002 expiration date. Under agreements by which it licenses patented technology to other manufacturers, TES expects to continue to earn royalties and possible additional licensing fees.

         LandOak, of which Tice is the sole shareholder, had a loss of $118,009 for the three months ended June 30, 2002. Management concluded that the rental, leasing and financing operations at LandOak could not create sufficient cash flow to justify its existence. In January 2002, LandOak began closing its rental centers and has been liquidating the vehicle inventory and paying off the related indebtedness. The Company is currently negotiating the sale of the stock of LandOak to certain directors of the Company.

         MidSouth, of which Tice is the sole shareholder, had a loss of $252,112 for the three months ended June 30, 2002. Subsequent to June 30, 2002, MidSouth sold its installation business and certain related assets to a former MidSouth employee. Subsequent to June 30, 2002, MidSouth sold its NSA business and the related assets to the current President of Tice and an unrelated person. Additionally, subsequent to June 30, 2002, the Company entered into an agreement to sell the stock of MidSouth to the same person who purchased the installation business. This transaction would become effective upon an affirmative vote of the shareholders at the next shareholders meeting.

         Revenues, losses from discontinued operations net of applicable income taxes, assets and liabilities of discontinued operations are as follows:

         Three Months Ended
         June 30, 2002                                             TES      MidSouth    LandOak     Total
           (Amounts in thousands)
         Revenues                                                $    --    $ 1,007     $   202    $ 1,209

         Loss from operations (net of income tax)                $    --    $  (252)    $  (118)   $  (370)

         Total assets                                            $    53    $ 1,339     $ 1,724    $ 3,116

         Total liabilities                                       $   282    $ 1,924     $ 3,492    $ 5,698

         Three Months Ended
         June 30, 2001                                             TES      MidSouth    LandOak     Total
           (Amounts in thousands)
         Revenues                                                $    58    $ 1,737     $   671    $ 2,466

         (Loss) income from operations (net of income tax)       $  (240)   $   164     $  (327)   $  (403)

         Total assets                                            $   706    $ 2,870     $ 7,601    $11,177

         Total liabilities                                       $   312    $ 1,876     $ 6,904    $ 9,092

9.       Subsequent Events

         In July 2002, the Company sold the MidSouth installation business and related assets to a former MidSouth employee.

         In July 2002, the Company entered into a term sheet to acquire the assets of Atmospheric Glow Technologies, LLC ("A-G Tech"), including the commercialization and market rights held by A-G Tech to the patented Atmospheric Plasma technology. The term sheet is non-binding except as to repayment, or conversion to equity, of funds advanced prior to closing and certain confidentiality and exclusivity provisions and is contingent on the execution of a definitive agreement. Under the term sheet, the Company is required to advance funds to A-G Tech to fund a stock redemption transaction and A-G Tech's continuing operations until the closing of the acquisition. Since March 31, 2002, the Company has advanced $1,809,000 to A-G Tech. Additionally, as required under the term sheet and to fund the ongoing expenses of TTI and TES, the Company is raising capital under a private placement memorandum. In so doing, the Company has issued promissory notes to investors. Such notes accrue interest at 6%; principal and interest are payable 180 days after the investment date; the notes are convertible, at the option of the holders, into Common Shares at a rate of $0.07 per share; and interest will not accrue if the notes are converted. Since March 31, 2002, the Company has issued notes to investors in the amount of $2,835,850 for a total of $3,000,000 in notes issued.

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

         In August 2002, the Company entered into a settlement and release agreement with A3 Technologies, Inc. (formerly Glow Products Corporation) ("A3") and A-G Tech. This agreement terminated the February 27, 2002 letter of intent whereby the Company agreed to acquire the assets of A3.

         The Company has received a waiver letter from its primary lender to LandOak allowing the Company additional time to meet its obligations under the terms and conditions of its loan agreement.

10.      Continuing Operations

         As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations and has had to incur significant additional borrowings to sustain operations. The ability of the Company to continue as a going concern is dependent on management's ability to develop profitable operations by discontinuing or divesting unprofitable businesses and acquiring businesses that are or will become profitable while maintaining adequate financing until such time as cash flow from operations is sufficient. During fiscal year 2002, operations at TES ceased due to the subsidiary's inability to generate positive cash flow and due to the cost of investment required to successfully develop the FS 2000 product line. As a result, TES has ceased substantially all expenditures. LandOak has ceased all rental operations, closed its rental centers and has ceased all new leasing and financing business because of its inability to compete in its market and obtain necessary new financing at competitive rates. LandOak is in the process of liquidating its rental vehicle inventory and satisfying the related indebtedness. The Company is in negotiations and expects to sell the remaining business of servicing the existing leases and financing contracts and the stock of LandOak as a condition of TTI's agreement to acquire A-G Tech. LandOak has substantially reduced its operating costs commensurate with its cessation of operations. MidSouth has substantially reduced its operating costs as well. Additionally, it has sold the NSA division and the unprofitable installation business and the Company has entered into an agreement to sell the stock of MidSouth as a condition of its agreement to acquire A-G Tech.

         The Company has entered into a term sheet to acquire Atmospheric Glow Technologies, LLC, which management believes will provide the mechanism for the Company to secure future funding and to develop a profitable line of business. The Company is currently engaged in the process of raising new capital for the completion of the acquisition of A-G Tech, such funding to be completed in two phases. The first phase is $3.2 million of short-term capital necessary to allow the Company to operate and meet its pre-closing obligations under the letter of intent with A-G Tech. This is being done by issuing short-term notes that are convertible to Common Shares valued at $0.07 per share at a future date, such conversion expected to be no later than December 31, 2002. The Company has collected $3 million of such funds. The second phase is the issuance of the Company's Common Shares through a private placement, expected to be completed no later than December 2002. Based on the successful results to date of the first phase of funding and its negotiations for the divestitures of both LandOak and MidSouth, management is optimistic that the Company will raise the necessary capital and meet the other necessary conditions to complete the acquisition of A-G Tech. Management believes that these actions will lead to future profitability and positive cash flow such that the Company will be able to continue as a going concern.

Item 2.    Management's Discussion and Analysis or Plan of Operation.

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

Proposed Divestitures and Acquisition

         Tice has entered into a term sheet (the "Term Sheet") with Atmospheric Glow Technologies, LLC ("A-G Tech") evidencing Tice's intent to acquire substantially all of the assets and assume certain liabilities of A-G Tech in exchange for cash and Tice Common Shares. In conjunction with its acquisition of A-G Tech, Tice plans to liquidate the majority of LandOak assets and sell some of the assets of MidSouth prior to selling the stock of the two subsidiaries. However, Tice plans to retain its subsidiary TES which ceased business in August 2001, but which holds certain patents including the patent on the Electronic Gearing Technology (implemented in products for the sewing industry) and a licensing agreement under which it receives royalties and may receive license fees. Pursuant to the Term Sheet, Tice will change its management and name. The Term Sheet is nonbinding (except as to certain provisions such as the return of advances made by Tice to A-G Tech, confidentiality and exclusive dealing) and the proposed acquisition is contingent on several conditions, including, but not limited to, approval by the shareholders of Tice of the sale or liquidation of the existing Tice subsidiaries (other than TES) and the increase in the number of authorized shares. The acquisition is also contingent on the completion of a private placement. A description of the proposed divestitures and acquisition follows.

Divestiture of Subsidiaries

         LandOak, of which Tice is the sole shareholder, is primarily in the automobile and light truck rental, leasing, financing and sales business. LandOak had a loss of $118,009 for the three months ended June 30, 2002. Management explored a variety of opportunities to expand LandOak's rental operations and determined that LandOak cannot effectively compete in its market. The lack of financing has limited LandOak's ability to acquire additional vehicles further impeding LandOak's ability to compete. Management concluded that the rental, leasing and financing operations at LandOak could not create sufficient cash flow to justify its existence. Management has attempted to locate a buyer for the rental operations but has been unsuccessful to date.

         LandOak operated five rental centers around the east Tennessee area from Kingsport, Tennessee to Knoxville, Tennessee. In January 2002, LandOak began closing its rental centers of which all five were closed by June 30, 2002. Additionally, LandOak is in the process of liquidating the vehicle inventory and paying off the related indebtedness. LandOak operates a leasing division where it services internally financed vehicle leases and sales contracts, but has ceased executing new contracts. As part of the proposed transaction with A-G Tech, Tice plans to sell the stock of LandOak to two related parties, Pat Martin and Mike Atkins, who are directors and shareholders of Tice in return for the buyers' assumption of the LandOak liabilities. The buyers are expected to continue to liquidate the business.

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

         MidSouth had a loss of $252,112 for the three months ended June 30, 2002. As part of the proposed transaction with A-G Tech, Tice has agreed to divest itself of MidSouth. Effective

July 1, 2002, MidSouth sold its installation business and certain related assets to a former MidSouth employee for $139,500 payable monthly through June 1, 2003. The asset purchase agreement included a supply agreement whereby MidSouth granted the purchaser the exclusive right to supply installation services for twelve months. The purchaser also agreed not to compete with MidSouth for business in certain areas or hire MidSouth's employees that are not listed in the agreement as available to purchaser.

     National Services Associates, Inc., a Tennessee corporation owned by the current President of Tice, Charles West, and an unrelated person, purchased the NSA division and the related assets effective August 1, 2002. The consideration was forgiveness of approximately $275,000 owed by MidSouth to the purchasers and the purchaser's assumption of the liabilities related to the NSA division. Pat Martin, a director of Tice, negotiated the transaction on behalf of Tice as it involved a purchase by the existing President of Tice. MidSouth agreed not to compete with the purchaser in the area of national signage surveys and not to solicit customers listed in the agreement for twenty-four months following the closing. In consideration of the agreement, the purchaser agreed to pay MidSouth a fee of 5% of receipts from the customers listed on the exhibit. MidSouth also agreed not to offer employment to NSA employees for twelve months. Additional information about MidSouth's business is presented elsewhere herein. The transaction will result in a gain on sale of assets for MidSouth.

     With respect to the remaining MidSouth business (design, fabrication and service), the employee who purchased the installation business and related assets in July 2002 has agreed to acquire the stock of MidSouth, provided that Tice pays off the MidSouth secured debt to two financial institutions prior to the closing with A-G Tech and provided that Tice advances $250,000 of working capital to MidSouth. Payment of these amounts will satisfy amounts owed by Tice, TES and LandOak to MidSouth and the excess of such payments to MidSouth will be a loan from Tice to MidSouth which will be secured by MidSouth's assets. The loan is not expected to exceed $300,000 and will bear interest at 6%. As of August 15, 2002, the Company had advanced MidSouth $250,000 as part of this agreement, but had not retired the debt to the two financial institutions. Repayments by MidSouth to Tice will be made over two years based on five year amortization with all remaining principal and interest due at the end of twenty-four months. Tice will be prohibited from competing with MidSouth or hiring any MidSouth employees for five years from the date of closing. Tice has the option for $1 for ten years to acquire up to 10% of the outstanding stock of MidSouth. MidSouth must notify Tice at least thirty days in advance of any sale of the stock or substantially all assets of MidSouth.

     As this sale (and the sale of the stock of LandOak) is a sale of substantially all assets of Tice, Tice's shareholders must approve the sale. A meeting is being set and a proxy prepared. Shareholders holding in excess of 51% of the issued and outstanding Common Shares of Tice have agreed to vote their shares in favor of the sale.

Proposed Acquisition

     As discussed previously, Tice and A-G Tech have evidenced their interest to effect Tice's acquisition of A-G Tech by way of the Term Sheet. The Term Sheet is not binding on the parties except with respect to certain confidentiality and exclusivity provisions and the return or conversion to equity of certain funds advanced or to be advanced by Tice prior to the completion of the acquisition. Under the Term Sheet, if not changed in the definitive agreement, Tice will advance A-G Tech $1,500,000 to fund a stock redemption agreement and $50,000 each 30 days between the date of the Term Sheet and the closing of the acquisition (with $1,809,000 having been advanced through August 2002), and will issue 87,456,629 Tice Common Shares and 500,000 Tice Class B Common Shares to A-G Tech. The shares would be nontransferable (except in the case of dissolution of A-G Tech when they could be transferred to A-G Tech's owners) for twelve months. A-G Tech, as well as two of Tice's current directors (Mike Atkins and Pat Martin) will receive piggyback registration rights for twelve months beginning after the end of the twelve-month restriction on sale. Tice must amend its Certificate of Incorporation to authorize additional shares and to change its name. Tice's shareholders must approve the amendment to the Certificate of Incorporation.

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

     Tice agrees to raise $6,500,000 of cash or conversion of outstanding debt in return for no more than 115,000,000 of its Common Shares. The Lanrick Group, owned by Pat Martin, or its assignees will have the right to invest an additional $500,000 in Tice at a purchase price of $0.07 per Common Share for a period of three years from the closing. Tice will divest itself of LandOak and MidSouth and not negotiate to acquire, or acquire, any other businesses prior to the closing. Tice will terminate all of its employees and enter into employment agreements reasonably acceptable to it with key employees of A-G Tech. Additionally, Tice agreed to assist A-G Tech in obtaining financing to purchase certain testing equipment costing $225,000. This financing has been completed with a loan from the Tennessee Center for Research and Development ("TCRD") to A-G Tech. In connection with the loan, TCRD had the right to convert the debt to Tice Common Shares at $0.07 per share that it has exercised.

     If successfully consummated, this major shift in business strategy by the company will also result in an anticipated change in the company's name. Closing for this transaction is anticipated by September 30, 2002, but no later than December 31, 2002, unless otherwise agreed by the parties.

     Prior to closing, A-G Tech must enter into a definitive agreement with the University of Tennessee Research Corporation ("UTRC") amending the existing license relating to the Atmospheric Plasma technology and UTRC must have approved the proposed transactions with Tice.

     A description of each of the subsidiaries and the proposed subsidiary follows:

Tice Engineering and Sales, Inc. ("TES")

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

MidSouth Sign Company, Inc. ("MidSouth")

     MidSouth's primary business is the design, fabrication, installation and service of metal and vinyl signage, primarily for customers in the southeastern United States. In addition, MidSouth operated a division called National Survey Associates ("NSA") which has been sold that provides sign survey, project management and other services to customers on a national basis. In April 2002, MidSouth sold the land and building that houses its sign facility in Knoxville, Tennessee and entered into a leaseback agreement. Effective July 1, 2002, MidSouth sold its installation business and certain related assets to a former MidSouth employee. Effective August 1, 2002, National Services Associates, Inc., a Tennessee corporation owned by Charles R. West, Tice's President, and an unrelated party, acquired the NSA division and related assets which acquisition is described elsewhere. As part of the terms of the acquisition of A-G Tech, Tice has agreed to sell or liquidate the MidSouth subsidiary. On August 1, 2002, Tice entered into an agreement to sell the stock (and therefore the remaining assets) of MidSouth to the purchaser of the installation business. The terms of this sale are further described elsewhere herein.

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

     Management explored a variety of opportunities to expand LandOak's rental operations and determined that LandOak cannot effectively compete in its market. The lack of financing has limited its ability to acquire additional vehicles that has further impeded LandOak's competitiveness. Management concluded that the rental and leasing operations at LandOak cannot create sufficient cash flow to justify its existence. Therefore, LandOak ceased rental operations and closed its five rental centers. As described elsewhere, two shareholders and directors of Tice, Pat Martin and Mike Atkins, have tentatively agreed to purchase the stock of LandOak in return for their assumption of the LandOak liabilities. As required by the A-G Tech Term Sheet, the sale of LandOak must close prior to the closing of the acquisition of A-G Tech. LandOak continues to service internally financed vehicle leases and sales contracts but has ceased executing new contracts and no longer offers lease-brokering services.

Atmospheric Glow Technologies

     As discussed in more detail elsewhere herein, Tice has entered into a Term Sheet to acquire the assets of Atmospheric Glow Technologies, LLC ("A-G Tech"). In connection with the acquisition, Tice plans to form a new subsidiary that will acquire the assets of A-G Tech. A-G Tech has licenses for the patented One Atmospheric Uniform Glow Discharge Plasma (OAUGDP(TM) or Atmospheric Plasma) technology developed by scientists at the University of Tennessee in Knoxville. The acquisition of A-G Tech is contingent on many things including Tice successfully raising $6,500,000 in a private placement. If the acquisition occurs, the following is a description of the possible applications of the technology and management's general plan to develop it.

     Management believes that the OAUGDP(TM) technology offers capabilities that prior plasma technologies could not provide. Because of its differentiating features, OAUGDP(TM) costs less to generate than earlier technologies. Moreover, the OAUGDP(TM) technology expands the applicability of plasma which management believes provides new opportunities to create value. A-G Tech, founded in January 2000, emerged from the laboratories of the Departments of Electrical Engineering, Microbiology, Physics and Textiles at the University of Tennessee when a multi-disciplinary group of scientists recognized the potential market value of this technology. With the acquisition of A-G Tech, a new integrated enterprise, Atmospheric Glow Technologies, Inc. ("A-G Tech") will be formed as a Tice subsidiary that will combine the science capability of A-G Tech with an enhanced commercialization team from Tice.

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

     Management believes that the OAUGDP(TM) technology lends itself to the development of products in a number of areas. These areas include: (1) air filtration; (2) biotechnology; (3) chemical and biological decontamination; (4) sterilization technology; (5) disinfection of food, beverage and pharmaceutical fermentation processes; and (6) reduction of hydrocarbon based pollutants and volatile organic compounds (such as diesel soot) to substances such as water and carbon dioxide.

     The mission is to apply the proprietary OAUGDP(TM) technology to innovatively satisfy unmet customer needs, create customer value and build a profitable customer base. The plan is to work to accomplish this mission, and, in turn, create shareholder value, by:

  1) Forming teams for (a) research and development, (b) application specific product and business development, and (c) market and product-specific business;

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

     Currently A-G Tech is focused on developing five general applications that are discussed below:

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

     DNA/RNA Extraction. The APR 510, A-G Tech's inaugural product, is designed to help molecular biologists reduce the cost, complexity and time required to extract/isolate DNA through a rapid, broad spectrum, dry process. The product has been tested with bacteria, bacterial endspores, fungi, fungal endspores, viruses and yeast, and found it can prepare DNA for further analysis in minutes rather than hours or, in some cases, days. In tests monitored by independent third parties, the device has successfully "prepared" DNA from a mixture of six microorganisms. Several independent laboratories are currently evaluating the product and there have been limited sales of the product to date.

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

Results of Operations

     The following analysis of the consolidated financial condition and results of operations of Tice Technology, Inc. and its subsidiaries, Tice Engineering and Sales, Inc., MidSouth Sign Company, Inc. and LandOak Company, Inc., collectively referred to as "Tice" or the "Company," should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and the audited financial statements and notes thereto for the year ended March 31, 2002.

     The Company's revenues historically have been generated primarily from the sales of its products and services at its TES subsidiary, with service revenues representing less than 1% of such revenues. Since TES obtained a patent on its Electronic Gearing Technology in 1995 and in 1997 began licensing the non-exclusive rights to manufacture equipment using the technology to other manufacturers, TES has been receiving license fees and royalties. The accompanying financial statements reflect the recording of revenues due from royalties on two categories of machines sold by the licensee during the period. Management expects that will be a smaller portion of total revenues for the Company due to the acquisition described in more detail elsewhere. On January 1, 2001, the Company acquired the assets and operations of two additional businesses, MidSouth and LandOak. MidSouth revenues are generated from the sale of its products and services, and LandOak revenues are generated primarily from the rental and leasing of vehicles. As described elsewhere, the Company is divesting itself of LandOak and MidSouth in connection with the acquisition of A-G Tech.

Three Months Ended June 30, 2002 and June 30, 2001

     The results of operations and cash flows for the three months ended June 30, 2002 and June 30, 2001 include the results of operations and cash flows of both MidSouth and LandOak as a result of the Company's acquisition of these businesses as of January 1, 2001. Due to the cessation of operations at TES in August 2001, the discontinuance of LandOak's rental operations during fiscal year 2002, the sale of the MidSouth installation and NSA businesses and related assets to two buyers, the agreement to sell the stock of MidSouth and the decision to sell the stock of LandOak, Tice's results of operations for fiscal years 2003 and 2002 reflect the results of operations for TES, MidSouth and LandOak in loss from discontinued operations except for TES's royalty and license fee income, a minor amount of ongoing general and administrative expenses, interest expense and provision for foreign taxes, all of which are classified as continuing operations. All of the results of operations of the holding company are reflected as continuing operations.

     Total operating revenues for the three months ended June 30, 2002, consisting of royalty income at TES, increased to $30,174 from $25,500 in the same period of the previous fiscal year. Due to the discontinuance of the operations of TES and the subsequent sale of LandOak and MidSouth, the revenues for those subsidiaries in period ended June 30, 2002, other than TES royalties described above, are included in the loss from discontinued operations.

     Tice had no cost of revenues from continuing operations during the periods ended June 30, 2002 or June 30, 2001 due to the discontinuance of the TES, LandOak and MidSouth subsidiaries. The costs of revenues for those subsidiaries are included in loss from discontinued operations.

     Tice's research and development expenses, related solely to TES, are included in loss from discontinued operations for the period ended June 30, 2001. Tice had no research and development expenses for the period ended June 30, 2002.

     Selling, general and administrative ("S,G&A") expenses, comprised primarily of expenses of the holding company, increased in the three months ended June 30, 2002 by 69% to $200,913 from $118,396 in the three months ended June 30, 2001, primarily reflecting increases in the holding company's management salaries and benefits due to allocation of resources and legal and accounting fees related to the company's audit and acquisition activities. Substantially all of TES's SG&A expenses for both periods are included in loss from discontinued operations, with only ongoing patent-related costs included in SG&A expenses. Additionally, all of MidSouth's and LandOak's SG&A expenses for both periods are included in loss from discontinued operations.

     Interest expense for the three months ended June 30, 2002 decreased 12% to $43,287 from $49,381 in the three months ended June 30, 2001, primarily reflecting lower borrowings at Tice and TES. Interest expense related to MidSouth and LandOak for both fiscal periods are included in loss from discontinued operations.

     Other expenses of $50,000 during the three months ended June 30, 2002 reflect the one-time write off of advances to Glow Products Corporation, Inc. in settlement of the termination of a letter of intent and as part of the Company's proposed acquisition of A-G Tech described in detail elsewhere in this quarterly report.

     The loss from continuing operations increased by 84% to $267,044 in the three months ended June 30, 2002 from $144,827 in the three months ended June 30, 2001. This increase was primarily the result of increased S,G&A expenses related to increases in the holding company's management and salaries and benefits due to allocation of resources, increased legal and accounting fees related to the Company's audit and acquisition activities, and higher other expenses related to the write-off of advances to Glow Products Corporation, Inc., offset somewhat by lower interest expense.

     The loss from discontinued operations decreased 8% to $370,121 in the three months ended June 30, 2002 from $ 402,696 in the three months ended June 30, 2001. Operating revenues and expenses for TES, LandOak and MidSouth for the periods ended June 30, 2002 and 2001, excluding royalty income and certain S,G&A expenses of TES, have been restated from continuing operations due to the decision by the Company to discontinue the operations of TES and to sell LandOak and MidSouth.

Three Months Ended
June 30, 2002                                          TES          MidSouth      LandOak        Total
Revenues                                           $       --    $  1,006,826   $  202,014   $  1,208,840
Cost of revenues                                           --      (1,040,773)    (237,787)    (1,278,560)
Selling, general and administrative expenses               --        (208,501)     (50,437)      (258,938)
Interest expenses                                          --          (9,664)     (31,799)       (41,463)
                                                   ----------    ------------   ----------   ------------
     Total loss from discontinued operation        $       --    $   (252,112)  $ (118,009)  $   (370,121)
                                                   ==========    ============   ==========   ============
Three Months Ended
June 30, 2001                                          TES          MidSouth      LandOak        Total
Revenues                                           $   57,693    $  1,737,943   $  670,856   $  2,466,492
Cost of revenues                                     (136,610)     (1,301,199)    (760,214)    (2,198,023)
Research and development expenses                    (116,990)             --           --       (116,990)
Selling, general and administrative expenses          (40,000)       (265,307)    (134,623)      (439,930)
Interest expense                                           --         (21,805)    (126,765)      (148,570)
Other                                                  (4,915)         15,250       24,169         34,504
Disposal of property and equipment                         --            (179)          --           (179)
                                                   ----------    ------------   ----------   ------------
     Total loss from discontinued operation        $ (240,822)   $    164,703   $ (326,577)  $   (402,696)
                                                   ==========    ============   ==========   ============

     Following is a description of the significant components of the loss from discontinued operations for the three months ended June 30, 2002 and June 30, 2001:

     MidSouth's operating revenues for the three months ended June 30, 2002 decreased 42% to $1,006,826 from $1,737,943 in the three months ended June 30, 2001, mainly due to the adverse effect of the weak economy and strong competition on MidSouth's fabrication and installation business. Additionally, due to the lack of major national rebranding programs amongst major national companies during the three months ended June 30, 2002, MidSouth's NSA division had smaller, less profitable contracts as compared to the same period in the previous fiscal year. As a result, MidSouth had lower margins for the three months ended June 30, 2002. MidSouth had a negative gross profit of $33,947 in the three months ended June 30, 2002 compared to a gross profit of $436,744 in the three months ended June 30, 2001.

     LandOak's operating revenues decreased 70% to $202,014 in the three months ended June 30, 2002 from $670,856 in the three months ended June 30, 2001, reflecting management's decision to close its rental center operations. During the three months ended June 30, 2002, the Company had closed four of its five rental centers, and the fifth center was closed on June 30, 2002. Remaining operating revenues were the result of lease and finance contracts being serviced by LandOak. LandOak also began liquidating its rental vehicle fleet during the three months ended June 30, 2002. The decision to close the rental centers and liquidate the rental vehicle fleet were driven by LandOak's inability to compete in the markets in which it operated, reflected in the negative gross margin of $35,773 in the three months ended June 30, 2002 and the negative gross margin of $89,358 in the three months ended June 30, 2001.

     Due to the cessation of operations of TES during fiscal year 2002, the Company recorded no revenues, cost of revenues or research and development costs in the three months ended June 30, 2002 as compared to $57,693, $136,610 and $116,990, respectively, in the three months ended June 30, 2001.

     S,G&A expenses decreased 41% to $258,938 in the three months ended June 30, 2002 from $439,930 due to reductions at TES as a result of the discontinuance of operations and reductions at MidSouth and LandOak due to management's actions to reduce costs based on declining operating revenues at both subsidiaries.

     Interest expense at the discontinued operations decreased 72% to $41,463 in the three months ended June 30, 2002 from $148,570 in the three months ended June 30, 2001, primarily due to vehicle liquidations and subsequent debt retirements at LandOak.

Liquidity and Capital Resources

     Since its inception, Tice has financed its operations through a combination of cash flow from operations, bank borrowings, borrowings from individuals and the sale of common stock. Capital requirements have arisen primarily in connection with operating losses and purchases of fixed and intangible assets. Tice (through its wholly owned subsidiary, TES) historically made significant expenditures for research and development and marketing of new technology, particularly in fiscal years 2001 and 2002, related to the FS-2000 felling machine and the dual-sew lockstitch machine. In fiscal year 2001, Tice acquired substantially all the assets and assumed certain liabilities associated with two businesses, MidSouth and LandOak. In connection with these acquisitions, Tice incurred operating losses and significantly increased the amount of its liabilities, increasing the need for capital to meet debt obligations, working capital requirements and investment in property and equipment. In addition, Tice will have additional capital needs as it pursues other acquisitions, including the acquisition of A-G Tech for which Tice has entered into a Term Sheet outlining proposed terms of the acquisition. Tice's cash flow was affected by the MidSouth and LandOak businesses during only the fourth quarter of fiscal year 2001 and the entirety of fiscal year 2002.

     Net cash used by operating activities was $1,025,353 and $19,612 in the three months ended June 30, 2002 and 2001, respectively. The primary uses of the cash from operating activities in the three months ended June 30, 2002 were the net loss of $637,165, the increase in amounts receivable of $310,752 made up primarily of advances to Atmospheric Glow Technologies, LLC under the Term Sheet, the reduction of accounts payables and accrued liabilities of $174,042, and other increases and decreases in working capital items, reduced somewhat by the adjustment of depreciation and other non-cash items totaling $173,037. The primary uses of cash from operating activities in the three months ended June 30, 2001 were the net loss of $547,523, offset somewhat by the adjustment of depreciation and other non-cash items totaling $436,981, the decrease in accounts payable of $196,250 and the decrease of inventory of $108,510, offset by the decrease of accounts receivable of $365,468 and other changes in working capital items.

     Net cash provided by investing activities was $1,296,080 in the three months ended June 30, 2002 and net cash used by investing activities was $511,794 in the three months ended June

30, 2001. The primary sources of cash from investing activities in the three months ended June 30, 2002 was $1,300,613 of proceeds from the disposal of property and equipment (primarily rental and lease vehicle dispositions at LandOak) and payments received on financing notes receivable of $37,907, partially offset by the additions to other assets of $40,000 and other items. Net cash used by investing activities in the three months ended June 30, 2001 was primarily the purchase of property and equipment of $1,454,945 (mainly vehicles at LandOak), offset somewhat by the proceeds from the disposal of property and equipment of $922,661 (primarily the sale of vehicles at LandOak) and other items.

     Net cash used by financing activities in the three months ended June 30, 2002 was $183,180 and net cash provided by financing activities in the three months ended June 30, 2001 was $536,851. The primary uses of funds by financing activities in the three months ended June 30, 2002 were $754,639 of principal payments on notes payable and long-term debt (primarily LandOak's payment of indebtedness upon the sale of vehicles which collateralize the indebtedness), $15,293 of principal payments on capital lease obligations and $80,359 of principal payments on notes payable to related parties, partially offset by proceeds from notes payable of $667,111 (primarily short term borrowings at Tice to fund operational needs, debt retirement and advances to Atmospheric Glow Technologies, LLC in accordance with the Term Sheet described elsewhere herein).

     Cash provided by financing activities in the three months ended June 30, 2001 was from $1,223,301 of proceeds from notes payable (primarily borrowings at LandOak to finance the purchase of vehicles), the reduction of the escrow account of $74,910 at LandOak and the proceeds of a loan from a life insurance policy of $20,376 at TES, offset somewhat by principal payments on notes payable and long term debts of $750,914 (primarily principal reductions at LandOak on vehicle loans), principal payments of $13,290 on notes from related parties for working capital purposes, and principal payments of $17,532 on capital lease obligations.

     In a related party transaction in December 2001, LandOak sold forty-five vehicles to TLC Financial Services, LLC ("TLC") to facilitate a short term lease contract whereby TLC leases the vehicles to a major LandOak customer. Two directors of Tice own TLC. TLC issued a promissory note to the company for the purchase of twelve of the vehicles in the amount of $145,625 with interest payable monthly. The note was collateralized by the vehicles and the lease contract. Pursuant to the agreement between the company and TLC, TLC pays lease management fees to the company each month. The note was paid in full in June 2002. Management believes that this transaction was beneficial to the company and that the terms are competitive and are similar to terms that would be negotiated with an unrelated third party.

     The Company's principal commitments at June 30, 2002 consisted primarily of notes payable, notes payable to related parties, obligations under capitalized leases, accounts payable, accrued liabilities and other liabilities which are primarily customer deposits.

     Notes payable at June 30, 2002, including both the short term and long term portions, were $5,195,654. Of this balance, $2,701,428 represents notes payable to three financial institutions, is related to the financing of LandOak's rental and lease vehicles and $1,407,928 is classified as current portion of notes payable; $261,446 is term debt from financial institutions and is related to the purchase of equipment and financing working capital needs, of which $88,976 is classified as current portion of notes payable; $199,986 is indebtedness under a working capital line of credit with a financial institution, all of which is classified as current portion of notes payable; $975,499 is notes payable to investors related to the 1999 private placement, is due June 2003 and is classified as short term debt; $805,012 are short term notes used for the operations of the Company, debt retirement and advances to Atmospheric Glow Technologies, LLC in accordance with a Term Sheet described elsewhere herein; $100,000 is a note payable to an investor for working capital purposes, has matured but has been extended month-to-month by the investor and is classified as current portion of notes payable; and $152,283 are notes payable to businesses and individuals for the purchase of equipment and for working capital purposes, of which $145,597 is classified as current portion of notes payable.

     At June 30, 2002, notes payable to related parties were $601,250 of which the entire amount is classified as current portion of notes payable to related parties. Of this balance, $50,000 is a note payable to a related party individual that matures quarterly but is expected to be renewed each quarter by the holder as it has been in the past; $500,000 is a note payable to two directors of Tice, the proceeds of which were used in payment of LandOak indebtedness to a financial institution as part of a loan modification agreement; $26,250 is to the wife of a director of the Company and $25,000 is a note payable to a related party individual for working capital at MidSouth.

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

     At June 30, 2002, obligations under capital leases were $94,671 of which $48,803 is classified as current portion of capital lease obligations. The capital lease obligations were incurred in the acquisition of office and manufacturing equipment at all three subsidiaries and in the acquisition of transportation and installation equipment at MidSouth. Tice and its subsidiaries also lease certain real property, office, computer, manufacturing and transportation equipment under various operating leases.

     Tice has incurred operating losses for fiscal years 2002 and 2001 that have resulted in a significant use of working capital and the addition of indebtedness to fund working capital and equipment requirements. Additionally, the acquisitions of LandOak and MidSouth have added significant liabilities to the company.

     Management believes that future revenues are dependent on several factors:

     As described in greater elsewhere herein, Tice's management no longer believes that Tice can sustain the operating losses currently being incurred by its operating subsidiaries until they become profitable, and has taken action at each to reduce costs and losses. Since 1993, substantial investment had been made by the company to develop new applications for its patented Electronic Gearing Technology including the FS-2000 felling machine. Due to the dramatic changes that have occurred in the apparel market during the past several years, including closure of domestic sewing facilities by apparel makers, TES was not able to successfully market the FS-2000 machine. In August 2001, the company ceased operations at TES and liquidated its assets other than its Electronic Gearing Technology patents and related licenses from which it expects to continue to earn royalties for several more years. The company will continue to seek new licensees or possible purchasers of the technology. However, no assurances can be made that a new licensee or possible purchasers can be located. Also, there are no assurances that royalty income will continue to be earned by the company.

     At LandOak, the inability to effectively compete in the local market due to strong competition and the lack of competitive vehicle financing adversely affected revenues and profitability. As a result, LandOak has closed its rental centers, is in the process of liquidating its fleet of rental vehicles and paying related indebtedness and has reduced its corporate overhead. Although LandOak continues to maintain and service its existing lease and finance portfolio, it is not entering into any new financing transactions. Two of Tice's directors, Mr. Martin and Mr. Atkins, are negotiating with the company to acquire the stock of LandOak in conjunction with their role as guarantors for LandOak's major indebtedness with three lending institutions.

     At MidSouth, the winter seasonal downturn and the recent weak economy have adversely affected revenues and the profitability of the sign fabrication and installation business. The slow economy has also limited MidSouth's NSA contract opportunities for major national image rebranding programs. As a result, MidSouth has dramatically reduced its overhead expenses in all areas, has sold some of the installation business and equipment to a former manager and has entered into an agreement with the former manager to provide installation services on a contract basis. Subsequently, the former manager has agreed to purchase 100% of the outstanding stock of MidSouth, subject to the approval of the shareholders of Tice at a future shareholder meeting and certain financial conditions on the Company to retire debts to two financial institutions. The former manager has entered into a management services agreement to provide daily management for the Company until the approval of the shareholders of Tice is obtained. Two directors of the Company, who control in excess of 51% of the common shares directly or indirectly, have agreed to vote affirmatively for the sale of the MidSouth stock to the former manager. In a related transaction, the President of Tice and an unrelated person have purchased the NSA business, resulting in a gain for MidSouth.

     In view of these factors, the Board of Directors believed Tice needed to shift its business strategy and seek new acquisitions capable of growth, generation of cash flow and creation of shareholder value. Management believes such a candidate exists in Atmospheric Glow Technology, LLC ("A-G Tech"). On July 3, 2002, Tice entered into the Term Sheet relating to the acquisition of the assets of A-G Tech. If a final definitive agreement is consummated, Tice will acquire substantially all the assets and contract rights of A-G Tech, including the commercialization and market rights held by A-G Tech to the patented Atmospheric Plasma technology known as One Atmospheric Uniform Glow Discharge Plasma ("OAUGDP") developed at the University of Tennessee Research Center in Knoxville. As a condition to the acquisition, Tice must raise $6.5 million of new capital through a private placement. Tice must also meet several other conditions for the successful consummation of the transaction, including, but not limited to, obtaining shareholder approval for the increase in the number of authorized Tice Common Shares, divestiture of Tice's current subsidiaries, LandOak and MidSouth, conversion of 500,000 of the 750,000 outstanding Class B Common Shares to Common Shares, and the issuance of 500,000 new Class B Common Shares to the principals of A-G Tech thereby effecting a change in control of the company.

     Upon successful consummation of the A-G Tech acquisition, the company will devote all of its resources and attention to the final development and commercialization of OAUGDP. Under the Term Sheet entered into on July 3, 2002 with A-G Tech, Tice will name a new President and CEO, who is expected to be Thomas W. Reddoch. Mr. Reddoch is currently a member of the boards of directors of both Tice and A-G Tech. Mr. Reddoch's expertise in the areas of technology and development are considered critical to the company's future success in the final development and the commercialization of OAUGDP and the various applications it intends to create. Mr. West, the current President and CEO of Tice, will become the CFO of the company and other key management members will be recruited. Currently, A-G Tech has one product being marketed and four other applications being developed and readied for commercialization. Several other potential applications have been identified and it is expected that initial research will be performed to determine marketability.

     To consummate the transaction with A-G Tech, Tice must raise $6,500,000 of capital, of which up to $1,000,000 may be the conversion of existing Tice long-term notes. This new capital will be used for acquisition costs, costs of the further development and commercialization of OAUGDP, retirement of existing Tice indebtedness and general corporate working capital. It is expected that the funding will be in two phases: (1) short term notes convertible into Tice Common Shares and, once the initial threshold is met, (2) an equity investment in exchange for Tice Common Shares. Management believes that this new capital can be obtained, but it can provide no assurances that the minimum levels can be met. In the event minimum levels are not met, funds advanced to A-G Tech prior to closing will be due back to Tice or can be converted into a membership interest in A-G Tech at Tice's discretion.

     Management believes that Tice's future results of operations will be influenced by a number of factors including general economic conditions, the ability of the company to secure necessary funding, dependence on new management to successfully develop and market new technologies and, ultimately, the market acceptance of the applications based on the OAUGDP technology. Because of these factors as well as other factors, historical results should not be relied on as an indicator of future performance.

FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

     This section captioned "Special Considerations" and other parts of this Quarterly Report on Form 10-QSB include certain forward-looking statements within the meaning of the federal securities laws. Actual results and the occurrence or timing of certain events could differ materially from those described in any of such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-QSB. See "Other Factors Relating to Forward-Looking Statements" below.

     Acquisition. Tice has decided to seek opportunities through acquisition. Management believes that the acquisition of the assets of A-G Tech, with sufficient capital and the right management, can lead to creation of long term value. There is no assurance that Tice will be able to meet the conditions necessary to consummate the agreement with A-G Tech, or that it will be able to obtain sufficient capital for the successful development and commercialization of the new technology, or that the market and general economic conditions will allow for successful commercialization of new applications.

     Divestiture of Existing Businesses. Tice intends to divest itself of both LandOak and MidSouth, and must do so prior to closing of the purchase of A-G Tech. There are no assurances that current negotiations to sell LandOak or all conditions under the MidSouth sale agreement will be successfully met in order to satisfy the requirements of the Term Sheet of A-G Tech.

     Product Development. If the A-G Tech acquisition is successfully consummated, the key to future success will be the company's ability to develop and commercialize new applications using the OAUGDP technology. There are no assurances that the company can successfully develop or commercialize new applications of the OAUGDP technology.

     Key Management and Technical Staff. The company must be able to identify, recruit and retain key management and technical staff. There are no assurances such individuals can be identified, hired or retained.

     New Capital. The success of the company's acquisition of A-G Tech and its future operations are dependent on the company's ability to raise sufficient capital for these needs. There are no assurances that the company can raise these funds.

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

     . the lack of working capital needed to further develop and apply the OAUGDP technology and management's ability to find acceptable financing to supply such working capital;

     . the potential failure to successfully negotiate licensing agreements, or find strategic partners to further develop, or potential buyers for, the OAUGDP technology;

     . the shortage of qualified and competent engineers, scientists or biologists and the risk that the company will be unable to retain key employees and managers;

     . dependence on start-up technologies and applications and the ability to continue to successfully obtain government contracts which are expected to generate most of the company's revenue for some time after the acquisition;

     . the unanticipated expense of new product development, the potential failure to complete new products on a timely and cost effective basis, and the failure of any such products to achieve substantial market acceptance;

     . the dependence on patents and the ability to protect proprietary products, the potential that existing patents or future patents obtained by the company TES will not be enforceable, the risk that the products will infringe on patents held by others or the risk that competitors will develop similar or functionally similar products; and

     . the potential adverse effect of competition, the potential failure to provide competitive timely designs of cost-effective solutions, products or services and the potential adverse effect of technological change with which we are unable to keep pace.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits Index

     -------------------------------------------------------------------------------------------
                                                                        Exhibit           Page
                                                                      Table Number       Number
                                                                      ------------       ------
     -------------------------------------------------------------------------------------------
      II.   Articles of Incorporation and Bylaws                            3
     -------------------------------------------------------------------------------------------
      (i)   Certificate of Incorporation of Tice Technology, Inc.                          +/-
     -------------------------------------------------------------------------------------------
      (ii)  Bylaws of Tice Technology, Inc.                                                +/-
     -------------------------------------------------------------------------------------------

      III.  Instruments Defining Rights of Security Holders                 4
     -------------------------------------------------------------------------------------------
      (i)   Form of Promissory Note Issued in Connection with                              #
      Private Placement Closed on June 25, 1999
     -------------------------------------------------------------------------------------------
      (iii) Warrant Agreement relating to Rights to Purchase                               #
      up to 100,000 Common Shares of Tice Technology, Inc.
      Received by Holders of the Promissory Notes
     -------------------------------------------------------------------------------------------
      (iv)  Security Agreement Pledging Patents as Security                                #
      for Promissory Notes
     -------------------------------------------------------------------------------------------
      (v)   Registration Rights Agreement Giving Purchasers                                #
      under the Private Placement Closed on June 25, 1999
      Certain Demand and Piggyback Registration Rights
     -------------------------------------------------------------------------------------------
      (vi)  Option Agreement Relating to Option to Purchase                                #
      Up to 50,000 Common Shares of Tice Technology, Inc.
      Granted to Finder
     -------------------------------------------------------------------------------------------
      (vii) Incentive Stock Option Plan and Agreement                                      #
      Between Charles R. West and Tice Technology, Inc.
     -------------------------------------------------------------------------------------------

+/- Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Tice Technology, Inc. that became effective August 1, 1997.

# Previously filed as an exhibit to Form 10-K for the year ended March 31, 2000.

(b) There were no reports on Form 8-K filed during the quarter ended June 30, 2002.

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

                                         Date: September 12, 2002

                                     By: /s/ David G. Camp
                                         --------------------------------------
                                         David G. Camp, Chief Financial Officer

                                         Date: September 12, 2002