Form 10QSB
period 2002-09-30
TICE TECHNOLOGY INC
filed 2002-11-12
CIK 1020676

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

                        Commission File Number 333-11591

                             Tice Technology, Inc.
       (Exact name of small business issuer as specified in its charter)

              Delaware                                  62-1647888
      (State of incorporation)                         (IRS Employer
                                                  Identification Number)

              -----------------------------------------------------


                              10267 Kingston Pike
                           Knoxville, Tennessee 37922
                    (Address of principal executive offices)

                                 (865) 531-0000
                          (Issuer's telephone number)


              -----------------------------------------------------


         The number of shares outstanding of each of the registrant's classes of common stock on October 15, 2002 was 22,773,329 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

         Transitional Small Business Disclosure Format:      Yes [_]      No [X]


                            Exhibit Index at page 23.

                         PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                                                                                              Page
                                                                                              ----
Condensed Consolidated Balance Sheets -- As of September 30, 2002                              3
    and March 31, 2002

Condensed Consolidated Statements of Operations -- For the Three and Six Months                5
    Ended September 30, 2002 and 2001

Condensed Consolidated Statements of Cash Flows -- For the Six Months                          6
    Ended September 30, 2002 and 2001

Notes to Condensed Consolidated Financial Statements                                           7

                      Tice Technology, Inc. & Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                               September 30,            March 31,
                                                                                   2002                 2002 (1)
                                                                            -----------------        --------------
                                                                               (unaudited)
Assets

Cash and cash equivalents                                                   $       1,672,822        $      131,548
Accounts receivable, net                                                              700,212               785,835
Current portion of financing notes receivable, net                                    171,723               218,738
Advances to Atmospheric Glow Technologies, LLC                                      1,809,000                    --
Employee advances receivable                                                               --                53,485
Prepaid expenses and other current assets                                              38,700                82,712
Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                              --                45,388
Vehicles held for sale, net                                                           164,810             1,317,571
Note receivable - other                                                               130,029                    --
Inventory, net                                                                        184,975               203,738
                                                                            -----------------        --------------

     Total current assets                                                           4,872,271             2,839,015

Property and equipment:
     Leasehold improvements                                                             5,157                26,794
     Furniture, fixtures and equipment                                                299,892               515,753
     Rental and lease vehicles                                                        749,848               818,984
     Building and improvements                                                             --               344,188
     Land                                                                                  --               123,000
     Vehicles                                                                          48,000               191,348
                                                                            -----------------        --------------

     Total property and equipment                                                   1,102,897             2,020,067

     Less accumulated depreciation                                                   (391,381)             (436,636)
                                                                            -----------------        --------------

               Property and equipment, net                                            711,516             1,583,431

Financing notes receivable, less current portion, net                                 110,823               152,666
Patents, net                                                                          157,803               160,822
Debt issuance costs, net                                                                8,165                13,609
Other assets                                                                           40,000                    --
                                                                            -----------------        --------------

     Total assets                                                           $       5,900,578        $    4,749,543
                                                                            =================        ==============

(1) The March 31, 2001 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                                                                               September 30,            March 31,
                                                                                   2002                 2002 (1)
                                                                             ----------------       ---------------
                                                                                (unaudited)
Liabilities and Stockholders' Deficit

Current portion of notes payable                                             $      4,855,740       $     3,963,758
Current portion of notes payable to related parties                                 2,421,250               681,609
Accounts payable                                                                      842,407             1,454,505
Accrued liabilities                                                                   465,267               778,594
Current portion of capital lease obligations                                           37,944                54,474
Other current liabilities                                                             114,726               222,470
                                                                             ----------------       ---------------

         Total current liabilities                                                  8,737,334             7,155,410

Notes payable, less current portion, net                                            1,692,827             1,313,676
Capital lease obligations, less current portion                                        38,135                55,491
Other liabilities                                                                          --                27,957
                                                                             ----------------       ---------------

         Total liabilities                                                         10,468,296             8,552,534

Stockholders' deficit                                                              (4,567,718)           (3,802,991)
                                                                             ----------------       ---------------

     Total liabilities and stockholders' deficit                             $      5,900,578       $     4,749,543
                                                                             ================       ===============

(1) The March 31, 2001 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                      Tice Technology, Inc. & Subsidiaries
                 Condensed Consolidated Statements of Operations

                                                         For the three months             For the six months
                                                          ended September 30,             ended September 30,
                                                          -------------------             -------------------
                                                        2002               2001            2002            2001
                                                                        (restated)                      (restated)
                                                      --------          ----------        -------       ----------
                                                             (unaudited)                       (unaudited)
Operating revenues:
    Royalties                                       $   30,174        $     45,000     $   60,348      $    70,500
                                                    ----------        ------------     ----------      -----------

    Total operating revenues                            30,174              45,000         60,348           70,500

Operating expenses:
    Selling, general and administrative                175,551              87,371        376,464          205,767
                                                    ----------        ------------     ----------      -----------

    Total operating expenses                           175,551              87,371        376,464          205,767
                                                    ----------        ------------     ----------      -----------

Operating loss                                        (145,377)            (42,371)      (316,116)        (135,267)

Other expense:
    Interest expense                                   (88,592)            (48,539)      (131,879)         (97,920)
    Other expense                                           --                  --        (50,000)              --
                                                    ----------        ------------     ----------      -----------

    Net other expense                                  (88,592)            (48,539)      (181,879)         (97,920)
                                                    ----------        ------------     ----------      -----------

Loss from continuing operations
        before foreign taxes                          (233,969)            (90,910)      (497,995)        (233,187)
Provision for foreign taxes                              3,017               4,500          6,035            7,050
                                                    ----------        ------------     ----------      -----------

Loss from continuing operations                       (236,986)            (95,410)      (504,030)        (240,237)

Discontinued operations net of applicable
        income taxes:
    Loss from operations of discontinued
        subsidiaries                                  (179,501)           (438,446)      (549,622)        (840,963)
    Gain (loss) from disposal of assets                288,925            (678,411)       288,925         (678,590)
                                                    ----------        ------------     ----------      -----------

Gain (loss) from discontinued operations               109,424          (1,116,857)      (260,697)      (1,519,553)
                                                    ----------        ------------     ----------      -----------

Net loss                                            $ (127,562)       $ (1,212,267)    $ (764,727)     $(1,759,790)
                                                    ==========        ============     ==========      ===========

Loss per share (basic and diluted):
    Continuing operations                           $    (0.01)       $      (0.00)    $    (0.02)     $     (0.01)
                                                    ==========        ============     ==========      ===========
    Discontinued operations                         $    (0.00)       $      (0.05)    $    (0.01)     $     (0.07)
                                                    ==========        ============     ==========      ===========
    Net loss per share                              $    (0.01)       $      (0.05)    $    (0.03)     $     (0.08)
                                                    ==========        ============     ==========      ===========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                      Tice Technology, Inc. & Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                                                                                For the six months
                                                                                ended September 30,
                                                                           2002                  2001
                                                                        -----------          ------------
                                                                                    (unaudited)
Net cash flows from operating activities:
    Net loss                                                            $  (764,727)         $ (1,759,790)
    Adjustments to reconcile net loss to net
        cash used by operating activities:
         Depreciation                                                       247,938               756,500
         Amortization                                                        19,957                72,118
         Increase in cash surrender value of life insurance                      --                (1,000)
         Change in allowance for doubtful accounts                           40,000               (19,435)
         Change in inventory reserve                                             --                 8,000
         Loss on sale of property and equipment                               8,378                   179
         (Gain) loss on disposal of divisions                              (297,303)              678,411
    Changes in operating assets and liabilities:
         Receivables                                                       (199,899)              375,692
         Prepaid expenses and other assets                                  126,600               (46,381)
         Inventory                                                           18,763               (97,803)
         Accounts payable and accrued liabilities                          (547,034)              (52,127)
         Other liabilities                                                 (135,701)               32,950
                                                                        -----------          ------------

    Net cash used by operating activities                                (1,483,028)              (52,686)

Cash flows from investing activities:
    Purchases of property and equipment                                     (24,639)           (1,518,931)
    Proceeds from disposal of property and equipment                      1,550,326             1,965,352
    Payments received on financing and other notes receivable                98,329                63,058
    Advances to Atmospheric Glow Technologies, LLC                       (1,809,000)                   --
    Additions to other assets                                               (40,000)              (51,219)
                                                                        -----------          ------------

    Net cash (used) provided by investing activities                       (224,984)              458,260

Cash flows from financing activities:
    Proceeds from notes payable and long-term debt                        3,000,115             1,287,946
    Proceeds from notes payable to related parties                        1,871,250                    --
    Proceeds from life insurance loan                                            --                20,376
    Principal payments on notes payable to related parties                 (131,609)              (27,122)
    Principal payments on notes payable and long-term debt               (1,462,478)           (1,488,936)
    Principal payments on capital lease obligations                         (27,992)              (35,279)
    Net change in escrow account                                                 --              (256,011)
                                                                        -----------          ------------

    Net cash provided (used) by financing activities                      3,249,286              (499,026)
                                                                        -----------          ------------

    Net increase (decrease) in cash and cash equivalents                  1,541,274               (93,452)

Cash and cash equivalents, beginning of period                              131,548               173,205
                                                                        -----------          ------------

Cash and cash equivalents, end of period                                $ 1,672,822          $     79,753
                                                                        ===========          ============

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                      Tice Technology, Inc. & Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

1.       Condensed Consolidated Financial Statements

         The accompanying unaudited condensed consolidated financial statements of Tice Technology, Inc. & Subsidiaries ("Tice" or "the Company") include the accounts of Tice Technology, Inc. ("TTI") and its three wholly owned subsidiaries, Tice Engineering and Sales, Inc. ("TES"), MidSouth Sign Company, Inc. ("MidSouth") and LandOak Company, Inc. ("LandOak"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended March 31, 2003. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as of and for the period ended March 31, 2002.

         During fiscal year 2002, the Company discontinued operations of its MidSouth and LandOak subsidiaries and began pursuing opportunities to sell these subsidiaries. During the three-month period ended September 30, 2002 the Company sold the installation and surveying divisions of MidSouth. In August of 2001, the Company discontinued the operations of TES. The results of operations for the three- and six-months ended September 30, 2001 have been restated in the same format as the three- and six-months ended September 30, 2002.

2.       Disposal of Business Divisions

         On July 1, 2002 the Company sold the MidSouth installation division to a former MidSouth employee for a note receivable of $139,500 due in installments with full payment due within one year. The Company recognized a $10,257 gain on the sale of fixed assets with a net book value of $129,243. Additionally, the Company sold the MidSouth surveying division to Charles R. West, the Company's President and CEO, and an unrelated person on August 1, 2002 in a transaction wherein the purchaser assumed $662,285 in accounts payable, notes payable and accrued liabilities in exchange for $375,239 of accounts receivable, other assets and fixed assets. The Company recognized a $287,046 gain on this sale.

         During the second quarter of 2002, the Company disposed of substantially all of the assets of TES. The Company recognized a loss of $678,411 on the disposal of these assets and related expenses.

         Revenues and income (losses) from operations net of applicable income taxes of discontinued operations are as follows:

                                        Three Months Ended (amounts in thousands)
                         September 30, 2002                       September 30, 2001
                         ------------------                       ------------------
                    LandOak    MidSouth    Total        TES      LandOak     MidSouth      Total
                    -------    --------    -----        ---      -------     --------      -----
  Revenue           $   104    $    792    $  896    $      0     $  610     $  1,502    $  2,112
  Gain (loss)       $  (110)   $    219    $  109    $ (1,056)    $  (69)    $      8    $ (1,117)

                                          Six Months Ended (amounts in thousands)
                         September 30, 2002                       September 30, 2001
                         ------------------                       ------------------
                    LandOak    MidSouth    Total        TES      LandOak     MidSouth      Total
                    -------    --------    -----        ---      -------     --------      -----
  Revenue           $   311    $  1,799    $ 2,110   $      0    $ 1,281     $  3,240    $   4,521
  Gain (loss)       $  (223)   $    (38)   $  (261)  $ (1,066)   $  (503)    $     49    $  (1,520)

         Total assets and liabilities are as follows:

                         September 30, 2002                        March 31, 2002
                         ------------------                        --------------
                    LandOak    MidSouth    Total        TES      LandOak     MidSouth      Total
                    -------    --------    -----        ---      -------     --------      -----
  Assets            $ 1,754    $  1,202    $ 2,956   $     40    $ 2,534     $  1,877    $   4,451
  Liabilities       $ 3,072    $  1,309    $ 4,381   $    315    $ 4,207     $  2,298    $   6,820

3.       Recognition of Losses on Receivables

         Accounts are reviewed at least quarterly. The allowance for bad debts on trade and notes receivable reflects management's best estimate of probable losses, including specific allowances for known troubled accounts. All accounts deemed to be uncollectible are written off to the allowance for losses.

4.       Inventory

         Inventory consists of the following:

                                                   September 30,                  March 31,
                                                       2002                         2002
                                               ----------------------      --------------------
                  Raw materials                $              60,136       $              58,140
                  Work in process                             65,552                      86,575
                  Finished goods                              59,287                      59,023
                                               ---------------------       ---------------------
                                               $             184,975       $             203,738
                                               =====================       =====================

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

         Following is a reconciliation of the numerators and denominators of the basic and diluted loss per share:

                                           For the three months          For the six months
                                            ended September 30,          ended September 30,
                                            -------------------          -------------------
                                             2002        2001             2002       2001
                                             ----        ----             ----       ----
              Loss:
              Basic and diluted:
                  Loss available to
                    common stockholders   $  (127,562)   $(1,212,267)  $  (764,727) $ (1,759,790)

              Shares:
                Basic and diluted:
                  Weighted average common
                    shares outstanding     23,523,329     22,398,329    23,523,329    22,398,329

6.       Notes Payable and Long-Term Debt

         Since March 31, 2002, the Company has issued $2,977,916 of 6%, 180 day notes payable to individuals to provide operational financing, funds for debt retirement, and to make advances to Atmospheric Glow Technologies, LLC as described in greater detail elsewhere herein. These notes, totaling $3,142,066 (including $26,250 to a related party), are convertible into Common Shares of the Company at the option of the note holders based on a conversion price of $0.07 per share. Additionally, the Company has issued $1,845,000 of 10%, 180 day notes payable to a related party.

7.       Income Taxes

         The provision for income taxes relates to foreign taxes on TES's license fees and royalty income.

8.       Contingent Matters

         In July 2002, the Company entered into a term sheet to acquire the assets of Atmospheric Glow Technologies, LLC ("A-G Tech"), including the commercialization and market rights held by A-G Tech to the patented Atmospheric Plasma technology. The term sheet is non-binding except as to repayment, or conversion to equity, of funds advanced prior to closing and certain confidentiality and exclusivity provisions and is contingent on the execution of a definitive agreement. Under the term sheet, the Company is required to advance funds to A-G Tech to fund a stock redemption transaction and A-G Tech's continuing operations until the closing of the acquisition. Since March 31, 2002, the Company has advanced $1,809,000 to A-G Tech. Additionally, as required under the term sheet and to fund the ongoing expenses of TTI and TES, the Company is seeking to raise $3.2 million in capital under a private placement memorandum. In so doing, the Company has issued promissory notes to investors. Such notes accrue interest at 6%; principal and interest are payable 180 days after the investment date; the notes are convertible, at the option of the holders, into Common Shares at a rate of $0.07 per share; and interest will not accrue if the notes are converted. The conversion is conditional upon Tice amending its Certificate of Incorporation to authorize additional shares. Through October 15, 2002, the Company has issued approximately $3.2 million in notes to investors.

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

9.       Continuing Operations

         Under agreements by which it licenses patented technology to other manufacturers, TES expects to continue to earn royalties and possible additional licensing fees.

         As shown in the accompanying condensed consolidated financial statements, the Company's cash flow from operations is not sufficient to fund the Company's current business activities. Company losses have been funded through additional borrowings. The ability of the Company to continue as a going concern is dependent on management's ability to develop profitable operations by discontinuing or divesting unprofitable businesses and acquiring businesses that are or will become profitable while maintaining adequate financing until such time as cash flow from operations is sufficient. Management believes that available cash and additional debt will be sufficient to meet expected operating requirements, including disposition and acquisition activities, over the near term. LandOak is in the process of liquidating its rental vehicle inventory and satisfying the related indebtedness. The Company is in negotiations and expects to sell the stock of LandOak as a condition of its agreement to acquire A-G Tech. Additionally, the Company has entered into an agreement to sell the stock of MidSouth as a condition of its agreement to acquire A-G Tech. The Company has substantially reduced its operating costs commensurate with its cessation of these operations.

         The Company has entered into a term sheet to acquire Atmospheric Glow Technologies, LLC, which management believes will provide the mechanism for the Company to secure future funding and to develop a profitable line of business. The Company is currently engaged in the process of raising new capital for the completion of the acquisition of A-G Tech, such funding to be completed in two phases. The first phase issuance of short-term convertible notes has provided short-term capital necessary to allow the Company to operate and meet its pre-closing obligations under the term sheet entered into with A-G Tech. The second phase is the issuance of the Company's Common Shares through a private placement which is expected to be completed no later than December 2002. Based on the successful results to date of the first phase of funding and its negotiations for the divestitures of both LandOak and MidSouth, management is optimistic that the Company will raise the necessary capital and meet the other necessary conditions to complete the acquisition of A-G Tech. Management believes that these actions will lead to future profitability and positive cash flow such that the Company will be able to continue as a going concern.

Item 2.     Management's Discussion and Analysis or Plan of Operation.

Results of Operations

         Royalty revenue on patents decreased $14,826 to $30,174 in the second quarter of fiscal year 2003 from $45,000 in the second quarter of fiscal year 2002. For the first six months of fiscal year 2003 royalty revenue decreased $10,152 to $60,348 from $70,500 in the same period of fiscal year 2002. These decreases were the result of fewer patents in fiscal year 2003.

         Selling, general and administrative expenses, comprised primarily of expenses of the holding company, increased in the three- and six-month periods ended September 30, 2002 by 101% and 83%, respectively. These increases reflect increases in the holding company's management salaries and benefits, and legal and accounting fees related to the company's disposition and acquisition activities

         Interest expense for the three- and six-month period ended September 30, 2002 increased 83% and 35%, respectively, due to additional borrowing to continue operations and position the Company for the purchase of the assets of Atmospheric Glow Technologies, LLC ("A-G Tech").

         Other expenses of $50,000 during the six-month period ended September 30, 2002 reflect the one-time write off of advances to Glow Products Corporation, Inc. in settlement of the termination of a letter of intent and as part of the Company's proposed acquisition of A-G Tech described in detail elsewhere in this quarterly report.

         The loss from continuing operations increased by 148% to $236,986 in the second quarter of fiscal year 2003 from $95,410 in the second quarter of fiscal year 2002. For the first six months of fiscal year 2003 the loss from continuing operations increased 110% to $504,030 from

$240,237 in the same period of fiscal year 2002. This increase was primarily the result of increased selling, general and administrative and interest expenses

         The Company has a gain from discontinued operations in the second quarter of fiscal year 2003 of $109,424 compared to a loss from discontinued operations of $1,116,857 in the second quarter of fiscal year 2002, a difference of $1,226,281. For the first six months, the loss from discontinued operations decreased $1,258,856 to $260,697 in fiscal year 2003 from $1,519,553 in fiscal year 2002. These changes are primarily due to a gain on the disposition of assets of $288,925 in fiscal year 2003 compared to a loss on the disposition of assets of $678,590 in fiscal year 2002.

Liquidity and Capital Resources

         Cash flows from operations are not sufficient to fund the Company's current business activities. The increase of cash used in operations of $1,430,342 to $1,483,028 for the six-month period ending September 30, 2002 from $52,686 in the comparable period for fiscal year 2002 was funded through the issuance of additional long-term debt. The Company expects that available cash and long-term debt will be sufficient to meet its expected operating requirements, including disposition and acquisition activities, over the near term.

         Cash used by investing activities was $224,984 for the six-month period ended September 30, 2002 as compared to cash provided by investing activities of $458,260 in the comparable period of fiscal year 2002. The $683,244 decrease was mainly due to an offset of fewer fixed asset purchases and $1,809,000 of advances to A-G Tech in the current period. The Company will continue to divest itself of assets in its discontinued operations and does expect to make additional advances to A-G Tech.


         Cash provided by financing activities was $3,249,286 for the six-month period ended September 30, 2002 as compared to cash used in financing activities of $499,026 in the comparable period of fiscal year 2002. The $3,748,312 increase is primarily due to the $3,583,419 increase in proceeds provided from notes payable and long-term debt during the current period over the same period of fiscal year 2002. As more fully discussed below, the Company expects to raise additional capital through the issuance of common stock. These funds will be available for operations upon successful consummation of the A-G Tech acquisition.

         The Company will continue to seek new licensees or possible purchasers of the Electronic Gearing Technology owned by its subsidiary, TES. However, no assurances can be made that a new licensee or possible purchasers can be located. Also, there are no assurances that royalty income will continue to be earned by the Company.

         Upon successful consummation of the A-G Tech acquisition, the Company will devote all of its resources and attention to the final development and commercialization of the A-G Tech technology. Under the term sheet entered into on July 3, 2002 with A-G Tech (the "Term Sheet"), Tice will name a new President and CEO, who is expected to be Thomas W. Reddoch. Mr. Reddoch is currently a member of the boards of directors of both Tice and A-G Tech. Mr. Reddoch's expertise in the areas of technology and development are considered critical to the Company's future success in the final development and the commercialization of the atmospheric plasma technology and the various applications using the technology. Mr. West, the current

President and CEO of Tice, will become the CFO of the company and other key management members will be recruited. Currently, A-G Tech has one product being marketed and four other applications being developed and readied for commercialization. Several other potential applications have been identified and it is expected that initial research will be performed to determine marketability.

         To consummate the transaction with A-G Tech, Tice must raise $6,500,000 of capital, of which up to $1,000,000 may be the conversion of existing Tice long-term notes. This new capital will be used for acquisition costs, costs of the further development and commercialization of the A-G Tech technology, retirement of existing Tice indebtedness and general corporate working capital. It is expected that the funding will be in two phases: (1) short term notes convertible into Tice Common Shares and, once the initial threshold is met, (2) an equity investment in exchange for Tice Common Shares. Management believes that this new capital can be obtained, but it can provide no assurances that the minimum levels can be met. In the event minimum levels are not met, funds advanced to A-G Tech prior to closing will be due back to Tice or can be converted into a membership interest in A-G Tech at Tice's discretion.

         Management believes that Tice's future results of operations will be influenced by a number of factors including general economic conditions, the ability of the company to secure necessary funding, dependence on new management to successfully develop and market new technologies and, ultimately, the market acceptance of the applications based on the A-G Tech technology. Because of these factors as well as other factors, historical results should not be relied on as an indicator of future performance.

Contingent Matters

Proposed Divestitures and Acquisition

         As mentioned above, Tice has entered into the Term Sheet with A-G Tech evidencing Tice's intent to acquire substantially all of the assets and assume certain liabilities of A-G Tech in exchange for cash and Tice Common Shares. In conjunction with its acquisition of A-G Tech, Tice plans to liquidate the majority of LandOak assets and sell some of the assets of MidSouth prior to selling the stock of the two subsidiaries. However, Tice plans to retain its subsidiary TES which ceased business in August 2001, but which holds certain patents including the patent on the Electronic Gearing Technology (implemented in products for the sewing industry) and a licensing agreement under which it receives royalties and may receive license fees. Pursuant to the Term Sheet, Tice will change its management and name. The Term Sheet is nonbinding (except as to certain provisions such as the return of advances made by Tice to A-G Tech, confidentiality and exclusive dealing) and the proposed acquisition is contingent on several conditions, including, but not limited to, approval by the shareholders of Tice of the sale or liquidation of the existing Tice subsidiaries (other than TES) and the increase in the number of authorized shares. The acquisition is also contingent on the completion of a private placement. A description of the proposed divestitures and acquisition follows.

Divestiture of Subsidiaries

         As part of the proposed transaction with A-G Tech, Tice plans to sell the stock of LandOak to two related parties, Pat Martin and Mike Atkins, who are directors and shareholders of Tice in return for the buyers' assumption of the LandOak liabilities. The buyers are expected to continue to liquidate the business.

         As part of the proposed transaction with A-G Tech, Tice has agreed to divest itself of MidSouth. During the second quarter of fiscal year 2003, the Company sold its installation business and certain related assets to a former MidSouth employee for $139,500 payable monthly through June 1, 2003. The asset purchase agreement included a supply agreement whereby MidSouth granted the purchaser the exclusive right to supply installation services for twelve months. The purchaser also agreed not to compete with MidSouth for business in certain areas or hire MidSouth's employees that are not listed in the agreement as available to purchaser.

         National Services Associates, Inc., a Tennessee corporation owned by the current President of Tice, Charles West, and an unrelated person, purchased the NSA division and the related assets effective August 1, 2002. The consideration was forgiveness of approximately $278,000 owed by MidSouth to the purchasers and the purchaser's assumption of the liabilities related to the NSA division. Pat Martin, a director of Tice, negotiated the transaction on behalf of Tice as it involved a purchase by the existing President of Tice. MidSouth agreed not to compete with the purchaser in the area of national signage surveys and not to solicit customers listed in the agreement for twenty-four months following the closing. In consideration of the agreement, the purchaser agreed to pay MidSouth a fee of 5% of receipts from the customers listed on the exhibit. MidSouth also agreed not to offer employment to NSA employees for twelve months.

         With respect to the remaining MidSouth business (design, fabrication and service), the employee who purchased the installation business and related assets in July 2002 has agreed to acquire the stock of MidSouth, provided that Tice pays off the MidSouth secured debt to two financial institutions prior to the closing with A-G Tech and provided that Tice advances $250,000 of working capital to MidSouth. Payment of these amounts will satisfy amounts owed by Tice, TES and LandOak to MidSouth and the excess of such payments to MidSouth will be a loan from Tice to MidSouth which will be secured by MidSouth's assets. The loan is not expected to exceed $300,000 and will bear interest at 6%. As of October 15, 2002, Tice had advanced MidSouth $250,000 as part of this agreement, but had not retired the debt to the two financial institutions. Repayments by MidSouth to Tice will be made over two years based on five year amortization with all remaining principal and interest due at the end of twenty-four months. Tice will be prohibited from competing with MidSouth or hiring any MidSouth employees for five years from the date of closing. Tice has the option for $1 for ten years to acquire up to 10% of the outstanding stock of MidSouth. MidSouth must notify Tice at least thirty days in advance of any sale of the stock or substantially all assets of MidSouth.

         As this sale (and the sale of the stock of LandOak) is a sale of substantially all assets of Tice, Tice's shareholders must approve the sale. A meeting is set for December 17, 2002 and a proxy is being prepared. Shareholders holding in excess of 51% of the issued and outstanding Common Shares of Tice have agreed to vote their shares in favor of the sale.

Proposed Acquisition

         As discussed previously, Tice and A-G Tech have evidenced their interest to effect Tice's acquisition of A-G Tech by way of the Term Sheet. The Term Sheet is not binding on the parties except with respect to certain confidentiality and exclusivity provisions and the return or conversion to equity of certain funds advanced or to be advanced by Tice prior to the completion of the acquisition. Under the Term Sheet, Tice has advanced A-G Tech $1,525,000 to fund a stock redemption agreement and has agreed to advance A-G Tech $50,000 each 30 days between the date of the Term Sheet and the closing of the acquisition (with $1,809,000 having been advanced through September 2002 and an additional $225,000 having been advanced to A-G Tech by a third party with ultimate repayment of such advance expected to be made by an issuance of Tice Common Shares), and will issue 87,456,629 Tice Common Shares and 500,000 Tice Class B Common Shares to A-G Tech. The shares would be nontransferable (except in the case of dissolution of A-G Tech when they could be transferred to A-G Tech's owners) for twelve months. A-G Tech, as well as two of Tice's current directors (Mike Atkins and Pat Martin) will receive piggyback registration rights for twelve months beginning after the end of the twelve-month restriction on sale. Tice must amend its Certificate of Incorporation to authorize additional shares and to change its name. Tice's shareholders must approve the amendment to the Certificate of Incorporation.

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

         Tice agrees to raise $6,500,000 of cash or conversion of outstanding debt in return for no more than 115,000,000 of its Common Shares. The Lanrick Group, owned by Pat Martin, or its assignees will have the right to invest an additional $500,000 in Tice at a purchase price of $0.07 per Common Share for a period of three years from the closing. Tice will divest itself of LandOak and MidSouth and not negotiate to acquire, or acquire, any other businesses prior to the closing. Tice will terminate all of its employees and enter into employment agreements reasonably acceptable to it with key employees of A-G Tech. Additionally, Tice agreed to assist A-G Tech in obtaining financing to purchase certain testing equipment costing $225,000. This financing has been completed with a loan from the Tennessee Center for Research and Development ("TCRD") to A-G Tech. In connection with the loan, TCRD had the right to convert the debt to Tice Common Shares at $0.07 per share that it has exercised, and such funds are included as advanced by Tice to A-G Tech.

         Prior to closing, the University of Tennessee Research Corporation ("UTRC"), which is the licensor of the license relating to the Atmospheric Plasma technology, must have approved the proposed transactions with Tice.

Atmospheric Glow Technologies

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

         The Atmospheric Plasma platform technology is in part the result of an investment of more than $5,000,000 and ten years of research by the University of Tennessee. The technology platform is encompassed in a portfolio of eight issued patents held by UTRC. During the past two years, A-G Tech has secured over $1,500,000 in funding, primarily from government contracts, and has advanced this university laboratory technology by extending it to an industrial setting. A-G Tech has filed three additional patent applications/disclosures. A-G Tech also holds a license (with rights to sub-license) for certain UTRC patents and has recently amended the license with UTRC to clarify and enhance its position. It has also recently acquired the rights to two patents on air filtration from an unrelated entity to enhance A-G Tech's intellectual property position. A-G Tech expects to file additional patent applications as the technology is further developed.

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

         OAUGDP(TM) is formed by generating an electronic field by applying high voltage audio frequency currents across two insulated metallic electrodes. This configuration establishes uniform glow discharge which electronically breaks down air into short-lived reactive "oxygen-based" chemicals as gases. These "oxygen-based" chemicals consist of single oxygen atoms (O-normal oxygen in air is O\\2\\), various nitrogen oxides and other oxygen radicals. Upon creation, these active gases begin attaching to other atoms and the resulting chemistry serves to alter otherwise stable molecular structures. When organic-based substances, which can include warfare agents and microorganisms (like bacterial viruses and molds), are exposed to these active gases, drastic and rapid changes occur in their structures that result in their destruction or render them harmless. For example, Atmospheric Plasma has been shown to neutralize the surrogates for such chemical and biological warfare agents as sarin, mustard gas, smallpox and anthrax.

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

         OAUGDP(TM) is protected by multiple patents and A-G Tech has a license under which it has the right to commercially develop the technology in territories in which patents exist. A-G Tech has a right of first refusal to acquire licenses for related patents issued in the future during the term of the license. The license is subject to certain rights held by or restrictions imposed by the United States or agencies of the United States which arose as a result of the receipt of government funding. In addition, the license is subject to prior rights in several entities, most of which Tice believes to have been abandoned and which belief will be confirmed prior to closing. In addition, UTRC has retained the right to grant non-commercial licenses for educational, research and institutional purposes to UTRC, the University of Tennessee, and the originators of the patents and non-profit institutions with which they are affiliated. The exclusions and the right to grant additional commercial licenses are expected to be deleted in the amendment to the license. A-G Tech is also negotiating to obtain a right of first refusal for additional patents relating to the Atmospheric Plasma technology in the amendment.

         Under the license, A-G Tech must pay UTRC royalties of 3% of net sales. A-G Tech also is required to pay an annual license maintenance fee of which $20,000 was due in September 2002, but has not been paid. A-G Tech has not received a notice of non-payment. In addition, $20,000 will be due to UTRC in September 2003, $40,000 in September 2004 and September 2005, and $50,000 in September of each following year. Any royalties paid during the twelve month period prior to the payment due date (September 30) are credited against the annual license maintenance fee. A-G Tech must also pay UTRC 10% of the first $100,000 received by A-G Tech in other payments relating to the technology and patents (excluding royalties), 20% of the second $100,000 and 30% of amounts in excess of $200,000.

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

         Acquisition. Tice has decided to seek opportunities through acquisition. Management believes that the acquisition of the assets of A-G Tech, with sufficient capital and the right management, can lead to creation of long term value. There is no assurance that Tice will be able to meet the conditions necessary to consummate the agreement with A-G Tech, that it will be able to obtain sufficient capital for the successful development and commercialization of the new technology, or that the market and general economic conditions will allow for successful commercialization of new applications.

         Divestiture of Existing Businesses. Tice intends to divest itself of both LandOak and MidSouth, and must do so prior to closing of the purchase of A-G Tech. There are no assurances that current negotiations to sell LandOak or all conditions under the MidSouth sale agreement will be successfully met in order to satisfy the requirements of the Term Sheet.

         Product Development. If the A-G Tech acquisition is successfully consummated, the key to future success will be the Company's ability to develop and commercialize new applications using the OAUGDP(TM) technology. There are no assurances that the Company can successfully develop or commercialize new applications of the OAUGDP(TM) technology.

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

         Such other factors include, among others, those described elsewhere in this "Management's Discussion and Analysis" and those factors listed below. Some of those factors will change with the sale of the operations described elsewhere herein.

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

         . the dependence on patents and the ability to protect proprietary products, the potential that existing patents or future patents obtained by the Company will not be enforceable, the risk that the products will infringe on patents held by others or the risk that competitors will develop similar or functionally similar products; and

         . the potential adverse effect of competition, the potential failure to provide competitive timely designs of cost-effective solutions, products or services and the potential adverse effect of technological change with which we are unable to keep pace.

Item 3.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

         Within the ninety days prior to the date of this report, the Company's Chief Executive Officer and the Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operations of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

Changes in Internal Controls

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                          PART II - OTHER INFORMATION

Item 2.    Changes in Securities

         During the three month period ended September 30, 2002, Tice issued promissory notes in principal amounts totaling $3,200,000. The promissory notes, at the option of the holder, may be converted to Tice Common Shares at a rate of $0.07 per share if Tice's Certificate of Incorporation is amended to increase Tice's number of authorized Common Shares to 400,000,000. Tice expects to hold the shareholders' meeting to approve the increase in authorized shares, among other things, on December 17, 2002 and is working on the proxy materials. The notes were issued privately under Section 506 of Regulation D of the Securities Act of 1933 to accredited investors and investors who the Company believes either alone or with their purchaser representatives have such knowledge and experience in financial and business matters so as to be capable of evaluating the risks of the investment. Each investor is required to execute a Subscription Agreement on which the investor makes representations regarding the investor's financial status and investing experience.

         The Lanrick Group acted as placement agent and will receive a 6% commission on funds raised. The Lanrick Group will also have the option to acquire up to $500,000 of the Common Shares at a price of $0.07 per share for three years from the closing.

Item 6.    Exhibits and Reports on Form 8-K.

(a)   Exhibits Index

         ----------------------------------------------------------------------------------------------------------
                                                                                        Exhibit           Page
                                                                                     Table Number        Number
                                                                                     ------------        ------
         ----------------------------------------------------------------------------------------------------------
          I.   Plan of Acquisition, Reorganization, Arrangement, Liquidation or
               Succession                                                                  2
         ----------------------------------------------------------------------------------------------------------
               (i)   Term Sheet between Tice Technology, Inc. and
                     Atmospheric Glow Technologies, LLC                                                      *
         ----------------------------------------------------------------------------------------------------------
               (ii)  Asset Purchase and Supply Agreement between
                     MidSouth Sign Company, Inc. and Jerry Dunlap,
                     dba MidSouth Sign Erectors, LLC                                                         *
         ----------------------------------------------------------------------------------------------------------
               (iii) Stock Purchase Agreement between Tice
                     Technology, Inc. and Jerry Dunlap                                                       *
         ----------------------------------------------------------------------------------------------------------
               (iv)  Asset Purchase Agreement between MidSouth
                     Sign Company, Inc. and National Services
                     Associates, Inc.                                                                        *
         ----------------------------------------------------------------------------------------------------------

          II.  Articles of Incorporation and Bylaws                                        3
         ----------------------------------------------------------------------------------------------------------
               (i)   Certificate of Incorporation of Tice Technology,
                     Inc.                                                                                  +/-
         ----------------------------------------------------------------------------------------------------------
               (ii)  Bylaws of Tice Technology, Inc.                                                       +/-
         ----------------------------------------------------------------------------------------------------------

          III. Instruments Defining Rights of Security Holders                             4
         ----------------------------------------------------------------------------------------------------------
               (i)   Form of Promissory Note Issued in Connection
                     with Private Placement Closed on June 25, 1999                                          #
         ----------------------------------------------------------------------------------------------------------
               (iii) Warrant Agreement relating to Rights to Purchase
                     up to 100,000 Common Shares of Tice
                     Technology, Inc. Received by Holders of the
                     Promissory Notes                                                                        #
         ----------------------------------------------------------------------------------------------------------
               (iv)  Security Agreement Pledging Patents as Security
                     for Promissory Notes                                                                    #
         ----------------------------------------------------------------------------------------------------------
               (v)   Registration Rights Agreement Giving Purchasers
                     under the Private Placement Closed on June 25,
                     1999 Certain Demand and Piggyback Registration
                     Rights                                                                                  #
         ----------------------------------------------------------------------------------------------------------
               (vi)  Option Agreement Relating to Option to Purchase
                     Up to 50,000 Common Shares of Tice
                     Technology, Inc. Granted to Finder                                                      #
         ----------------------------------------------------------------------------------------------------------
               (vii) Incentive Stock Option Plan and Agreement
                     Between Charles R. West and Tice Technology,
                     Inc.                                                                                    #
         ----------------------------------------------------------------------------------------------------------

         ----------------------------------------------------------------------------------------------------------
                                                                                        Exhibit           Page
                                                                                     Table Number        Number
                                                                                     ------------        ------
         ----------------------------------------------------------------------------------------------------------
          IV.  Additional Exhibits                                                        99
         ----------------------------------------------------------------------------------------------------------
               (i)   Certifications - Chief Executive Officer, Charles
                     R. West                                                                                26
         ----------------------------------------------------------------------------------------------------------
               (ii)  Certifications - Chief Accounting Officer, Sharon
                     Draper                                                                                 27
         ----------------------------------------------------------------------------------------------------------

*     Previously filed as an exhibit to Form 10-KSB for the year ended March
      31, 2002.

+/- Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Tice Technology, Inc. that became effective August 1, 1997.

#     Previously filed as an exhibit to Form 10-K for the year ended March
      31, 2000.

(b) There were no reports on Form 8-K filed during the quarter ended September 30, 2002.

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

                             Tice Technology, Inc.



                             By:      /s/ Charles R. West
                                      ----------------------------------------
                                      Charles R. West, President and
                                      Chief Executive Officer

                                      Date: November 7, 2002

                             By:      /s/ Sharon Draper
                                      ----------------------------------------
                                      Sharon Draper, Chief Accounting Officer

                                      Date: November 7, 2002