Form 10QSB
period 2002-12-31
TICE TECHNOLOGY INC
filed 2003-02-10
CIK 1020676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2002

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

            ---------------------------------------------------------

                               10267 Kingston Pike
                           Knoxville, Tennessee 37922
                    (Address of principal executive offices)

                                 (865) 531-0000
                           (Issuer's telephone number)

            ---------------------------------------------------------


     The number of shares outstanding of each of the registrant's classes of common stock on January 15, 2003 was 22,773,329 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

     Transitional Small Business Disclosure Format:               Yes [ ] No [X]


                            Exhibit Index at page 23.

                         PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                                                                            Page
                                                                            ----

Condensed Consolidated Balance Sheets -- As of December 31, 2002             3
      and March 31, 2002

Condensed Consolidated Statements of Operations -- For the Three and Nine    5
      Months Ended December 31, 2002 and 2001

Condensed Consolidated Statements of Cash Flows -- For the Nine Months       6
      Ended December 31, 2002 and 2001

Notes to Unaudited Condensed Consolidated Financial Statements               7

                      Tice Technology, Inc. & Subsidiaries
                      Condensed Consolidated Balance Sheets
                      -------------------------------------

                                                               December 31,      March 31,
                                                                   2002           2002 (1)
                                                               ------------     ----------
                                                               (unaudited)
Assets

Cash and cash equivalents                                      $1,326,740       $  131,548
Accounts receivable, net                                          621,635          785,835
Current portion of financing notes receivable, net                163,514          218,738
Advances to Atmospheric Glow Technologies, LLC                  2,075,000               --
Employee advances receivable                                           --           53,485
Prepaid expenses and other current assets                          80,355           82,712
Costs and estimated earnings in excess of billings
   on uncompleted contracts                                            --           45,388
Vehicles held for sale, net                                       123,345        1,317,571
Note receivable - other                                           110,430               --
Inventory, net                                                    181,083          203,738
                                                               ----------       ----------
   Total current assets                                         4,682,102        2,839,015

Property and equipment:
   Leasehold improvements                                           5,157           26,794
   Furniture, fixtures and equipment                              299,892          515,753
   Rental and lease vehicles                                      655,598          818,984
   Building and improvements                                           --          344,188
   Land                                                                --          123,000
   Vehicles                                                        48,000          191,348
                                                               ----------       ----------
   Total property and equipment                                 1,008,647        2,020,067
   Less accumulated depreciation                                 (371,845)        (436,636)
                                                               ----------       ----------

           Property and equipment, net                            636,802        1,583,431

Financing notes receivable, less current portion, net              93,486          152,666
Patents, net                                                      157,300          160,822
Debt issuance costs, net                                            5,444           13,609
Other assets                                                       40,000               --
                                                               ----------       ----------

   Total assets                                                $5,615,134       $4,749,543
                                                               ==========       ==========


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

(1) The March 31, 2002 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

                                                               December 31,      March 31,
                                                                   2002           2002 (1)
                                                               ------------     ----------
                                                               (unaudited)
Liabilities and Stockholders' Deficit

Current portion of notes payable                               $ 6,051,906      $ 3,963,758
Current portion of notes payable to related parties              2,421,250          681,609
Accounts payable                                                   907,111        1,454,505
Accrued liabilities                                                469,893          778,594
Current portion of capital lease obligations                        24,851           54,474
Other current liabilities                                          181,867          222,470
                                                               -----------      -----------
       Total current liabilities                                10,056,878        7,155,410

Notes payable, less current portion, net                           639,563        1,313,676
Capital lease obligations, less current portion                     34,470           55,491
Other liabilities                                                       --           27,957
                                                               -----------      -----------
       Total liabilities                                        10,730,911        8,552,534

Stockholders' deficit                                           (5,115,777)      (3,802,991)
                                                               -----------      -----------

    Total liabilities and stockholders' deficit                $ 5,615,134      $ 4,749,543
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

                      Tice Technology, Inc. & Subsidiaries
                 Condensed Consolidated Statements of Operations
                 -----------------------------------------------

                                                                    For the three months             For the nine months
                                                                     ended December 31,               ended December 31,
                                                                ----------------------------    -----------------------------
                                                                   2002              2001          2002              2001
                                                                                  (restated)                      (restated)
                                                                ---------         ----------    ----------        -----------
                                                                        (unaudited)                       (unaudited)
Operating revenues:
  Royalties                                                     $  30,174         $ (15,335)    $    90,522       $    55,165
                                                                ---------         ---------     -----------       -----------

  Total operating revenues                                         30,174           (15,335)         90,522            55,165

Operating expenses:
  Selling, general and administrative                             186,031            80,923         562,495           286,690
                                                                ---------         ---------     -----------       -----------

  Total operating expenses                                        186,031            80,923         562,495           286,690
                                                                ---------         ---------     -----------       -----------

Operating loss                                                   (155,857)          (96,258)       (471,973)         (231,525)

Other expense:
  Interest expense                                               (110,698)          (47,229)       (242,577)         (145,149)
  Other expense                                                        --                --         (50,000)               --
                                                                ---------         ---------     -----------       -----------

  Net other expense                                              (110,698)          (47,229)       (292,577)         (145,149)
                                                                ---------         ---------     -----------       -----------

Loss from continuing operations
  before foreign taxes                                           (266,555)         (143,487)       (764,550)         (376,674)
Provision for foreign taxes                                         3,018            (1,533)          9,053             5,517
                                                                ---------         ---------     -----------       -----------

Loss from continuing operations                                  (269,573)         (141,954)       (773,603)         (382,191)

Discontinued operations net of applicable income tzxes:

  Loss from operations of discontinued
    subsidiaries                                                 (278,486)         (632,254)       (828,108)       (1,473,217)
  Gain (loss) from disposal of assets                                  --                --         288,925          (678,590)
                                                                ---------         ---------     -----------       -----------

Loss from discontinued operations                                (278,486)         (632,254)       (539,183)       (2,151,807)
                                                                ---------         ---------     -----------       -----------

Net loss                                                        $(548,059)        $(774,208)    $(1,312,786)      $(2,533,998)
                                                                =========         =========     ===========       ===========

Loss per share (basic and diluted):
  Continuing operations                                         $   (0.01)        $   (0.00)    $     (0.03)      $     (0.02)
                                                                =========         =========     ============      ===========
  Discontinued operations                                       $   (0.01)        $   (0.03)    $     (0.03)      $     (0.09)
                                                                =========         =========     ============      ===========
  Net loss per share                                            $   (0.02)        $   (0.03)    $     (0.06)      $     (0.11)
                                                                =========         =========     ============      ===========


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                      Tice Technology, Inc. & Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------

                                                                                  For the nine months
                                                                                  ended December 31,
                                                                               2002                2001
                                                                           -----------        ------------
                                                                                     (unaudited)
Net cash flows from operating activities:
   Net loss                                                                $(1,312,786)        $(2,533,998)
   Adjustments to reconcile net loss to net
     cash (used) provided by operating activities:
       Depreciation                                                            321,756           1,012,003
       Amortization                                                             28,929             108,155
       Increase in cash surrender value of life insurance                           --                (599)
       Change in allowance for doubtful accounts                                37,223              (7,742)
       Change in inventory reserve                                                  --               8,000
       Loss on sale of property and equipment                                    8,378                 179
       (Gain) loss on disposal of divisions                                   (297,303)            678,411
   Changes in operating assets and liabilities:
       Receivables                                                            (118,545)            615,102
       Prepaid expenses and other assets                                        84,942             (15,775)
       Inventory                                                                22,655              37,886
       Accounts payable and accrued liabilities                               (477,704)            166,623
       Other liabilities                                                       (68,560)            (16,128)
                                                                           ------------        -----------
   Net cash (used) provided by operating activities                         (1,771,015)             52,117

Cash flows from investing activities:
   Purchases of property and equipment                                         (24,639)         (1,500,817)
   Proceeds from disposal of property and equipment                          1,592,687           2,911,284
   Payments received on financing and other notes receivable                   143,474             104,235
   Advances to Atmospheric Glow Technologies, LLC                           (2,075,000)                 --
   Additions to other assets                                                   (40,000)            (66,219)
                                                                           ------------        -----------
   Net cash (used) provided by investing activities                           (403,478)          1,448,483

Cash flows from financing activities:
   Proceeds from notes payable and long-term debt                            3,215,715           1,287,946
   Proceeds from notes payable to related parties                            1,871,250              30,000
   Proceeds from life insurance loan                                                --              20,376
   Principal payments on notes payable to related parties                     (131,609)            (26,961)
   Principal payments on notes payable and long-term debt                   (1,540,921)         (2,976,152)
   Principal payments on capital lease obligations                             (44,750)            (60,015)
   Net change in escrow account                                                     --             118,803
                                                                           -----------         -----------
   Net cash provided (used) by financing activities                          3,369,685          (1,606,003)
                                                                           -----------         -----------
   Net increase (decrease) in cash and cash equivalents                      1,195,192            (105,403)
Cash and cash equivalents, beginning of period                                 131,548             173,205
                                                                           -----------         -----------
Cash and cash equivalents, end of period                                   $ 1,326,740         $    67,802
                                                                           ===========         ===========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                      Tice Technology, Inc. & Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements


1.   Condensed Consolidated Financial Statements

     The accompanying unaudited condensed consolidated financial statements of Tice Technology, Inc. & Subsidiaries ("Tice" or "the Company") include the accounts of Tice Technology, Inc. ("TTI") and its three wholly owned subsidiaries, Tice Engineering and Sales, Inc. ("TES"), MidSouth Sign Company, Inc. ("MidSouth") and LandOak Company, Inc. ("LandOak"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended March 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as of and for the period ended March 31, 2002.

     During fiscal year 2002, the Company discontinued operations of its MidSouth and LandOak subsidiaries and began pursuing opportunities to sell these subsidiaries. The Company sold the installation division and the surveying division of MidSouth during July and August of 2002, respectively. In August of 2001, the Company discontinued the operations of TES. The results of operations for the three- and nine-months ended December, 2001 have been restated in the same format as the three- and nine-months ended December 31, 2002.

2.   Effect of New Accounting Pronouncements

     In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation--Transition and Disclosure to provide alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Statement is effective for interim periods beginning after December 15, 2003. Management is presently assessing the impact on its financial position and results of operations.

3.   Disposal of Business Divisions

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

     Revenue and income (losses) from discontinued operations, including gain or loss from disposal of assets related to discontinued operations, net of applicable income taxes, are as follows:

                                  Three Months Ended (amounts in thousands)
                    December 31, 2002                                   December 31, 2001
                    -----------------                                   -----------------
                 LandOak     MidSouth      Total          TES       LandOak   MidSouth     Total
                 -------     --------     ------        -------     -------   --------    -------
Revenue          $   60       $  576      $  636        $     0     $  448     $1,416     $ 1,864
Loss             $ (123)      $ (155)     $ (278)       $     0     $ (198)    $ (434)    $  (632)


                                  Nine Months Ended (amounts in thousands)
                         December 31, 2002                              December 31, 2001
                         -----------------                              -----------------
                 LandOak     MidSouth      Total          TES       LandOak   MidSouth     Total
                 -------     --------     ------        -------     -------   --------    -------
Revenue          $  371       $2,375      $2,746        $     0     $1,729     $4,656     $ 6,385
Loss             $ (346)      $ (193)     $ (539)       $(1,066)    $ (701)    $ (385)    $(2,152)

      Total assets and liabilities are as follows:

                         December 31, 2002                                 March 31, 2002
                         -----------------                                 --------------
                 LandOak     MidSouth      Total          TES       LandOak   MidSouth     Total
                 -------     --------     ------        -------     -------   --------    -------
Assets           $1,603       $1,060      $2,663        $    40     $2,534     $1,877     $ 4,451
Liabilities      $3,045       $1,323      $4,368        $   315     $4,207     $2,298     $ 6,820


4.   Recognition of Losses on Receivables

     Accounts are reviewed at least quarterly. The allowance for bad debts on trade and notes receivable reflects management's best estimate of probable losses, including specific allowances for known troubled accounts. All accounts deemed to be uncollectible are written off to the allowance for losses.

5.   Inventory

     Inventory consists of the following:

                               December 31,       March 31,
                                   2002             2002
                               ------------       ---------
           Raw materials       $     40,259       $  58,140
           Work in process           39,169          86,575
           Finished goods           101,655          59,023
                               ------------       ---------
                               $    181,083       $ 203,738
                               ============       =========


6.   Loss per Share

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

     Following is a reconciliation of the numerators and denominators of the basic and diluted loss per share:

                                              For the three months            For the nine months
                                               ended December 31,              ended December 31,
                                             ------------------------     ---------------------------
                                                2002          2001            2002           2001
                                             -----------  -----------     ------------   ------------
           Loss:
           Basic and diluted:
              Loss available to
               common stockholders           $  (548,059) $  (774,208)    $ (1,312,786)  $ (2,533,998)

           Shares:
            Basic and diluted:
              Weighted average common
               shares outstanding             23,523,329   22,569,252       23,523,329     22,455,602


7.   Notes Payable and Long-Term Debt

     Since March 31, 2002, the Company has issued $3,193,516 of 6%, 180 day notes payable to individuals to provide operational financing, funds for debt retirement, and to make advances to Atmospheric Glow Technologies, LLC as described in greater detail elsewhere herein. These notes, totaling $3,357,666 (including $26,250 to a related party), are convertible into Common Shares of the Company at the option of the note holders based on a conversion price of $0.07 per share. The conversion is conditioned on Tice amending its Certificate of Incorporation to authorize additional shares. Additionally, the Company has issued $1,845,000 of 10%, 180 day notes payable to a related party.

     Subsequent to December 31, 2002, the Company's LandOak subsidiary completed a modification to its loan agreement with a financial institution. The terms of this loan modification required LandOak to immediately pay $800,000 toward the principal balance of the loan, with required future payments of $100,000 by March 31, 2003 and an additional $400,000 by June 30, 2003, and to continue to pay current interest on the outstanding balance of the loan. If all payments are made, two of the Company's directors and guarantors of the loan agree to replace an additional $400,000 of LandOak's indebtedness with personal loans, and the financial institution will forgive the remaining balance of the debt, expected to be approximately $600,000. LandOak made the required payment of $800,000 with proceeds of a convertible note payable to the two directors, convertible under the same terms as the notes payable described in the paragraph above. This note payable is classified as a current liability.

8.   Income Taxes

     The provision for income taxes relates to foreign taxes on TES's license fees and royalty income.

9.   Contingent Matters

     In July 2002, the Company entered into a term sheet to acquire the assets of Atmospheric Glow Technologies, LLC ("A-G Tech"), including the commercialization and market rights held by A-G Tech to the patented Atmospheric Plasma technology. The term sheet, the term of which was extended in January 2003, is non-binding except as to repayment, or conversion to equity, of funds advanced prior to closing and certain confidentiality and exclusivity provisions and is contingent on the execution of a definitive agreement. Under the term sheet, the Company is required to advance funds to A-G Tech to fund a stock redemption transaction and A-G Tech's continuing operations until the closing of the acquisition. Since March 31, 2002, the Company has advanced $2,075,000 to A-G Tech. Additionally, as required under the term sheet and to fund the ongoing expenses of TTI, TES, and A-G Tech, the Company raised $3.2 million in capital under a private placement memorandum. In so doing, the Company has issued promissory notes to investors. Such notes accrue interest at 6%; principal and interest are payable 180 days after the investment date; the notes are convertible, at the option of the holders, into Common Shares at a rate of $0.07 per share; and interest will not accrue if the notes are converted. The conversion is conditional upon Tice amending its Certificate of Incorporation to authorize additional shares. Additionally, the Company has guaranteed a note payable issued by A-G Tech in the amount of $225,000 that allowed A-G Tech to purchase testing equipment. Repayment of this loan is, at the option of the holder of the note, convertible into Common Shares of the of the Company at a rate of $0.07 per share.

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

10.  Continuing Operations

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

     The Company has entered into a term sheet to acquire A-G Tech, which management believes will provide the mechanism for the Company to secure future funding and to develop a profitable line of business. The Company is currently engaged in the process of raising new capital for the completion of the acquisition of A-G Tech, such funding to be completed in two phases. The first phase issuance of short-term convertible notes has provided short-term capital necessary to allow the Company to operate and meet its pre-closing obligations under the term sheet entered into with A-G Tech. The second phase is the issuance of the Company's Common Shares through a private placement which is expected to be completed no later than June 30, 2003. Based on the successful results to date of the first phase of funding and its negotiations for the divestitures of both LandOak and MidSouth, management is optimistic that the Company will raise the necessary capital and meet the other necessary conditions to complete the acquisition of A-G Tech. Management believes that these actions will lead to future profitability and positive cash flow such that the Company will be able to continue as a going concern.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

     Royalty revenue on patents was $30,174 in the third quarter of 2003 up from a negative $15,335 in the third quarter of 2002 (due to correcting an over-accrual of royalty revenue from the second quarter of 2002). For the first nine months of fiscal year 2003 royalty revenue increased $35,357 to $90,522 from $55,165 in the same period of fiscal year 2002. This increase was mainly due to a reduction of previously recorded royalty revenue.

     Selling, general and administrative expenses, comprised primarily of expenses of the holding company, increased in the three- and nine-month periods ended December 31, 2002 by 130% and 96%, respectively. These increases reflect increases in the holding company's management salaries and benefits, and legal and accounting fees related to the Company's disposition and acquisition activities.

     Interest expense for the three- and nine-month periods ended December 31, 2002 increased 134% and 67%, respectively, due to additional borrowing to continue operations and position the Company for the purchase of the assets of Atmospheric Glow Technologies, LLC ("A-G Tech").

     Other expenses of $50,000 during the nine-month period ended December
31, 2002 reflect the one-time write off of advances to Glow Products Corporation, Inc. in settlement of the termination of a letter of intent and as part of the Company's proposed acquisition of A-G Tech described in detail elsewhere in this quarterly report.

     The loss from continuing operations increased by 90% to $269,573 in the third quarter of fiscal year 2003 from $141,954 in the third quarter of fiscal year 2002. For the first nine months of fiscal year 2003 the loss from continuing operations increased 102% to $773,603 from $382,191 in the same period of fiscal year 2002. This increase was primarily the result of increased selling, general and administrative and interest expenses

     The loss from discontinued operations decreased $353,768 to $278,486 in the third quarter of fiscal year 2003 from $632,254 in the third quarter of fiscal year 2002. This decrease is mainly the result of dispositions and cost reduction efforts begun in previous quarters. For the first nine months, the loss from discontinued operations decreased $1,612,624 to $539,183 in fiscal year 2003 from $2,151,807 in fiscal year 2002. These changes are primarily due to a gain on the disposition of assets of $288,925 in fiscal year 2003 compared to a loss on the disposition of assets of $678,590 in fiscal year 2002 and cost reduction efforts noted above.

Liquidity and Capital Resources

     Cash flows from operations are not sufficient to fund the Company's current business activities. Cash used in operations was $1,771,015 for the nine-month period ending December 31, 2002 as compared to $52,117 of cash provided by operations in the comparable period for fiscal year 2002. This increase of cash used in operations of $1,823,132 was funded through the issuance of additional long-term debt. The Company expects that available cash and long-term debt will be sufficient to meet its expected operating requirements, including disposition and acquisition activities, over the near term.

     Cash used by investing activities was $403,478 for the nine-month period ended December 31, 2002 as compared to cash provided by investing activities of $1,448,483 in the comparable period of fiscal year 2002. The $1,851,961 decrease was mainly due to $2,075,000 of advances to A-G Tech in the current period. The Company will continue to divest itself of assets in its discontinued operations and does expect to make additional advances to A-G Tech.

     Cash provided by financing activities was $3,369,685 for the nine-month period ended December 31, 2002, as compared to cash used in financing activities of $1,606,303 in the comparable period of fiscal year 2002. The $4,975,988 increase is primarily due to the $3,769,019 increase in proceeds provided from notes payable and long-term debt during the current period over the same period of fiscal year 2002 and less principal debt retirement in fiscal 2003. As more fully discussed below, the Company expects to raise additional capital through the issuance of common stock. These funds will be available for operations upon successful consummation of the A-G Tech acquisition.

     The Company will continue to seek new licensees or possible purchasers of the Electronic Gearing Technology owned by its subsidiary, TES. However, no assurances can be made that a new licensee or possible purchasers can be located. Also, there are no assurances that royalty income will continue to be earned by the Company.

     Upon successful consummation of the A-G Tech acquisition, the Company will devote all of its resources and attention to the final development and commercialization of the A-G Tech technology. Under the term sheet entered into on July 3, 2002, the term of which was extended to March 31, 2003 subject to further extension, but no later than June 30, 2003, with A-G Tech (the "Term Sheet"), Tice will name a new President and Chief Executive Officer, who is expected to be Thomas W. Reddoch. Mr. Reddoch is currently a member of the boards of directors of both Tice and A-G Tech. Mr. Reddoch's expertise in the areas of technology and development are considered critical to the Company's future success in the final development and the commercialization of the atmospheric plasma technology and the various applications using the technology. Mr. West, the current President and Chief Executive Officer of Tice, will become the Chief Financial Officer of the Company and other key management members will be recruited. Currently, A-G Tech has one product being marketed and four other applications being developed and readied for commercialization. Several other potential applications have been identified and it is expected that initial research will be performed to determine marketability.

     To consummate the transaction with A-G Tech, Tice must raise a minimum of $6,500,000 of capital, of which up to $1,000,000 may be the conversion of existing Tice long-term notes. This new capital will be used for acquisition costs, costs of the further development and commercialization of the A-G Tech technology, retirement of existing Tice indebtedness and general corporate working capital. It is expected that the funding will be in two phases: (1) short term notes convertible into Tice Common Shares and, once the initial threshold is met, (2) an equity investment in exchange for Tice Common Shares. Management believes that this new capital can be obtained, but it can provide no assurances that the minimum levels can be met. In the event minimum levels are not met, funds advanced to A-G Tech prior to closing will be due back to Tice or can be converted into a membership interest in A-G Tech at Tice's discretion.

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

Divestiture of Subsidiaries

     As part of the proposed transaction with A-G Tech, Tice plans to sell the stock of LandOak to two related parties, Pat Martin and Mike Atkins, who are directors and shareholders of Tice in return for the buyers' assumption of the LandOak liabilities which are expected to be approximately $2,500,000 at the time of the sale. The buyers are expected to continue to liquidate the business.

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

     National Services Associates, Inc., a Tennessee corporation owned by the current President of Tice, Charles West, and an unrelated person, purchased the surveying division of MidSouth ("NSA") and the related assets effective August 1, 2002. The consideration was forgiveness of approximately $278,000 owed by MidSouth to the purchasers and the purchaser's assumption of the liabilities related to the NSA division of $663,644. Pat Martin, a director of Tice, negotiated the transaction on behalf of Tice as it involved a purchase by the existing President of Tice. MidSouth agreed not to compete with the purchaser in the area of national signage surveys and not to solicit customers listed in the agreement for twenty-four months following the closing. In consideration of the agreement, the purchaser agreed to pay MidSouth a fee of 5% of receipts from the customers listed on the exhibit. MidSouth also agreed not to offer employment to NSA employees for twelve months.

     With respect to the remaining MidSouth business (design, fabrication and service), the employee who purchased the installation business and related assets in July 2002 has agreed to acquire the stock of MidSouth and assumes liabilities of MidSouth expected to be approximately $865,000, provided that Tice pays $443,633 that it owes to MidSouth prior to the closing with A-G Tech and provided that Tice advances $250,000 of working capital to MidSouth. Payment of these amounts will satisfy amounts owed by Tice, TES and LandOak to MidSouth and the excess of such payments to MidSouth will be a loan from Tice to MidSouth which will be secured by MidSouth's assets. The loan is expected to be $250,000 and will bear interest at 6%. As of December 31, 2002, Tice had advanced MidSouth $250,000 as part of this agreement, but had not retired the debt. Repayments by MidSouth to Tice will be made over two years based on five year amortization with all remaining principal and interest due at the end of twenty-four months. Tice will be prohibited from competing with MidSouth or hiring any MidSouth employees for five years from the date of closing. Tice has the option for $1 for ten years to acquire up to 10% of the outstanding stock of MidSouth. MidSouth must notify Tice at least thirty days in advance of any sale of the stock or substantially all assets of MidSouth.

     As this sale (and the sale of the stock of LandOak) is a sale of substantially all assets of Tice, Tice's shareholders must approve the sale. A meeting is tentatively set for March 2003 and a proxy is being prepared. Shareholders holding in excess of 51% of the issued and outstanding Common Shares of Tice have agreed to vote their shares in favor of the sale.

Proposed Acquisition

     As discussed previously, Tice and A-G Tech have evidenced their interest to effect Tice's acquisition of A-G Tech by way of the Term Sheet. The Term Sheet is not binding on the parties except with respect to certain confidentiality and exclusivity provisions and the return or conversion to equity of certain funds advanced or to be advanced by Tice prior to the completion of the acquisition. Under the Term Sheet, Tice has advanced A-G Tech $1,525,000 to fund a stock redemption agreement and has agreed to advance A-G Tech $50,000 each 30 days between the date of the Term Sheet and the closing of the acquisition (with $$2,075,000 having been advanced through December 31, 2002 and an additional $225,000 having been advanced to A-G Tech by a third party with ultimate repayment of such advance expected to be made by an issuance of Tice Common Shares), and will issue 87,456,629 Tice Common Shares and 500,000 Tice Class B Common Shares to A-G Tech. The shares would be nontransferable (except in the case of dissolution of A-G Tech when they could be transferred to A-G Tech's owners) for twelve months. A-G Tech, as well as two of Tice's current directors (Mike Atkins and Pat Martin), will receive piggyback registration rights for twelve months beginning after the end of the twelve-month restriction on sale. Tice must amend its Certificate of Incorporation to authorize additional shares and to change its name. Tice's shareholders must approve the amendment to the Certificate of Incorporation.

     Tice also agrees in the Term Sheet to increase the number of its Board of Directors to nine. Six directors will be elected by holders of Class B Common Shares and three directors will be elected by holders of Common Shares. In connection with the acquisition, Pat Martin, the current holder of Class B Common Shares, will convert 500,000 of his Class B Common Shares to Common Shares leaving him with 250,000 Class B Common Shares. He agrees to approve the issuance of the 500,000 Class B Common Shares to A-G Tech and to enter into a voting agreement requiring him to vote his Class B Common Shares to elect a designee of A-G Tech to the Board of Directors for three years after the closing of the acquisition. A-G Tech will agree to elect Kimberly Kelly-Wintenberg and Thomas Reddoch to the Tice Board of Directors for three years after the acquisition.

     Tice agrees to raise a minimum of $6,500,000 of cash or conversion of outstanding debt in return for no more than 115,000,000 of its Common Shares. The Lanrick Group, owned by Pat Martin, or its assignees will have the right to invest an additional $500,000 in Tice at a purchase price of $0.07 per Common Share for a period of three years from the closing. Tice will divest itself of LandOak and MidSouth and not negotiate to acquire, or acquire, any other businesses prior to the closing. Tice will terminate all of its employees and enter into employment agreements reasonably acceptable to it with key employees of A-G Tech. Additionally, Tice agreed to assist A-G Tech in obtaining financing to purchase certain testing equipment costing $225,000. This financing has been completed with a loan from the Tennessee Center for Research and Development ("TCRD") to A-G Tech. In connection with the loan, TCRD had the right to convert the debt to Tice Common Shares at $0.07 per share that it has exercised, and such funds are included as advanced by Tice to A-G Tech.

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

     Under the license, A-G Tech must pay UTRC royalties of 3% of net sales. A-G Tech also is required to pay an annual license maintenance fee of which $20,000 that was paid in December 2002. In addition, $20,000 will be due to UTRC in September 2003, $40,000 in September 2004 and September 2005, and $50,000 in September of each following year. Any royalties paid during the twelve month period prior to the payment due date (September 30) are credited against the annual license maintenance fee. A-G Tech must also pay UTRC 10% of the first $100,000 received by A-G Tech in other payments relating to the technology and patents (excluding royalties), 20% of the second $100,000 and 30% of amounts in excess of $200,000.

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

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities

     During the three month period ended December 31, 2002, Tice issued promissory notes in principal amounts totaling $41,965. The promissory notes, at the option of the holder, may be converted to Tice Common Shares at a rate of $0.07 per share if Tice's Certificate of Incorporation is amended to increase Tice's number of authorized Common Shares to 400,000,000. Tice expects to hold the shareholders' meeting to approve the increase in authorized shares, among other things, in March 2003 and is working on the proxy materials. The notes were issued privately under Section 506 of Regulation D of the Securities Act of 1933 to accredited investors and investors who the Company believes either alone or with their purchaser representatives have such knowledge and experience in financial and business matters so as to be capable of evaluating the risks of the investment. Each investor is required to execute a Subscription Agreement on which the investor makes representations regarding the investor's financial status and investing experience. LandOak Securities, LLC, a company owned by two of Tice's directors, acted as placement agent and will receive a 6% commission on funds raised.

     The Company issued an option to David G. Camp, former Chief Financial Officer of the Company, to purchase 25,000 Tice Common Shares at $0.20 per share for a period of three years effective October 1, 2002.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits Index

     --------------------------------------------------------------------------------
                                                                Exhibit         Page
                                                              Table Number     Number
     --------------------------------------------------------------------------------
     I.   Plan of Acquisition, Reorganization, Arrangement,
          Liquidation or  Succession                               2
     --------------------------------------------------------------------------------
          (i)  Term Sheet between Tice Technology, Inc.
               and Atmospheric Glow  Technologies, LLC                            *
     --------------------------------------------------------------------------------
          (ii) Asset Purchase and Supply Agreement between
               MidSouth Sign Company, Inc. and Jerry Dunlap,
               dba MidSouth Sign Erectors, LLC                                    *
     --------------------------------------------------------------------------------
          (iii) Stock Purchase Agreement between
               Tice Technology, Inc. and   Jerry Dunlap                           *
     --------------------------------------------------------------------------------
          (iv) Asset Purchase Agreement between MidSouth
               Sign Company, Inc. and National Services
               Associates, Inc.                                                   *
     --------------------------------------------------------------------------------

 ------------------------------------------------------------------------------------
                                                                Exhibit         Page
                                                              Table Number     Number

 ------------------------------------------------------------------------------------

 II.  Articles of Incorporation and Bylaws                          3
 ------------------------------------------------------------------------------------
      (i)  Certificate of Incorporation of Tice Technology,
           Inc.                                                                  +/-
 ------------------------------------------------------------------------------------
      (ii) Bylaws of Tice Technology, Inc.                                       +/-
 ------------------------------------------------------------------------------------
 III. Instruments Defining Rights of Security Holders               4
 ------------------------------------------------------------------------------------
      (i)  Form of Promissory Note Issued in Connection
           with Private Placement Closed on June 25, 1999                         #
 ------------------------------------------------------------------------------------
      (iii)Warrant Agreement relating to Rights to Purchase
           up to 100,000  Common Shares of Tice
           Technology, Inc. Received by Holders of the
           Promissory Notes                                                       #
 ------------------------------------------------------------------------------------
      (iv) Security Agreement Pledging Patents as Security
           for Promissory Notes                                                   #
 ------------------------------------------------------------------------------------
      (v)  Registration Rights Agreement Giving Purchasers
           under the  Private Placement Closed on June 25,
           1999 Certain Demand and Piggyback Registration
           Rights                                                                 #
 ------------------------------------------------------------------------------------
      (vi) Option Agreement Relating to Option to Purchase
           Up to 50,000 Common Shares of Tice
           Technology, Inc. Granted to Finder                                     #
 ------------------------------------------------------------------------------------
      (vii)Incentive Stock Option Plan and Agreement
           Between Charles R. West and Tice Technology,
           Inc.                                                                   #
 ------------------------------------------------------------------------------------
 IV.  Additional Exhibits                                          99
 ------------------------------------------------------------------------------------
      (i)  Certifications - Chief Executive Officer,
           Charles R. West                                                       26
 ------------------------------------------------------------------------------------
      (ii) Certifications - Chief Accounting Officer,
           Sharon Draper                                                         27
 ------------------------------------------------------------------------------------
      (iii)Certification - (S)906 - Chief Executive Officer,
           Charles R.  West                                                      28
 ------------------------------------------------------------------------------------
      (iv) Certification - (S)906 - Chief Accounting Officer,
           Sharon Draper                                                         29
 ------------------------------------------------------------------------------------

* Previously filed as an exhibit to Form 10-KSB for the year ended March 31, 2002.

+/- Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Tice Technology, Inc. that became effective August 1, 1997.

# Previously filed as an exhibit to Form 10-K for the year ended March 31, 2000.

(b) There were no reports on Form 8-K filed during the quarter ended December 31, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Tice Technology, Inc.


                                         By: /s/ Charles R. West
                                            -------------------------------
                                            Charles R. West, President and
                                            Chief Executive Officer

                                         Date:    February 6, 2003


                                         By: /s/ Sharon Draper
                                            -------------------------------
                                            Sharon Draper,
                                            Chief Accounting Officer

                                            Date:    February 6, 2003