Form 10KSB
period 2003-03-31
TICE TECHNOLOGY INC
filed 2003-06-30
CIK 1020676

================================================================================
                    U. S. Securities And Exchange Commission
                              Washington, DC 20549

                                   ----------

                                   FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended March 31, 2003

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ___________ to _____________

                        Commission file number 333-11591

                                   ----------

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

                                   ----------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes [X] No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-KSB.                                        [ ]

     The issuer's revenues for its most recent fiscal year (including discontinued operations) were $3,617,887.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 19, 2003 was $257,374.

     The number of shares outstanding of each of the issuer's classes of common equity as of June 20, 2003 was: 22,773,329 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

                            Exhibit Index on page 62.

================================================================================

                                TABLE OF CONTENTS

                                                                          PAGE

PART I....................................................................   2
   Item 1.  Description of Business.......................................   2
   Item 2.  Description of Property.......................................  12
   Item 3.  Legal Proceedings.............................................  12
   Item 4.  Submission of Matters to a Vote of Security Holders...........  12

PART II...................................................................  12
   Item 5.  Market For Common Equity and Related Stockholder Matters......  12
   Item 6.  Management's Discussion and Analysis or Plan of Operation.....  14
   Item 7.  Financial Statements..........................................  23
   Item 8.  Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosures..........................  53

PART III..................................................................  53
   Item 9.  Directors,  Executive  Officers,  Promoters and Control
            Persons;  Compliance with Section 16(a) of the Exchange Act...  53
   Item 10. Executive Compensation........................................  55
   Item 11. Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters....................  57
   Item 12. Certain Relationships and Related Transactions................  59
   Item 13. Exhibits and Reports on Form 8-K..............................  62
   Item 14. Controls and Procedures.......................................  63
   Item 15. Principal Accountant Fees and Services........................  64

Signatures................................................................  65

Certifications............................................................  66

                                     PART I

Item 1.  Description of Business.

The Company
-----------

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

     Effective January 1, 2001, Tice purchased substantially all of the assets of MidSouth Sign Company, LLC in exchange for 5,000,000 of its Common Shares and the assumption of certain liabilities. Also effective on January 1, 2001, Tice purchased substantially all of the assets of The LandOak Company, LLC in exchange for 8,000,000 of its Common Shares and the assumption of certain liabilities. Tice formed two subsidiaries, MidSouth Sign Company, Inc. ("MidSouth") and LandOak Company, Inc. ("LandOak"), in which to operate the businesses purchased. (Tice and its subsidiaries are sometimes collectively referred to as the "Company.") Subsequently, as discussed below, the Company sold the MidSouth business as of March 31, 2003.

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

Divestitures, Proposed Divestiture and Acquisition
--------------------------------------------------

     As described in more detail elsewhere herein, Tice has entered into a term sheet (the "Term Sheet") with Atmospheric Glow Technologies, LLC ("A-G Tech") evidencing Tice's intent to acquire substantially all of the assets and assume certain liabilities of A-G Tech in exchange for cash and Tice Common Shares. The initial Term Sheet was effective until December 31, 2002, and has been extended to December 31, 2003. In conjunction with its acquisition of A-G Tech, Tice is required to divest itself of both the LandOak and MidSouth subsidiaries. Tice plans to liquidate the majority of LandOak assets and has sold some of the assets. Tice also sold some of the assets of MidSouth and as of March 31, 2003, Tice sold the outstanding stock of MidSouth to a former employee. Tice has a verbal agreement with two of its directors to sell the outstanding stock of LandOak to them at the closing of the transaction with A-G Tech. However, Tice plans to retain its TES subsidiary which ceased business in August 2001, but which holds certain patents including the patent on the Electronic Gearing Technology (implemented in products for the sewing industry) and a licensing agreement under which it receives royalties. Pursuant to the Term Sheet, Tice will change its management and name. The Term Sheet is nonbinding (except as to certain provisions such as confidentiality and exclusive dealing) and the proposed acquisition is contingent on several conditions, including, but not limited to, approval by the shareholders of Tice of the sale or liquidation of the existing Tice subsidiaries (other than TES) and the increase in the number of authorized shares. The acquisition is also contingent on the completion of a private placement. A more detailed description of the proposed divestitures and acquisition follows.

Divestiture of Subsidiaries
---------------------------

     Effective March 31, 2003, Tice sold the outstanding stock of MidSouth to a former employee. The primary business of MidSouth, formerly a wholly owned subsidiary of Tice, is the design, fabrication, installation and service of metal and vinyl signage, primarily for customers in the southeastern United States. In addition, MidSouth operated a division called

National Survey Associates ("NSA") that has been providing sign survey, project management and other services to customers on a national basis since 1995.

     MidSouth had a net loss of $191,090 for fiscal year 2003 and a net loss of $1,195,000 for fiscal year 2002. As part of the proposed transaction with A-G Tech, Tice has agreed to divest itself of MidSouth. Prior to the sale of the stock of MidSouth, and effective July 1, 2002, MidSouth sold its installation business and certain related assets to a former MidSouth employee for $139,500 payable monthly through June 1, 2003 with a balloon payment due July 1, 2003. The asset purchase agreement included a supply agreement whereby MidSouth granted the purchaser the exclusive right to supply installation services for twelve months. The purchaser also provided management services to MidSouth as an independent contractor.

     National Services Associates, Inc., a Tennessee corporation owned by the current President of Tice, Charles West, and an unrelated person, purchased MidSouth's NSA division and the related assets effective August 1, 2002. The consideration was forgiveness of approximately $278,000 owed by MidSouth to the purchaser's owners and the purchaser's assumption of the liabilities of $663,644 related to the NSA division. Pat Martin, a director of Tice, and David Camp, Tice's Chief Financial Officer at the time, negotiated the transaction on behalf of Tice as it involved a purchase by the existing President of Tice. MidSouth agreed not to compete with the purchaser in the area of national signage surveys and not to solicit customers listed in the agreement for twenty-four months following the closing. In consideration of the agreement, the purchaser agreed to pay MidSouth a fee of 5% of receipts from the customers listed on the exhibit. MidSouth also agreed not to offer employment to NSA employees for twelve months. Additional information about MidSouth's business is presented elsewhere herein.

     With respect to the remaining MidSouth business (design, fabrication and service), the employee who purchased the installation business and related assets in July 2002 acquired the stock of MidSouth effective March 31, 2003 in an arrangement where Tice assumed the secured debt of MidSouth to two financial institutions and advanced $209,000 of working capital to MidSouth. Additionally, as part of the sale agreement, MidSouth issued a $209,000 note to Tice at a rate of 6%. The note is secured by the accounts receivable, fixtures and equipment of MidSouth. Payments will be made over two years based on five year amortization beginning January 1, 2004 with all remaining principal and interest due at the end of twenty-four months. Tice is prohibited from competing with MidSouth or hiring any MidSouth employees for five years from the date of closing.

     LandOak, of which Tice is the sole shareholder, is primarily in the automobile and light truck rental, leasing, financing and sales business. LandOak had a net loss of $683,124 for fiscal year 2003 and a net loss of $2,405,446 for fiscal year 2002. Management explored a variety of opportunities to expand LandOak's rental operations and determined that LandOak cannot effectively compete in its market. The lack of financing has limited LandOak's ability to acquire additional vehicles further impeding LandOak's ability to compete. Management concluded that the rental, leasing and financing operations at LandOak could not create sufficient cash flow to justify its existence. Management attempted to locate a buyer for the rental operations but was unsuccessful.

     LandOak operated five rental centers around the east Tennessee area from Kingsport, Tennessee to Knoxville, Tennessee. In January 2002, LandOak began closing its rental centers of which three were closed by March 31, 2002 and the remaining two were closed in April of 2002. Additionally, LandOak is in the process of liquidating the vehicle inventory and paying off the related indebtedness. LandOak operates a leasing division where it services internally financed vehicle leases and sales contracts, but has ceased executing new contracts. As part of the proposed transaction with A-G Tech, Tice plans to sell the stock of LandOak to two related parties, Pat Martin and Mike Atkins, who are directors and shareholders of Tice in return for the buyers' assumption of LandOak liabilities which are expected to be approximately $1,710,910. As part of the sale, Tice has agreed to pay $626,095 owed by it to LandOak. The buyers are expected to continue to liquidate the business.

     A meeting of the shareholders is being set and a proxy prepared to ratify the sale of the stock of MidSouth (and prior sales of certain MidSouth assets) and to approve the sale of the stock of LandOak. Shareholders holding in excess of 51% of the issued and outstanding Common Shares of Tice have agreed to vote their shares in favor of the actions.

Proposed Acquisition
--------------------

     As discussed previously, Tice and A-G Tech have evidenced their intent to effect Tice's acquisition of A-G Tech by way of the Term Sheet. The Term Sheet is not binding on the parties except with respect to certain confidentiality and exclusivity provisions and the return or conversion to equity of certain funds advanced or to be advanced by Tice prior to the completion of the acquisition. Under the Term Sheet, Tice has advanced A-G Tech $1,525,000 to fund a stock redemption agreement and $797,500 for working capital between the date of the Term Sheet and March 31, 2003. An additional $170,000 was advanced from March 31, 2003 to June 15, 2003. Unless modified in the definitive agreement, Tice will issue 87,456,629 Tice Common Shares and 500,000 Tice Class B Common Shares to A-G Tech at the closing of the transaction. The shares would be nontransferable (except in the case of dissolution of A-G Tech when they could be transferred to A-G Tech's owners) for twelve months. A-G Tech, as well as two of Tice's current directors (Mike Atkins and Pat Martin) will receive piggyback registration rights for twelve months beginning after the end of the twelve-month restriction on sale. Tice must amend its Certificate of Incorporation to authorize additional shares and to change its name. Tice's shareholders must approve the amendment to the Certificate of Incorporation.

     In the Term Sheet, Tice agrees to increase the number of its Board of Directors to nine. Six directors will be elected by holders of Class B Common Shares and three directors will be elected by holders of Common Shares. Tice also agrees to cause Pat Martin, the current holder of Class B Common Shares, to convert 500,000 of his Class B Common Shares to Common Shares leaving him with 250,000 Class B Common Shares so that A-G Tech will be able to elect 75% of the directors of Tice. If the purchase of A-G Tech is consummated, to induce Mr. Martin to convert 500,000 of his Class B Common Shares to Common Shares and to complete the acquisition of A-G Tech, Tice will grant The Lanrick Group, Inc. (owned by Mr. Martin), or its assignee, the option for three years to purchase 7,142,857 Common Shares at $0.07 per share. Mr. Martin agrees to approve the issuance of the 500,000 Class B Common Shares to A-G Tech and to enter into a voting agreement requiring him to vote his Class B Common Shares to elect a designee of A-G Tech to the Board of Directors for three years after the closing of the acquisition. A-G Tech will agree to elect Kimberly Kelly-Wintenberg and Thomas Reddoch to the Tice Board of Directors for three years after the acquisition.

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

     Prior to closing, the University of Tennessee Research Corporation ("UTRC") must have approved the proposed transactions with Tice.

     A description of each of the remaining subsidiaries and the proposed subsidiary follows:

Tice Engineering and Sales, Inc. ("TES")
----------------------------------------

     Due to continuing losses and cash flow issues, in August 2001, management discontinued sales, manufacturing, research and development activities at TES and attempted but was not able to locate buyers for the TES business and/or the majority of TES assets. As a result, during the quarter ended September 30, 2001, all TES employees were terminated, inventory, property and equipment were written down to estimated disposal value, the building housing the Tice and TES offices and facilities was vacated and the lease was terminated. Additionally, patents not related to licensing agreements were written off, certain accruals were adjusted and a reserve for estimated continuing expenses was established. Under agreements by which it licenses patented technology to other manufacturers, TES expects to continue to earn royalties and possible additional licensing fees. It is expected that Tice will retain the TES patents upon the acquisition of A-G Tech described in further detail elsewhere herein.

     TES was incorporated in 1973 and provided engineering and technical solutions for the apparel industry by developing new equipment and enhancing customers' existing equipment. TES generally retained the rights to the design of products it developed and obtained patents on many of its products. In addition to marketing the conventional product line, TES spent considerable time developing new technology and obtained six patents. The focus of the research efforts since 1993 were centered on the Electronic Gearing Technology. This technology was initially developed for the double needle belt loop machine and, by using a computer and servo motors, eliminates approximately 90% of the mechanical parts as well as certain other technical problems associated with machines using traditional technology. In 1997, TES granted a major sewing machine manufacturer, Brother Industries, Ltd. of Nagoya, Japan, a nonexclusive license to manufacture products incorporating the patented electronic gearing technology and know-how. In June 1997, TES began receiving income from royalties on sales of machines produced under the license. TES did not receive any license fees in fiscal year 2002 or 2003, but did receive $70,165 in royalties for the fiscal year ended March 31, 2002 and $130,769 in royalties for the fiscal year ended March 31, 2003.

LandOak Company, Inc. ("LandOak")
---------------------------------

     LandOak was primarily in the automobile and light truck rental, leasing, financing, lease brokering and vehicle sales business. Initially, LandOak operated five rental centers in the east Tennessee area from Kingsport, Tennessee to Knoxville, Tennessee. In January 2002, LandOak began closing its rental centers and completed the process in April 2002. In addition, LandOak operates a financing and leasing division where it has offered internally financed as well as brokered automobile leasing for individual and commercial clients.

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

     As of March 31, 2003, LandOak employed 1 full-time salaried employee (and 2 part-time as of May 31, 2003). LandOak considers its relationship with its employees to be good and none of its employees are currently represented by a union in collective bargaining.

     During fiscal year 2003, LandOak had no major customers that accounted for revenues in excess of 10% of LandOak's total revenues.

Atmospheric Glow Technologies
-----------------------------

     As discussed in more detail elsewhere herein, Tice has entered into a term sheet (the "Term Sheet") to acquire the assets of Atmospheric Glow Technologies, LLC ("A-G Tech"). In connection with the acquisition, Tice plans to form a new subsidiary which will acquire the assets of A-G Tech. A-G Tech has licenses for the patented One Atmospheric Uniform Glow Discharge Plasma (OAUGDP(TM) or Atmospheric Plasma) technology developed by scientists at the University of Tennessee in Knoxville. The acquisition of A-G Tech is contingent on many events occurring, including Tice successfully raising $6,500,000 in a private placement, which are described in more detail elsewhere. If the acquisition occurs, the following is a description of the possible applications of the technology and management's general plan to develop it.

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

     The mission is to apply the proprietary OAUGDP(TM) technology to innovatively satisfy unmet customer needs, create customer value and build a profitable customer base. The plan is to work to accomplish this mission, and, in turn, create shareholder value, by:

     1) Forming teams for a) research and development, b) application specific product and business development and c) market and product-specific business;

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

     The Atmospheric Plasma platform technology is in part the result of an investment of more than $5,000,000 and ten years of research by the University of Tennessee. The technology platform is encompassed in a portfolio of eight issued patents held by UTRC and two issued patents acquired by A-G Tech. During the past three years, A-G Tech has secured over $5,000,000 in funding, primarily from Tice and government contracts, and has advanced this university laboratory technology by extending it to an industrial setting. A-G Tech has filed three additional patent applications/disclosures. A-G Tech also holds a license (with rights to sub-license) for certain UTRC patents. It is also in the process of acquiring the rights to two patents on air filtration from an unrelated entity to enhance A-G Tech's intellectual property position. A-G Tech expects to file additional patent applications as the technology is further developed.

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

     OAUGDP(TM) is formed by generating an electronic field by applying high voltage audio frequency currents across two insulated metallic electrodes. This configuration establishes uniform glow discharge which electronically breaks down air into short-lived reactive "oxygen-based" chemicals as gases. These "oxygen-based" chemicals consist of single oxygen atoms (O-normal oxygen in air is O//2//), various nitrogen oxides and other oxygen radicals. Upon creation, these active gases begin attaching to other atoms and the resulting chemistry serves to alter otherwise stable molecular structures. When organic-based substances, which can include warfare agents and microorganisms (like bacterial viruses and molds) are exposed to these active gases, drastic and rapid changes occur in their structures that result in their destruction or render them harmless. For example, Atmospheric Plasma has been shown to neutralize the surrogates for such chemical and biological warfare agents as sarin, mustard gas, smallpox and anthrax.

     Currently A-G Tech is focused on developing five general applications which are discussed below:

     . air filtration and purification products (currently the primary focus of attention)

     .  DNA/RNA extraction products

     .  diesel emission-reducing products

     .  portable decontamination products

     .  medical and dental instrument sterilization products

Each general application area has the potential for multiple product development. Prototypes have been developed for each of these applications.

     Four of these applications have received funding from the federal government's Small Business Innovation Research ("SBIR") program through the Department of Defense, the EPA and the National Institutes of Health. These included both Phase I and Phase II funding cycles. The DNA/RNA extraction device has been internally funded. Management of A-G Tech believes that federal funding will continue over the next five years as an important ongoing source of revenue for product development in currently identified areas and application of the technology in new areas.

     Air Filtration and Purification Products. Indoor air quality is recognized as a major source of health related problems contributing to lost earnings due to illness. In part, the growth of this market is driven by changes in federal, state and local government policies. A-G Tech's initial product offering is the Enhanced Plasma Sterilized Filter System, or the EPS(TM) System. Developed in part with EPA SBIR Phase I and II funds to combat sick building syndrome, the EPS(TM) System provides a safe, efficient and cost effective means of improving Indoor Air Quality (IAQ). The system is designed to remove and render harmless many types of bacteria, spores (including anthrax), mold, viruses, disease and contaminating microorganisms present in indoor air streams. A-G Tech has ongoing negotiations with a number of prospective industry partners regarding the commercialization of the EPS(TM) System. An offsite test facility has been built to demonstrate the technology and provide ongoing situational testing.

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

     Portable Decontamination ("PD") Devices. PD devices are mobile decontamination devices developed in part with funding from the Department of Defense. These devices are designed to provide a safe, non-destructive decontamination capability for battlefield deployment and for office environments. It is anticipated that PD devices will provide a method for dealing with chemical and biological warfare agents as well as commercial cleanups involving mold removal and treatment. Initial target markets include military and government agencies and environmental remediation firms. Initial market commercialization discussions are underway with a strategic partner for the PD devices, and prototype testing of the product is being conducted by the Department of Defense.

     Regenerative Diesel Exhaust ("RDE") Filter Systems. Emissions from diesel engines are associated with significant environmental damage including materials corrosion, crop damage and acid rain. The EPA recently issued a mandate to reduced smog-causing nitrogen oxides from diesel vehicles by 95% and soot by 90%. Also proposed was a significantly reduced particulate matter emission standard for new heavy-duty engines in engine model year 2007. The RDE Filter System significantly reduces the particulate matter (soot) and volatile organic compound ("VOC") emissions of diesel engines and is designed to help diesel engine operators/manufacturers meet the aggressive soot and VOC reduction standards established by the EPA. Similar standards take effect in the European Union in 2005. A-G Tech has developed a working prototype for small diesel engines and received SBIR Phase II funding from the EPA which began in June 2002. The National Transportation Research Center which is affiliated with Oak Ridge National Laboratories will participate in the EPA phase II work as an independent test facility. A-G Tech is in the discussion stage of application commercialization with a leading diesel manufacturer.

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

     OAUGDP(TM) is protected by multiple patents and A-G Tech has a license under which it has the right to commercially develop the technology in territories in which patents exist. The license is subject to certain rights held by or restrictions imposed by the United States or agencies of the United States which arose as a result of the receipt of government funding. In addition, UTRC has retained the right to grant noncommercial licenses for educational, research and institutional purposes to UTRC, the University of Tennessee and the originators of patents and the nonprofit institutions with which they may be affiliated. The license is also subject to prior rights in several entities, most of which Tice believes to have been abandoned and which belief will be confirmed prior to closing. A-G Tech has acquired from one of the entities its rights with respect to the technology which includes two separate patents. A-G Tech also has the right of first refusal for additional patents relating to the Atmospheric Plasma technology in the future during the term of the license.

     Under the license, A-G Tech must pay UTRC royalties of 3% of net sales. A-G Tech also is required to pay an annual license maintenance fee of which $20,000 was due in September 2002 and was paid in December 2002. In addition, $20,000 will be due to UTRC in September 2003, $40,000 in September 2004 and 2005 and $50,000 in September of each following year. Any royalties paid during the twelve month period prior to the payment due date (September 30) are credited against the annual license maintenance fee. A-G Tech must also pay UTRC 10% of the first $100,000 received by A-G Tech in other payments relating to the technology and patents (excluding royalties), 20% of the second $100,000 and 30% of amounts in excess of $200,000.

Item 2.  Description of Property.

     Tice's corporate headquarters and LandOak's administrative offices are located in approximately 2,500 square feet of office space in Knoxville, Tennessee which is leased from Pat Martin, a director of Tice, on a month-to-month basis with no penalty for termination. As of March 31, 2003, all of LandOak's rental centers had been closed. One center has a ground lease that continues through August 2003. Leases for the remaining rental centers have been terminated with no further obligation to LandOak.

Item 3.  Legal Proceedings.

     There is one material pending legal proceedings to which Tice or its subsidiaries, or to which any of their properties, are subject:

     University Health System, Inc. d/b/a University of Tennessee Medical Center
v. Two Thousand One Systems, Inc. and MidSouth Sign Company, Knox County Circuit Court. The complaint in this action was filed February 26, 2003. MidSouth Sign Company, Inc. made a demand against Tice for defense and indemnification for this action. Tice is honoring the demand. The plaintiff claims a breach of contract by MidSouth resulting from a faulty installation of a sign and damages of $350,000 plus prejudgment interest and costs. An answer was filed on behalf of MidSouth denying that it was the proper party to the suit and requesting dismissal. MidSouth has denied any liability to the plaintiff and the company intends to vigorously defend the suit.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders of Tice during the fourth quarter of Tice's fiscal year ended March 31, 2003.

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

     The following table reflects the high and low bid prices for the Common Shares for each quarter of the fiscal years ended March 31, 2003 and 2002:

                                  Common Shares
                             ------------------------
                                High          Low

4/th/ Quarter, 2003          $     0.19    $     0.00
3/rd/ Quarter, 2003          $     0.35    $     0.00
2/nd/ Quarter, 2003          $     0.40    $     0.24
1/st/ Quarter, 2003          $     0.31    $     0.15

4/th/ Quarter, 2002          $     0.40    $     0.03
3/rd/ Quarter, 2002          $     0.12    $     0.06
2/nd/ Quarter, 2002          $     0.18    $     0.11
1/st/ Quarter, 2002          $     0.30    $     0.15

     The approximate number of holders of Common Shares of Tice as of March 31, 2003 was 1,052 (based upon the number of record holders) excluding shareholders whose Common Shares are held in nominee or street name by brokers.

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

     During the three month period ended March 31, 2003, Tice issued promissory notes in principal amounts totaling $145,000. The promissory notes, at the option of the holder, may be converted to Tice Common Shares at a rate of $0.07 per share if Tice's Certificate of Incorporation is amended to increase Tice's number of authorized Common Shares to 400,000,000. Tice expects to hold the shareholders' meeting to approve the increase in authorized shares, among other things, in 2003 and is working on the proxy materials. The notes were issued privately under Section 506 of Regulation D of the Securities Act of 1933 to accredited investors and investors who the Company believes either alone or with their purchaser representatives have such knowledge and experience in financial and business matters so as to be capable of evaluating the risks of the investment. Each investor is required to execute a Subscription Agreement on which the investor makes representations regarding the investor's financial status and investing experience. LandOak Securities, LLC, a company owned by two of Tice's directors, acted as placement agent and will receive a 6% commission on funds raised.

Equity Compensation Plan Information
------------------------------------

-------------------------------------------------------------------------------
                                                         Number of securities
                          Number of                     remaining available for
                       securities to      Weighted       future issuance under
                       be issued upon      average        equity compensation
                        exercise of    exercise price      plans (excluding
                        outstanding    of outstanding   securities reflected in
 Plan Category            options          options           column (a))
                            (a)             (b)                   (c)
-------------------------------------------------------------------------------
Equity compensation           325,024  $         0.90                     5,000
plans approved by             230,024  $         3.50
security holders              230,023  $         7.00
-------------------------------------------------------------------------------
Equity compensation
plans not approved by
security holders                -0-          -0-
-------------------------------------------------------------------------------
   Total                      785,071
-------------------------------------------------------------------------------

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Results of Operations
---------------------

Year Ended March 31, 2003 Compared with Year Ended March 31, 2002
-----------------------------------------------------------------

     Royalty revenue for the fiscal year 2003 increased $60,604 to $130,769 from $70,165 in fiscal year 2002. This increase was mainly due to higher sales by the licensee of products that utilize the TES patented Electronic Gearing Technology.

     Selling, general and administrative ("SG&A") expenses, comprised primarily of expenses of the holding company, increased in fiscal year 2003 by 79% to $703,300 from $393,927 in fiscal year 2002, primarily due to increased legal and accounting fees associated with the proposed acquisition of A-G Tech. Substantially all of TES's SG&A expenses for fiscal year 2002 are included in loss from discontinued operations, with only ongoing patent-related costs included in SG&A expenses for fiscal years 2003 and 2002. Additionally, all of MidSouth's and LandOak's SG&A expenses for both fiscal years are included in loss from discontinued operations.

     The operating loss increased during fiscal year 2003 to a loss of $572,531 from a loss of $323,762 in fiscal year 2002. This increased operating loss is primarily due to increased SG&A expenses in fiscal year 2003.

     Interest expense increased in fiscal year 2003 by 90% to $344,638 from $181,578 in fiscal year 2003 due to additional borrowing to continue operations and position the Company for the purchase of the assets of A-G Tech.

     Other expenses of $50,000 for fiscal year 2003 reflect the one-time write off of advances to Glow Products Corporation, Inc. in settlement of the termination of a letter of intent and as part of the Company's proposed acquisition of A-G Tech described in detail elsewhere in this report.

     The provision for foreign taxes relates solely to TES's royalty and license fee income. The provision for foreign taxes in fiscal year 2003 increased to $13,077 from $7,017 in fiscal year 2002 due to additional royalty and license fee income in fiscal year 2003. Tice was not able to recognize a tax benefit for the fiscal year 2003 loss or prior years' losses carried forward.

     Loss from continuing operations increased during fiscal year 2003 to a loss of $980,246 from a loss of $518,357 in fiscal year 2002 mainly due to the increased legal, accounting and interest costs associated with the proposed acquisition of A-G Tech.

     Tice's research and development expenses, related solely to TES, are included in loss from discontinued operations for fiscal year 2002. No research and development costs were incurred in fiscal 2003.

     Loss from discontinued operations decreased during fiscal year 2003 to a loss of $714,035 from a loss of $4,775,066 in fiscal year 2002. The following tables summarize those losses:

Fiscal Year Ended                                   MidSouth
March 31, 2003                                     Stock Sale       MidSouth        LandOak          Total

Revenues                                          $         --    $  3,073,189    $    413,930    $  3,487,119
Cost of revenues                                            --      (2,789,379)       (498,269)     (3,287,648)
Selling, general and administrative expenses                --        (724,032)       (464,054)     (1,188,086)
Interest expenses                                           --         (48,125)       (102,261)       (150,386)
Disposal of inventory, property and equipment          160,133         297,303         (32,470)        424,966
                                                  ------------    ------------    ------------    ------------
   Income (loss) from discontinued operation      $    160,133    $   (191,044)   $   (683,124)   $   (714,035)

Fiscal Year Ended
March 31, 2002                                        TES           MidSouth         LandOak          Total
Revenues                                          $     74,223    $  5,460,327    $  2,079,835    $  7,614,385
Cost of revenues                                      (214,521)     (5,056,514)     (2,205,884)     (7,476,919)
Research and development expenses                     (180,953)             --              --        (180,953)
Selling, general and administrative expenses           (60,560)     (1,174,453)       (565,936)     (1,800,949)
Interest expenses                                           --         (76,375)       (326,117)       (402,492)
Other                                                   (5,418)             --           2,786        (  2,632)
Reserve for estimated future expenses                 (175,000)             --              --        (175,000)
Disposal of inventory, property and equipment         (486,742)       (289,859)       (135,725)       (912,326)
Goodwill write-off                                          --        (102,303)     (1,335,877)     (1,438,180)
                                                  ------------    ------------    ------------    ------------
   Loss from discontinued operation               $ (1,048,971)   $ (1,239,177)   $ (2,486,918)   $ (4,775,066)

     Following is a description of the significant components of the loss from discontinued operations for fiscal years 2003 and 2002:

     Fiscal year 2003 operating revenues of $3,487,119 decreased 54% from fiscal year 2002 operating revenues of $7,614,385, due to the sale of MidSouth's install and NSA divisions during the second quarter of fiscal 2003 and the continued wind-down of operations at LandOak. Gross profit margin of 5.7% in fiscal 2003 increased from 1.8% in fiscal 2002 due mainly to improved margins at MidSouth reflecting cost reduction efforts implemented during the year.

     Research and development expenses (related to TES only) of $180,953 in fiscal year 2002 decreased from $438,535 in fiscal year 2001 due to the cessation of TES operations in August 2001.

     SG&A expenses of $1,188,086 in fiscal year 2003 decreased from $1,800,949 in fiscal year 200 due mainly to elimination of sales and administrative positions associated with the sale of MidSouth's install and NSA divisions.

     Interest expense of $150,386 in fiscal year 2003 decreased from $402,492 in fiscal 2002 reflecting the lower interest costs at LandOak due to the disposition of the majority of vehicle inventory during fiscal 2003.

     Gain from disposals of $424,966 is comprised mainly of the gain on the sale MidSouth's install and NSA divisions totaling $297,303 and the gain on the sale of MidSouth stock of $160,133. Comparably, the costs of disposal of $912,326 in fiscal year 2002 were comprised of $511,000 of TES inventory write-offs net of sale proceeds, $297,000 for the write-down of the carrying value of land, building and installation equipment at MidSouth, $132,000 for the write-down of the carrying value of vehicles held for sale, equipment and leasehold improvements at LandOak, and other miscellaneous income and expenses.

Inflation
---------

     Inflation has not had a significant impact on operations to date.

Liquidity and Capital Resources
-------------------------------

     Due to the discontinuance of the majority of Tice's businesses and costs associated with the proposed acquisition of A-G Tech, cash flows from operations are not sufficient to fund the Company's current business activities. Net cash used by operating activities was $1,920,250 in fiscal year 2003 and $131,500 in fiscal year 2002. This increase of cash used in operations of $1,788,750 was funded through the issuance of additional long-term debt. The Company expects that available cash, short-term borrowing and long-term debt will be sufficient to meet its expected operating requirements, including disposition of the subsidiaries and preparation for the acquisition of A-G Tech. However, Tice will need to raise additional funds in connection with the acquisition of A-G Tech and has made plans to do so which are described in more detail elsewhere herein.

     As of June 1, 2003, management believes that the Company will need approximately $1,000,000 in additional cash to meet its operational needs, debt retirement obligations and commitments to A-G Tech under the Term Sheet prior to the acquisition of A-G Tech. Such funds are expected to be generated primarily through short-term borrowing. By December 31, 2003, the Company expects to have completed the equity private placement, at which time all outstanding debts of the Company would be retired or converted to equity pursuant to existing or future agreements. If successful in the consummation of the private placement, the Company will complete the acquisition of A-G Tech and management believes that the Company as then constituted will have sufficient operating capital (as required under the Term Sheet) for the near future.

     Net cash used by investing activities was $491,718 in fiscal year 2003 compared to cash provided by investing activities of $1,871,506 in fiscal year 2002. The $2,363,224 change is mainly due to $2,322,500 of advances to A-G Tech in fiscal 2003. The company will continue to divest itself of assets in its discontinued operations and is obligated to make additional monthly advances of $50,000 to A-G Tech.

     Net cash provided by financing activities was $2,351,803 in fiscal year 2003 compared to cash used by financing activities of $1,781,663 in fiscal year 2002. The $4,133,466 change is primarily due to the $3,309,373 increase in proceeds provided from notes payable and long-term debt during fiscal year 2003 over fiscal year 2002 and $1,005,188 less in principal payments on notes payable and long-term debt in fiscal 2003. As more fully discussed elsewhere herein, the company expects to raise additional capital through the issuance of common stock. These funds will be available for operations upon successful consummation of the A-G Tech acquisition.

     Tice's principal commitments at March 31, 2003 consist primarily of notes payable, notes payable to related parties, obligations under capitalized leases, accounts payable and accrued liabilities. Current notes payable obligations are expected to be satisfied through a combination of additional borrowing, the completion of the equity private placement associated with the purchase of A-G Tech, and the extension of current due dates on certain debt if approved by the lenders.

     In June and July of 2003, current obligations of the Company totaling $400,000, $372,499 and $487,000 become due and payable with a lending institution, another lending institution and private investors, respectively. Currently, the Company does not have the necessary cash to meet the obligations, and has entered into negotiations with each party to extend the repayment dates of the notes.

     In regard to the $400,000 amount with a lending institution, the Company enjoys a good relationship and has reduced the amount of outstanding debt owed to that institution by approximately $3.5 million over the past twenty-four months. Management believes that it will be able to negotiate a favorable solution and/or extension of the due date. In regard to the $372,499 amount due another lending institution, the Company enjoys a good relationship and has cumulatively reduced the amount of outstanding debt owed to that institution by approximately $500,000 over the past twenty-four months. In both cases, two directors of the

Company are guarantors of the debt and arrangements with the lending institution may include payments on behalf of the Company by the directors (guarantors) with the Company subsequently repaying the directors under terms similar or more favorable to the Company.

     In regard to the $487,000 due to private investors, these notes were part of a $1,000,0000 private note placement in June of 1999 to support the Company's TES subsidiary's development of applications related to the electronic gearing technology. These notes are secured by the patents and proceeds of the electronic gearing technology, which is currently earning royalty income from a Japanese licensee. Note holders representing $513,000 of the $1,000,000 elected to convert their existing notes to a convertible note issued in conjunction with a private placement. The remaining $487,000 is due in June 2003, with the Company having thirty days to cure any default in payment. Currently, the Company is in negotiations with the note holders to extend the due date of these notes or seek alternative repayment methods.

     In the event any of the above negotiations are unsuccessful, the Company would face a default on the listed obligations. In the case of the obligations to the lending institutions, the institutions would most likely demand payment on behalf of the Company from the guarantors (Tice directors), who may have certain demand rights against the Company. In relation to the other notes, if negotiations to extend the due date of these notes or alternative repayment methods are not accepted, the Company would seek to assign the royalty and license fees received from the electronic gearing technology to the note holders until such time the notes and related interest are paid in full.

     The Company will continue to seek new licensees or possible purchasers of the electronic gearing technology owned by its subsidiary, TES. However, no assurances can be made that a new licensee or possible purchasers can be located. Also, there are no assurances that the Company will continue to earn royalty income.

Significant Accounting Policies
-------------------------------

     Significant accounting policies are discussed more fully in Note No. 1 to the consolidated financial statements. During fiscal 2003, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long lived assets. The impact of this adoption on the financial statements was to classify current and long-term assets and liabilities of discontinued operations as single line items, respectively, on the face of the balance sheet. Fiscal 2002 amounts were reclassified to conform to fiscal 2003 classifications. Additionally, footnote disclosures were expanded to include major classes of assets and liabilities of discontinued operations.

Critical Accounting Policies and Estimates
------------------------------------------

     "Management's Discussion and Analysis" is based upon the Company's consolidated financial statements and the notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurances that actual results will not differ from those estimates. On an ongoing basis, we evaluate the Company's accounting policies and disclosure practices. In management's opinion, the critical accounting estimates which are more complex in nature and require a higher degree of judgment include the collectibility of accounts and notes receivable, net realizable value of vehicles held for sale, and income tax assets and liabilities and related valuation allowances. These accounting policies and estimates are more fully discussed in the notes to the consolidated financial statements.

Future Operations
-----------------

     Management believes that future revenues are dependent on several factors:

     As described in greater detail elsewhere herein, Tice's management did not believe that Tice could sustain the operating losses being incurred by its subsidiaries until they become profitable, and has taken action at each to reduce costs and losses and to divest itself of MidSouth and LandOak. With respect to TES, since 1993, substantial investment had been made to develop new applications for its patented Electronic Gearing Technology including the FS-2000 felling machine. Due to the dramatic changes that have occurred in the apparel market during the past several years, including closure of domestic sewing facilities by apparel makers, TES was not able to successfully market the FS-2000 machine. In August 2001, TES ceased operations and liquidated its assets other than its Electronic Gearing Technology patents and related licenses from which it expects to continue to earn royalties and possible license fees for several more years. Tice will continue to seek new licensees or possible purchasers of the technology. However, no assurances can be made that a new licensee or possible purchasers can be located. Also, there are no assurances that royalty income or license fees will continue to be earned.

     At LandOak, the inability to effectively compete in its market due to strong competition and the lack of competitive vehicle financing adversely affected revenues and profitability. As a result, LandOak has closed its rental centers, is in the process of liquidating its fleet of rental vehicles and paying related indebtedness and has reduced its overhead expenses. Although LandOak continues to maintain and service its existing lease and finance portfolio, it is not entering into any new financing transactions. Two of Tice's directors, Mr. Martin and Mr. Atkins, are negotiating with Tice to acquire the stock of LandOak in conjunction with their role as guarantors for LandOak's major indebtedness with three lending institutions. The sale of the LandOak stock is conditioned upon the approval of the shareholders of Tice at its next shareholders' meeting.

     At MidSouth, strong competition and the recent weak economy adversely affected revenues and the profitability of the sign fabrication and installation business. The slow economy also limited MidSouth's NSA contract opportunities for major national image rebranding programs. As a result, Tice has divested itself of MidSouth.

     In view of these factors, the Board of Directors believed Tice needed to shift its business strategy and seek new acquisitions capable of growth, generation of cash flow and creation of shareholder value. Management believes such a candidate exists in A-G Tech and entered into the Term Sheet relating to the acquisition of the assets of A-G Tech described in more detail elsewhere herein. This Term Sheet was modified on January 1, 2003 and the term of the agreement was extended first to June 30, 2003 and then to December 31, 2003. If a final definitive agreement is consummated, Tice will acquire substantially all the assets and contract rights of A-G Tech, including the commercialization and market rights held by A-G Tech to the patented Atmospheric Plasma technology known as One Atmospheric Uniform Glow Discharge Plasma ("OAUGDP(TM)") developed at the University of Tennessee Research Center in Knoxville and privatized by A-G Tech.

     Upon successful consummation of the A-G Tech acquisition, Tice will devote all of its resources and attention to the final development and commercialization of OAUGDP(TM). Under the Term Sheet, Tice will name a new President and CEO, who is expected to be Thomas W. Reddoch. Mr. Reddoch is currently a member of the boards of directors of both Tice and A-G Tech. Mr. Reddoch's expertise in the areas of technology and development are considered critical to the future success in the final development and the commercialization of OAUGDP(TM) and the various applications it intends to create. In the interim, Mr. Reddoch's services have been retained by Tice to assist with the acquisition of A-G Tech and provide operational consulting to A-G Tech. Mr. West, the current President and CEO of Tice, will become the CFO of Tice and other key management members will be recruited. Currently, A-G Tech has one product being marketed and four other applications being developed and readied for commercialization. Several other potential applications have been identified and it is expected that initial research will be performed to determine marketability.

     To consummate the transaction with A-G Tech, Tice must raise $6,500,000 of capital, of which up to $1,000,000 will be the conversion of existing Tice long term notes. This new capital will be used for acquisition costs, costs of the further development and commercialization of OAUGDP(TM), retirement of existing Tice indebtedness, and general corporate working capital. It is expected that the funding will be in two phases: (1) short term notes convertible into Tice Common Shares and, once the initial threshold is met, (2) an equity investment in exchange for Tice Common Shares. Management believes that this new capital can be obtained, but it can provide no assurances that the minimum levels can be met. In the event minimum levels are not met, funds advanced to A-G Tech prior to closing will be repaid to Tice or can be converted into a membership interest in A-G Tech at Tice's discretion using a pre-money valuation of $5 million. This note is due from A-G Tech on December 31, 2003 in the event the acquisition has not been consummated by that date, however, repayment may be extended at the discretion of Tice.

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

     Divestiture of Existing Businesses. Tice has divested itself of MidSouth and intends to divest itself of LandOak, and must do so prior to closing of the purchase of A-G Tech. There are no assurances that current negotiation to sell LandOak will be successful in order to meet the requirements of the Term Sheet.

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

Other Factors Relating to Forward-Looking Statements
----------------------------------------------------

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

     There can be no assurance that Tice will be able to raise any additional financing on acceptable terms. If such financing is not available on satisfactory terms, Tice may be unable to expand its business or develop new customers as desired and our operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders.

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

     . the inability to consummate the acquisition of A-G Tech, and if successful, the following factors will apply:

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

Item 7.  Financial Statements.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
Tice Technology, Inc. & Subsidiaries

We have audited the accompanying consolidated balance sheets of Tice Technology, Inc. and Subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tice Technology, Inc. and Subsidiaries at March 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

May 9, 2003


/s/  Coulter & Justus, P.C.
---------------------------
Knoxville, Tennessee

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Consolidated Balance Sheets
As of March 31, 2003 and 2002

                                                       2003            2002
Assets

Cash and cash equivalents                          $     11,003    $     47,345
Accounts receivable                                      30,178          13,500
Advances to Atmospheric Glow Technologies, LLC        2,322,500              --
Employee advances receivable                                 --          13,500
Prepaid expenses and other current assets                    --          50,000
Assets of discontinued operations                       593,591       2,714,670
                                                   ------------    ------------
   Total current assets                               2,957,272       2,839,015
Restricted cash                                          50,000              --
Note receivable                                         209,000              --
Patents (less accumulated amortization
 of $34,917 in 2003 and $28,878 in 2002)                154,784         160,822
Other assets                                              2,722          13,609
Assets of discontinued operations                        12,105       1,736,097
                                                   ------------    ------------
   Total assets                                    $  3,385,883    $  4,749,543
                                                   ============    ============

   The accompanying notes are an integral part of these consolidated financial statements.

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Consolidated Balance Sheets, Continued
As of March 31, 2003 and 2002

                                                       2003            2002
Liabilities and Stockholders' Deficit

Current portion of notes payable                   $  4,328,659    $    237,900
Current portion of notes payable to related
 parties                                                926,250         114,112
Accounts payable                                        161,382         149,314
Accrued liabilities                                     455,954         261,992
Liabilities of discontinued operations                2,980,444       6,392,092
                                                   ------------    ------------
      Total current liabilities                       8,852,689       7,155,410
Notes payable, less current portion, net of
 discount of $30,249 at March 31, 2002                       --         969,751
Liabilities of discontinued operations                   30,466         427,373
                                                   ------------    ------------
      Total liabilities                               8,883,155       8,552,534

Stockholders' deficit:

   Common Shares, par value $.01; 30,000,000
    shares authorized; 22,773,329  shares
    issued and outstanding at March 31, 2003
    and 2002                                            227,733         227,733
   Class B Common Shares, convertible, par
    value $.01; 5,000,000 shares authorized;
    750,000 shares issued and outstanding at
    March 31, 2003 and 2002                               7,500           7,500
   Class D Common Shares, convertible, par
    value $.01; 600,000 shares authorized;
    none issued or outstanding at March 31,
    2003 and 2002                                            --              --
   Preferred Shares, par value $.01;
    10,000,000 shares authorized; none issued
    or outstanding at March 31, 2003 and 2002                --              --
   Additional paid in capital                         6,447,096       6,447,096
   Accumulated deficit                              (12,179,601)    (10,485,320)
                                                   ------------    ------------
      Total stockholders' deficit                    (5,497,272)     (3,802,991)
                                                   ------------    ------------
      Total liabilities and stockholders'
       deficit                                     $  3,385,883    $  4,749,543
                                                   ============    ============

   The accompanying notes are an integral part of these consolidated financial statements.

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Consolidated Statements of Operations
For the years ended March 31, 2003 and 2002

                                                       2003            2002

Operating revenues:
   Royalties                                       $    130,769    $     70,165
                                                   ------------    ------------
   Total operating revenues                             130,769          70,165

Operating expenses:
   Selling, general and administrative                  703,300         393,927
                                                   ------------    ------------
   Total operating expenses                             703,300         393,927
                                                   ------------    ------------

Operating loss                                         (572,531)       (323,762)

Other expense:
   Interest expense                                    (344,638)       (181,578)
   Other expense                                        (50,000)         (6,000)
                                                   ------------    ------------
   Net other expense                                   (394,638)       (187,578)
                                                   ------------    ------------
Loss from continuing operations before
 foreign taxes                                         (967,169)       (511,340)
Provision for foreign taxes                              13,077           7,017
                                                   ------------    ------------

Loss from continuing operations                        (980,246)       (518,357)

Discontinued operations net of applicable
 income taxes:
   Loss from operations of discontinued
    subsidiaries                                     (1,139,001)     (2,424,560)
   Gain (loss) from disposal of assets                  424,966        (912,326)
   Loss from goodwill write-off                              --      (1,438,180)
                                                   ------------    ------------

Loss from discontinued operations                      (714,035)     (4,775,066)
                                                   ------------    ------------

Net loss                                           $ (1,694,281)   $ (5,293,423)
                                                   ============    ============

Loss per share (basic and diluted):
   Continuing operations                           $      (0.04)   $      (0.02)
   Discontinued operations                         $      (0.03)   $      (0.21)
   Net loss per share                              $      (0.07)   $      (0.23)
                                                   ============    ============

   The accompanying notes are an integral part of these consolidated financial statements.

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
For the years ended March 31, 2003 and 2002

                                                                      Class B       Additional                      Total Stock-
                                                      Common          Common          Paid In       Accumulated   holders' Equity
                                                      Shares          Shares          Capital         Deficit         (Deficit)
Balances, April 1, 2001                            $    216,483    $      7,500    $  5,928,476    $  (5,191,897)   $    960,562
   Conversion of related-party debt and accrued
    interest into 1,125,000 Common  Shares               11,250              --         518,620               --         529,870
   Net loss                                                  --              --              --       (5,293,423)     (5,293,423)
                                                   ------------    ------------    ------------    -------------    ------------
Balances, March 31, 2002                                227,733           7,500       6,447,096      (10,485,320)     (3,802,991)
   Net loss                                                  --              --              --       (1,694,281)     (1,694,281)
                                                   ------------    ------------    ------------    -------------    ------------
Balances, March 31, 2003                           $    227,733    $      7,500    $  6,447,096    $ (12,179,601)   $ (5,497,272)
                                                   ============    ============    ============    =============    ============

   The accompanying notes are an integral part of these consolidated financial statements.

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended March 31, 2003 and 2002
                                                       2003            2002

Net cash flows from operating activities:
   Net loss                                        $ (1,694,281)   $ (5,293,423)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
      Depreciation                                      382,409       1,234,577
      Amortization                                       39,917         147,094
      Change in cash surrender value of
       life insurance                                        --            (979)
      Change in provision for doubtful
       accounts receivable                              291,905         188,501
      Change in inventory reserve                            --           8,000
      Loss from disposal of assets                       32,470         250,584
      Reserve for continuing expenses for
       discontinued subsidiary                               --         175,000
      Loss from goodwill write-off                           --       1,438,180
      (Gain) loss from sale of divisions and
       subsidiary                                      (457,436)        661,742
   Changes in operating assets and liabilities
    net of the effect of sale of divisions and
    subsidiary:
      Receivables                                      (140,836)        923,136
      Prepaid expenses and other assets                 119,088          18,126
      Inventory                                          72,800          12,810
      Accounts payable and accrued liabilities         (322,116)        104,346
      Other liabilities                                (244,170)            806
                                                   ------------    ------------
   Net cash used in operating activities             (1,920,250)       (131,500)

Cash flows from investing activities:
   Proceeds from disposal of property and
    equipment                                         1,712,733       3,659,274
   Purchases of property and equipment                  (34,640)     (1,761,652)
   Payments received on financing notes
    receivables                                         232,583          80,333
   Advances to Atmospheric Glow
    Technologies, LLC                                (2,322,500)             --
   Issuance of note receivable                          (40,000)             --
   Payment received from disposal of subsidiary          10,106              --
   Additions to other assets                            (50,000)       (106,449)
                                                   ------------    ------------
   Net cash (used in) provided by investing
    activities                                         (491,718)      1,871,506

Cash flows from financing activities:
   Proceeds from life insurance loan                         --          20,376
   Proceeds from notes payable and
    long-term debt                                    2,847,715         725,980
   Proceeds from notes payable to related
    parties                                           1,778,000         590,362
   Principal payments on notes payable and
    long-term debt                                   (2,140,531)     (3,194,025)
   Principal payments on capital lease
    obligations                                         (53,022)        (67,774)
   Principal payments on notes payable to
    related parties                                     (80,359)        (32,053)
   Net change in escrow account                              --         175,471
                                                   ------------    ------------
   Net cash provided by (used in) financing
    activities                                        2,351,803      (1,781,663)
                                                   ------------    ------------
   Net decrease in cash and cash equivalents            (60,165)        (41,657)
Cash and cash equivalents, beginning of year            131,548         173,205
                                                   ------------    ------------
Cash and cash equivalents, end of year             $     71,383    $    131,548
                                                   ============    ============

Cash and cash equivalents - continuing
 operations                                        $     11,003    $     47,345
Cash and cash equivalents - discontinued
 operations                                              60,380          84,203
                                                   ------------    ------------
Cash and cash equivalents, end of year             $     71,383    $    131,548
                                                   ============    ============

   The accompanying notes are an integral part of these consolidated financial statements.

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the years ended March 31, 2003 and 2002

Supplemental cash flow information:
                                                       2003            2002

Cash paid for interest                             $    260,632    $    520,243
Noncash investing and financing activities:
   Conversion of accrued expenses to notes
    payable to related parties                               --          37,997
   Conversion of notes payable to related
    parties to Common Shares                                 --         529,870

   During 2003, Tice sold assets of the Install division of MidSouth totaling $129,243 in exchange for a note receivable of $139,500. A gain of $10,257 was recognized on the transaction.

   During 2003, Tice sold the NSA division of MidSouth. The purchaser assumed $662,285 of payables and debt in exchange for $375,239 of assets. A gain of $287,046 was recognized on the transaction.

   On March 31, 2003, Tice sold the stock of its MidSouth subsidiary. In the transaction, the purchaser obtained $655,469 of assets and $815,602 of liabilities. A gain of $160,133 was recognized on the transaction.

   The accompanying notes are an integral part of these consolidated financial statements.

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Notes to Financial Statements

1.   Summary of Significant Accounting Policies and Other Disclosures

     General Information - Tice Technology, Inc. & Subsidiaries ("Tice" or "the Company") has two subsidiaries. These subsidiaries, LandOak Company, Inc., which provided vehicle rental and leasing services and brokered equipment leasing services, and Tice Engineering and Sales, Inc., which provided engineering and technical solutions for the apparel industry, generally through the development or enhancement of equipment, discontinued operations during fiscal 2002. Tice sold the installation and survey divisions of its former subsidiary, MidSouth Sign Company, Inc., in July and August of 2003, respectively. The stock of MidSouth Sign Company, Inc., which included its remaining sign fabrication and service products divisions, was sold on March 31, 2003.

     Consolidated Financial Statements - The accompanying consolidated financial statements include the accounts of Tice Technology, Inc. ("TTI") and its two wholly owned subsidiaries, Tice Engineering and Sales, Inc. ("TES") and LandOak Company, Inc. ("LandOak"). The accounts of its former subsidiary, MidSouth Sign Company, Inc. ("MidSouth".), are included in the consolidated financial statements through the date of disposition. The consolidation of these entities is collectively referred to as the Company or Tice. All significant intercompany balances and transactions have been eliminated.

     Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less as cash equivalents.

     Restricted Cash - Restricted cash as of March 31, 2003 consists of a $50,000 deposit with the Company whose future use is restricted to the issuance of stock

     Accounts Receivable - Accounts receivable of the Company are not collateralized and are due under terms stated to the customer. The Company performs periodic credit evaluations of its customer's financial condition. The Company's royalty revenues is derived from one customer. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Credit risk with respect to accounts receivable is subject to the financial security of each customer.

     Notes Receivable - Financing notes receivable and notes receivable are collateralized and due under terms stated to the customer. Interest income on all types of notes is accrued based upon the outstanding principal amounts. Interest accrued is discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Financing notes receivable are included in assets held for disposition.

     Fair Value of Financial Instruments - The Company's financial instruments consisted of cash, accounts receivable, financing notes receivable, short-term borrowings and long-

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Notes to Financial Statements, Continued

1.   Summary of Significant Accounting Policies and Other Disclosures
     (continued)

     term debt. The fair value of these financial instruments approximated the carrying amounts reported in the Consolidated Balance Sheets.

     Inventories - No inventories remain at March 31, 2003. At March 31, 2002, inventories are included in assets held for disposition and are stated at lower of cost or market net of reserves for obsolescence.

     Vehicles Held for Sale - Vehicles held for sale are included in assets held for disposition and consist of certain vehicles previously used in LandOak's leasing operations. The Company expects to sell these vehicles in fiscal year 2004 and all rental vehicles as a result of the Company's decision to cease rental operations and liquidate the rental vehicles. Management believes the carrying value of these vehicles approximates their fair value.

     Property and Equipment - At March 31, 2003 Tice has minimal property and equipment remaining. MidSouth and LandOak property and equipment that was acquired on January 1, 2001 was stated at values estimated by management. Specifically, the LandOak rental vehicles were valued based on a percentage of the retail value as determined by the N.A.D.A. Official Used Car Guide with reserves for estimated losses on resale of certain vehicles. All remaining vehicles are now classified as vehicles held for sale. Property and equipment acquired since January 1, 2001 was stated at cost.

     Depreciation was computed using straight-line and accelerated methods over the estimated useful lives of the assets ranging between three and forty years. Leasehold improvements were amortized over the lesser of the related lease term or the useful life. Routine repair and maintenance costs are expensed as incurred. Costs of major additions, replacements and improvements were capitalized. No gains and losses from disposals are included in operating results.

     Patents - Certain legal and other direct expenses incurred by TES to obtain patents on designed and manufactured parts and equipment have been capitalized at their cost to the Company. Amortization is calculated using the straight-line method over the estimated useful lives of the patents, primarily seventeen and twenty years. Amortization expense totaled $6,038 and $6,236 during fiscal years 2003 and 2002, respectively. Amortization is expected to approximate $6,000 in each of the next five fiscal years.

     Due to the discontinuance of operations at TES, during fiscal year 2002 the Company wrote off $41,771 of patent costs (net of accumulated amortization) for all patents other than the patents related to the ongoing license agreement for which it receives royalty income.

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Notes to Financial Statements, Continued

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

     The Company's policy is to evaluate the excess of cost over the net assets of businesses acquired based on an evaluation of such factors as the environment in which the business operates or if the expected net flows (undiscounted and without interest) would become less than the carrying amount of the assets. An impairment loss would be recorded in the period such determination is made based on the fair market value of the related businesses. Due to significant operating losses and other factors, in 2002 management decided to discontinue the operations of its LandOak and MidSouth subsidiaries. Management recognized an impairment of goodwill at both MidSouth and LandOak. As a result, the Company wrote off the entire carrying value of goodwill net of accumulated amortization as of March 31, 2002 and recognized losses of $1,335,877 from LandOak and $102,303 from MidSouth.

     Impairment of Long-Lived Assets - In fiscal 2003, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which requires that long-lived assets be held for sale be measured at the lower of the carrying amount or the fair value less cost to sell. The Statement requires the long-lived assets and liabilities of a disposal group classified as held for sale be presented separately in the statement of financial position.

     Revenue Recognition and Deferred Revenue - The Company, through its subsidiaries TES and LandOak, generally recognizes revenue at the time related products are shipped or at the time services are rendered. License fees and related royalties are recognized as earned based on sales of equipment as reported by the licensee.

     MidSouth recognized sales and related expenses on the date the sign is installed or when product title otherwise passes to the customer.

     Revenues from MidSouth's NSA survey contracts were recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. This method was used because management considered it to

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Notes to Financial Statements, Continued

1.   Summary of Significant Accounting Policies and Other Disclosures
     (continued)

     be the best available measure of progress on the survey contracts. No such contracts remain at March 31, 2003.

     Advertising Costs - Advertising costs are expensed as incurred.

     Research and Development Costs - Research and development ("R&D") costs, including work performed under contracts to perform R&D for others (development agreements) are expensed as incurred, net of reimbursements.

     Income Taxes - The asset and liability method is used in accounting for income taxes, whereby deferred tax assets and liabilities are determined based upon the differences between financial reporting and tax bases of assets and liabilities and are measured based on enacted tax rates and laws when the differences are expected to reverse.

     Accounting for Stock-Based Compensation - The Company sponsors a stock-based employee compensation plan, which is described more fully in
     Note 20. As permitted by SFAS 148 and 123, the Company has chosen to apply the intrinsic value method provided for by APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based compensation awarded to employees.

     Had compensation expense for the Company's plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts as follows:

                                                       2003            2002

     Net loss as reported                          $ (1,694,281)   $ (5,293,423)
     Net loss under fair value method              $ (1,699,006)   $ (5,411,889)

     Stock based compensation cost as reported     $         --    $         --
     Stock based compensation cost under
      fair value method                            $      4,725    $    118,466

     Loss per share as reported                    $      (0.07)   $      (0.23)
     Loss per share under fair value method        $      (0.07)   $      (0.23)

     Transactions with Related Parties - The Company has entered into transactions with related parties. Debt, lease and disposition transactions with related parties are more fully discussed in Note 6, Note 8 and Note 17, respectively.

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Notes to Financial Statements, Continued

1.   Summary of Significant Accounting Policies and Other Disclosures
     (continued)

     The Company has a $102,104 unsecured note receivable from a company owned by a director. The note bears interest at 10% and is payable on demand. This note is classified with assets of discontinued operations.

     During fiscal 2003, the Company retained the services of a director to provide acquisition and operational consulting. The Company recognized $99,426 of cost under this agreement during fiscal 2003 of which $26,900 was accrued and unpaid at March 31, 2003.

     The Company leases office space on a month-to-month basis from one of its directors. Rent expense is approximately $45,000 each year.

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

     Reclassifications - Certain amounts in fiscal year 2002 have been reclassified to conform to fiscal year 2003 classifications. Assets and liabilities of discontinued operations in fiscal year 2002 have been reclassified to comply with SFAS No. 144 as more fully described in Note 22.

     Effect of New Accounting Pronouncements - In April 2002, the FASB issued SFAS No. 145 "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions in addition to technical corrections to other statements. Management believes this statement has not had a material impact on the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123"

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Notes to Financial Statements, Continued

1.   Summary of Significant Accounting Policies and Other Disclosures
     (continued)

     which amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS No. 148 in the current year.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the positions of FIN 46 are applicable no later than July 1, 2003. The Company does not expect this interpretation to have an effect on the consolidated financial statements.

2.   Costs and Estimated Earnings on Uncompleted and Unbilled Contracts

     The Company used the percentage-of-completion method of accounting for the MidSouth NSA survey contracts in progress as of the balance sheet date. The difference between the estimated revenues as calculated on the contracts in progress at the end of the period and the amounts billed on those contracts before the end of the period results in an asset for those contracts with estimated earnings in excess of billings and a liability for those contracts with billings in excess of estimated earnings. As the Company sold MidSouth's NSA division during fiscal year 2003, no such contracts remain at March 31, 2003. As of March 31, 2002, the resulting asset has been classified as assets of discontinued operations calculated as follows:

                                                                    2002

     Estimated revenues on uncompleted and
      unbilled contracts                                        $    213,098
     Less: billings to date                                          167,710
                                                                ------------
     Costs and estimated earnings in
      excess of billings on uncompleted contracts               $     45,388
                                                                ============

3.   Leases with Company as Lessor

     LandOak's short-term and long-term vehicle leases are accounted for as operating leases. These leases generally have terms of between seven and forty-eight months. At March 31, 2003, the carrying amount of vehicles used in the rental and leasing operations (excluding vehicles held for sale) was $217,368 (net of accumulated depreciation of

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Notes to Financial Statements, Continued

3.   Leases with Company as Lessor (Continued)

     $214,550). At March 31, 2002, the carrying amount of vehicles used in the rental and leasing operations (excluding vehicles held for sale) was $582,580 (net of accumulated depreciation of $236,404).

     As of March 31, 2003, future minimum lease payments to be received under these leases were as follows:

     2004                                    $   90,387
     2005                                        60,895
     2006                                        30,633
                                             ----------
     Total                                   $  181,915
                                             ==========

4.   Notes Receivable

     Notes Receivable - On March 31, 2003, the Company issued a $209,000 note receivable related to the sale of its MidSouth stock. The note bears interest at 6% and is payable in monthly installments of $4,222 beginning January 2004 through December 2005, with a final balloon payment of $138,794 due December 2005.

     On July 1, 2002, the Company issued a $139,500 note receivable related to the sale of its install division of MidSouth Sign. This note was assumed on March 31, 2003 by the purchaser of MidSouth stock.

     Financing Notes Receivable - Financing notes are classified as assets of discontinued operations. Financing notes receivable were generated from LandOak's sale and financing of vehicles that were no longer used in its rental and leasing operations. These notes generally have terms of up to forty-eight months and bear interest at annual rates of between 15% and 21%. The vehicles that are sold secure these notes. The balance of financing notes receivable were $48,591 (net of $0 allowance for doubtful accounts) and $371,404 (net of $60,000 allowance for doubtful accounts) at March 31, 2003 and 2002, respectively.

5.   Inventories

     Inventory balances are classified as assets of discontinued operations. The Company sold its entire inventory during fiscal 2003 and no inventory balances remain at March 31, 2003. Inventories at March 31, 2002 consist of:

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Notes to Financial Statements, Continued

5.   Inventories (continued)
                                                2002

     Raw materials                         $       58,140
     Work in process                               86,575
     Finished goods                                59,023
                                           --------------
     Inventory, net                        $      203,738
                                           ==============

     During fiscal year 2002, as a result of discontinued operations, TES incurred a $510,729 loss on disposal of inventory, which was included in loss from discontinued operations.

6.   Notes Payable to Related Parties

     Notes payable to related parties consist of the following at March 31:

                                                       2003             2002

     Unsecured  note  payable to an immediate
      family member of a former officer;
      interest at 10% due monthly; principal
      due on demand.                               $     50,000    $     50,000

     Unsecured note payable to the wife of a
      director of the Company;interest at 6%;
      principal and interest due December 31,
      2003.  Note is convertible at option of
      holder into Common Shares at $0.07 per
      share, subject to the approval of
      additional authorized shares by
      the shareholders of Tice.                          26,250          26,250

     Unsecured note payable to a company
      owned by a director of the Company;
      interest at 6%; principal and interest
      due December 31, 2003.  Note is
      convertible at option of holder into
      Common Shares at $0.07 per share,
      subject to the approval of additional
      authorized shares by the shareholders
      of Tice.                                          850,000              --

     Unsecured note payable to two directors
      of the Company; interest at 6%;
      principal and interest due January 2004;
      convertible at the option of the holders
      into Common Shares at $0.07 per share,
      subject to the approval of additional
      authorized shares by the shareholders of
      Tice.                                           1,300,000         500,000

     Other notes payable to related parties                  --         105,359
                                                   ------------    ------------
     Total                                            2,226,250         681,609

     Less liabilities of discontinued operations      1,300,000         567,497
                                                   ------------    ------------
     Notes payable to related parties, less
      amounts included in liabilities of
      discontinued operations                      $    926,250    $    114,112
                                                   ============    ============

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Notes to Financial Statements, Continued

6.   Notes Payable to Related Parties (Continued)

     During fiscal years 2003 and 2002, the Company incurred $70,995 and $49,353, respectively, in interest expense on notes payable to related parties.

     Subsequent to year end, the Company issued an additional $185,000 of notes payable convertible at the option of the individual holders into Common Shares at $0.07 per share, subject to the approval of additional authorized shares by the shareholders of Tice.

7.   Notes Payable

     Notes payable consist of the following at March 31:

                                                        2003            2002

     Notes payable to a financial institution;
      due March 2001 and extended to June 2003
      by a loan modification agreement in
      January 2003; principal reductions of
      $100,000 in March 2003, $400,000 in June
      2003.If these payments are made and two
      directors execute a $400,000 promissory
      note to the financial institution, then
      the remaining unpaid principal of
      approximately $600,000 will be forgiven
      by the financial institution. Interest
      due monthly at the LIBOR rate plus 2.3%
      (3.64% at March 31, 2003) payable
      monthly; collateralized by certain
      LandOak vehicles and leases; guaranteed
      by two directors of the Company. The
      Company made its March 2003 payment on
       April 15, 2003.                             $  1,501,528    $  2,822,606

     Revolving line of credit from a financial
      institution up to $200,000; due July
      2003; interest at the institution's
      prime rate plus 3% (6.25% at March 31,
      2003) payable monthly; guaranteed by two
      directors of the Company.                         199,986         199,986

     Notes payable to investors, net of $7,257
      and $30,249 discount at March 31, 2003
      and 2002, respectively; principal due
      June 2003; interest accrued at 10%
      payable quarterly; collateralized by
      certain TES patents.                              479,743         969,751

     Note payable to a financial institution;
      due July 2003; interest at 6%;
      guaranteed by two directors of the
      Company.                                          172,513         201,807

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Notes to Financial Statements, Continued

7.   Notes Payable (Continued)
                                                         2003           2002

     Note payable to an investor; due April 5,
      2001; interest accrued at 12%; principal
      and interest payable at maturity;
      extended month-to-month and payable on
      demand; collateralized by TES accounts
      receivable and inventory.                         100,000         100,000

     Unsecured notes payable to various
      investors; interest accrued at 6%;
      principal and interest due September
      2002 and extended to December 31, 2003.
      Notes are convertible at option of the
      individual holders into Common Shares at
      $0.07 per share, subject to the approval
      of additional authorized shares by the
      shareholders of Tice.                           3,326,416         137,900

     Other notes payable                                 43,687         845,384
                                                   ------------    ------------

     Total                                            5,823,873       5,277,434

     Less:

     Notes payable classified as liabilities
      of discontinued operation                       1,495,214       4,069,783
     Current portion of notes payable                 4,328,659         237,900
                                                   ------------    ------------
                                                      5,823,873       4,307,683
                                                   ------------    ------------
     Notes payable, less current portion           $         --    $    969,751
                                                   ============    ============

     Subsequent to year end, the Company issued an additional $58,000 of notes payable convertible at the option of the individual holders into Common Shares at $0.07 per share, subject to the approval of additional authorized shares by the shareholders of Tice

8.   Lease Obligations

     The Company leases a piece of equipment under an agreement that is classified as capital lease. The agreement expires January 2006. According to the terms of the agreement, the Company is required to pay all personal property taxes, maintenance and insurance costs related to the leased equipment. This lease is classified with liabilities of discontinued operations. The Company incurred interest expense related to capital leases totaling $7,558 and $16,830 during fiscal years 2003 and 2002, respectively.

     The Company leases certain equipment under lease agreements classified as operating leases that expire in 2004. The Company leases office space from a company under common control on a month to month basis for $3,500 per month. Total lease and rental

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Notes to Financial Statements, Continued

8.   Lease Obligations (continued)

     expense under all operating leases was $162,314 and $198,761 for fiscal years 2003 and 2002, respectively.

     Future minimum payments for leases, by year and in the aggregate, consist of the following as of March 31, 2003:
                                                    Operating        Capital

     2004                                          $      5,353    $     19,608
     2005                                                    --          19,608
     2006                                                    --          14,706
                                                   ------------    ------------
     Total minimum lease payments                  $      5,353          53,922
                                                   ============
     Amount representing interest                                         8,962
                                                                   ------------
     Present value of minimum lease payments
      (including $14,494 classified as current)
      both of which are included as
      liabilities of discontinued operations.                      $     44,960
                                                                   ============

     The Company is contingently liable on a phone lease that has been transferred to but not formally assumed by a third party. As of March 31, 2003, the amount of the contingent liability was $10,500. Future minimum payments under this lease are not included above.

     Assets under this agreement are no longer used in operations and were written off in fiscal 2003.

9.   Income Taxes

     For tax purposes, as of March 31, 2003, the Company has net operating loss and foreign tax credit carryovers available to offset future income taxes. These carryovers expire as follows:

               Net Operating Loss                  Foreign Tax Credit
       Year         Year of                     Year      Year of
     Generated    Expiration     Amount       Generated  Expiration  Amount
     -------------------------------------   --------------------------------
       1997          2017     $    149,268      1999       2004     $  14,174
       1998          2018          515,167      2000       2005        20,975
       1999          2019          472,518      2001       2006        47,161
       2000          2020        1,176,870      2002       2007        13,618
       2001          2021        1,243,911      2003       2008        13,077
       2002          2022        2,103,907
       2003          2023        4,041,257
                              ------------                          ---------
                              $  9,702,898                          $ 109,005
                              ============                          =========

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Notes to Financial Statements, Continued

9.   Income Taxes (continued)

     Significant components of the Company's deferred tax assets and liabilities as of March 31, 2003 and 2002 are as follows:

                                                       2003            2002
                                                   ------------    ------------
     Deferred tax assets:

        Capitalized inventory                      $         --    $     30,557
        Accrued vacation                                     46          13,856
        Accrued salaries                                  7,658         104,306
        Vehicle reserves                                  7,058          56,508
        Allowance for doubtful accounts                      --         143,869
        Warrants                                         34,461          34,164
        Property and equipment write-down                 6,120         171,479
        Goodwill                                        518,249         552,271
        Patents                                          16,477          15,856
        Depreciation                                         38              --
        Net operating loss carryovers                 3,715,240       2,516,517
        Foreign tax credit carryovers                   109,005          89,597
                                                   ------------    ------------

        Total deferred tax assets                     4,414,352       3,728,980
        Valuation allowance for deferred tax
         assets                                      (4,386,266)     (3,693,588)
                                                   ------------    ------------
     Net deferred tax assets                             28,086          35,392

     Deferred tax liabilities:
        Depreciation                                     26,648          32,400
        Prepaid expenses                                  1,438           2,992
                                                   ------------    ------------

     Total deferred tax liabilities                      28,086          35,392
                                                   ------------    ------------

     Net deferred tax assets                       $         --    $         --
                                                   ============    ============

     During 2003 and 2002, the Company increased its valuation allowance by $692,678 and $1,969,812, respectively. If the Company implements its current plan, as described in Note 23, to acquire Atmospheric Glow Technologies, LLC, there will be a change in control as defined by the Internal Revenue Code, which will limit use of net operating loss carryovers in future periods. Management is unable to currently assert that it is more likely than not that the net deferred tax asset will be realized.

     The Company's provision for income taxes is made up entirely of foreign taxes paid. The reconciliation of income taxes computed at the U.S. federal statutory tax rates (34% in 2003 and 2002) to the provision for income taxes is as follows:

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Notes to Financial Statements, Continued

9.   Income Taxes (continued)
                                                       2003            2002
                                                   ----------------------------

     Tax benefit at U. S. statutory rates          $   (572,330)   $ (1,797,378)
     State income taxes, net of federal tax
      benefit                                           (72,215)       (209,342)
     Foreign taxes paid                                  13,077           7,017
     Permanent differences                                4,195           5,035
     Change in valuation allowance                      692,678       1,969,812
     Change in valuation allowance due to change
      in rates used                                     (31,330)             --
     Other                                              (20,998)         31,873
                                                   ------------    ------------
                                                   $     13,077    $      7,017
                                                   ============    ============

10.  Segment Information

     The Company has three segments: TES, which manufactured and sold equipment and services in the industrial sewing machine market, discontinued operations in August of 2001. The Company will continue to own the TES subsidiary which has indebtedness under which it incurs interest expense. Additionally, TES owns certain patents and expects to earn royalties and licensing fees under existing licensing agreements. MidSouth manufactures, installs and services signs and provides sign surveys and project management services in the sign industry. During fiscal year 2002, the Company decided to divest the MidSouth subsidiary and sold it on March 31, 2003. Also, during fiscal year 2002, the Company decided to discontinue the LandOak rental operations and began to liquidate the inventory of vehicles. Additionally, the Company decided to divest the LandOak subsidiary. As a result the operations of the three subsidiaries are classified as discontinued operations except for TES's royalty and licensing fee income, patent amortization expense, interest expenses and foreign taxes. The operations of TTI are classified as continuing operations. The following is a summary of certain financial information relating to the three segments for fiscal years 2003 and 2002

                                           Continuing               Discontinued Operations
     Fiscal Year Ended                     Operations     --------------------------------------------
     March 31, 2003                         TTI/TES        Stock Sale       MidSouth         LandOak         Total
         (Amounts in thousands)

     Revenues from external customers     $        131    $         --    $      3,073    $        414    $      3,618
     Intersegment revenues                          --              --              --              --              --
     Depreciation expense                           --              --              80             302             382
     Interest expense                              345              --              48             102             495
     Income (loss) after income taxes             (980)            160            (191)           (683)         (1,694)
     Segment assets                              2,780              --              --             606           3,386
     Segment liabilities                         5,872              --              --           3,011           8,883

     TICE TECHNOLOGY, INC. & SUBSIDIARIES
     Notes to Financial Statements, Continued

     10.  Segment Information (continued)

                                           Continuing               Discontinued Operations
     Fiscal Year Ended                     Operations     --------------------------------------------
     March 31, 2002                         TTI/TES        Stock Sale       MidSouth         LandOak         Total
         (Amounts in thousands)

     Revenues from external customers     $         70    $         74    $      5,460    $      2,080    $      7,684
     Intersegment revenues                          --              --              14              21              35
     Depreciation expense                           --              --             141           1,094           1,235
     Interest expense                              182              --              76             326             584
     Loss after income taxes                      (518)         (1,049)         (1,239)         (2,487)         (5,293)
     Segment assets                                299              40           1,877           2,534           4,750
     Segment liabilities                         1,733             315           2,298           4,207           8,553

11.  Major Customers

     The Company had no major customers in fiscal year 2003 and two customers (at MidSouth) that represented 16% and 15%, of the Company's consolidated product and service revenues in fiscal year 2002.

12.  Research and Development Costs and Joint Development Agreement

     During fiscal 2003, the Company incurred no research and development costs. For fiscal 2002, research and development costs consist of the following approximate amounts:

                                                                    2002

     Salaries, benefits and payroll taxes                      $    154,000
     Travel                                                          17,000
     Insurance                                                        1,000
     Telephone                                                        1,000
     Utilities                                                        2,000
     Depreciation                                                     2,000
     Other                                                            4,000
                                                               ------------
                                                               $    181,000
                                                               ============

     Due to the cessation of TES operations during fiscal year 2002, R&D expenses are included in loss from discontinued operations.

13.  License and Royalty Agreement

     In June 1996, TES entered into a nonexclusive license and royalty agreement with a sewing machine manufacturer to use the electronic gearing sewing machine technology developed and patented by TES. Under the terms of the agreement, the licensee is to pay TES $250,000 upon the sale of the first class of machine built by the licensee using the

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Notes to Financial Statements, Continued

13.  License and Royalty Agreement (continued)

     technology. In addition, the licensee is to pay TES an additional $250,000 plus royalties of 1.75% to 2% of the sales price for sales of each class of sewing machine produced and sold by the licensee using TES's technology, and also pay TES $250,000 when licensee sales of each class of machine reach a $30,000,000 sales milestone by the licensee. The licensee has no obligation to apply TES's technology to additional classes of industrial sewing machines. Royalty income from the sale of the machines produced under this agreement was $130,769 and $70,165, respectively, in fiscal years 2003 and 2002.

14.  401(k) and Simple IRA Plans

     TES terminated its 401(k) plan in August 2001 when it ceased operations. TES made contributions of $5,824 in fiscal years 2002.

     MidSouth had a Savings Incentive Match Plan for Employees of Small Employers (SIMPLE) ("the Plan") covering employees that receive at least $5,000 in compensation for the calendar year. Employees could contribute up to $6,000 to the plan. The Company made a matching contribution equal to each participating employee's contributions up to a limit of 3% of the employee's compensation for the year, subject to certain restrictions. All contributions were fully vested and non-forfeitable. During fiscal year 2003 and 2002, the Company made contributions of $20,480 and $41,578, respectively.

     LandOak does not have an employee retirement or savings plan.

15.  Stock Warrants

     On June 25, 1999, the Company issued 100,000 warrants to holders of notes payable issued in a private placement transaction. The warrants, each of which entitles the holder to purchase one Common Share of the Company, have an exercise price of $.50 and expire June 25, 2003. As of March 31, 2003 no warrants had been exercised.

16.  Private Placement Transactions

     In fiscal 2002, in a private placement transaction, the Company converted $529,870 of notes payable to William A. Tice (notes payable to related party) to 1,125,000 restricted Tice Common Shares.

17.  Dispositions

     On July 1, 2002, the Company sold its MidSouth installation division to a former MidSouth employee for a note receivable of $139,500 due in installments with full

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Notes to Financial Statements, Continued

17.  Dispositions (continued)

     payment due within one year. The Company recognized a $10,257 gain on the sale of fixed assets with a net book value of $129,243.

     On August 1, 2002, the Company sold its MidSouth surveying division to Charles R. West, the Company's President and CEO, and an unrelated person. Under the terms of the transaction, the purchaser assumed $662,285 in accounts payable, notes payable and accrued liabilities in exchange for $375,239 of accounts receivable, other assets and fixed assets. The Company recognized a $287,046 gain on this sale.

     On March 31, 2003, the stock of MidSouth Sign Company, Inc., which included its remaining sign fabrication and service products divisions, was sold to the same former employee who purchased the install division for a note receivable of $209,000. The Company recognized a gain of $160,133 on the sale.

     These dispositions were facilitated through the issuance of $348,500 of notes receivable as follows:

     Assets sold:
        Cash deficit                                           $    (10,106)
        Accounts receivable                                         533,396
        Notes receivable                                            123,579
        Inventory                                                   130,938
        Property and equipment                                      480,214
        Other assets                                                110,930

     Liabilities sold:
        Accounts payable and accrued expenses                    (1,129,167)
        Notes payable and long-term debt                           (336,737)
        Capital lease obligation                                    (11,983)

     Gain on transactions                                           457,436
                                                               ------------
     Notes receivable issued                                   $    348,500
                                                               ============

     In April 2002, the Company sold the land and building owned by MidSouth. The March 31, 2002 values of the land and building were written down to $450,000 to reflect the proceeds received on the sale and the Company took write-down losses of $205,812 on the building and $77,000 on the land during fiscal year 2002.

     During the second quarter of 2002, the Company disposed of substantially all of the assets of TES. The Company recognized losses of $486,742 on the disposal of these assets and $175,000 for estimated continuing expenses.

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Notes to Financial Statements, Continued

18.  Contingent Liabilities

     The Company is subject to claims in the ordinary course of business. Management believes the ultimate resolution of these matters will have no material impact on the financial position, results of operations or cash flows of the Company.

19.  Loss Per Share

     Basic and diluted loss per share was computed by dividing the net loss applicable to common stock by the weighted average common shares outstanding during each period. Potential common shares are not included in the computation of diluted per share amounts in periods when the Company reports a loss. There were no potentially dilutive common equivalent shares for fiscal years 2003 and 2002. Basic and diluted loss per share are the same for all classes of the Company's common stock (thus they are not presented separately) because they have non-cumulative dividend rights of which none were available for distribution under the terms of the Certificate of Incorporation.

     Following is a reconciliation of the numerators and denominators of the basic and diluted loss per share:

                                                        2003           2002

     Loss:
        Basic and diluted:
           Loss available to common stockholders   $ (1,694,281)   $ (5,293,423)
     Shares:
        Basic and diluted:
           Weighted average common shares
            outstanding                              23,523,329      22,718,877

20.  Stock Options

     The Company established a stock option plan in fiscal year 1999 as a means to attract, retain and motivate its employees, non-employee board members and independent contractors. Management determines eligible persons. Each option granted under the plan is exercisable only during a fixed term from the date of grant as specified by management, but generally not to exceed 10 years. Vesting requirements of the options are determined by management, but are generally not less than one year from the date of grant. The exercise prices of the options are at least fair market value on the date of grant. The stockholders approved the issuance of up to 100,000 options to acquire Common Shares. During fiscal year 2000, options to purchase 60,000 shares were granted, in fiscal year 2001 options to purchase 20,000 shares were granted, no options were granted during fiscal year 2002, and in fiscal year 2003 options to purchase 10,000 shares expired and options to purchase 25,000 shares were granted. Under the plan, options can be granted until 2008.

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Notes to Financial Statements, Continued

20.  Stock Options (continued)

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

     No compensation expense was recognized in fiscal years 2003 and 2002. A summary of options outstanding as of March 31, 2003 and changes during fiscal years 2002 through 2003 is presented below:

                                                       Weighted        Weighted                       Weighted
                                                      Average of       Average         Stock           Average
                                          Common       Exercise       Grant Date       Options         Exercise
                                          Shares        Prices        Fair Value     Exercisable        Price

     Under option at April 1, 2001        781,071                                         321,024    $       3.49
        Options granted                        --
        Options exercised                      --
        Options forfeited                 (11,000)   $       1.00
                                          -------

     Under option at March 31, 2002       770,071                                         540,048    $       3.53
        Options granted                    25,000    $        .20    $        .19
        Options exercised                      --
        Options forfeited                 (10,000)   $        .94
                                          -------

     Under option at March 31, 2003       785,071                                         785,071    $       3.45

     The following table summarizes information about stock options at March 31, 2003:

                                   Options Outstanding               Options Exercisable
                    -----------------------------------------   -----------------------------
                                   Weighted
                                   Average          Weighted                      Weighted
     Range of        Number       Remaining         Average        Number          Average
     Exercise      Outstanding    Contractual       Exercise     Exercisable      Exercise
       Price       at 3/31/03    Life (months)       Price       at 3/31/03         Price

     $.20 - 1.00       325,024           25.50    $       .90         325,024    $        .90
     $      3.50       230,024           38.00    $      3.50         230,024    $       3.50
     $      7.00       230,023           50.00    $      7.00         230,023    $       7.00

     The weighted average remaining contractual life of outstanding options at March 31, 2003 was 2.13 years. The fair value of each option granted is estimated on the date of

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Notes to Financial Statements, Continued

20.  Stock Options (continued)

     grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                          2003           2002

     Dividend growth rate                   0.00%             0.00%
     Expected volatility                    14.7%            18.70%
     Risk-free interest rate                4.41%             4.41%
     Expected lives                      5 years      2 to 5 years

21.  Capital Stock

     Classes of stock: The total number of shares which Tice is authorized to issue is 45,600,000 shares and all shares have a par value of $0.01 per share. There are 30,000,000 Common Shares authorized of which 22,773,329 were issued and outstanding as of March 31, 2003. There are 5,000,000 Class B Common Shares authorized of which 750,000 were issued and outstanding as of March 31, 2003. There are 600,000 Class D Common Shares authorized of which none were issued and outstanding as of March 31, 2003. There are 10,000,000 Preferred Shares authorized of which none were issued and outstanding as of March 31, 2003. The Common Shares and the Class B Common Shares are identical in all respects and have equal rights and privileges except as noted below. There are no cumulative voting or any preferential or preemptive rights for any of Tice's classes of stock except that holders of Class B Common Shares have preemptive rights with respect to the issuance of Class B Common Shares only. The Board of Directors has the authority to issue, in one or more series, Preferred Shares, having such preferences, rights and limitations as established by the Board of Directors. However, the voting rights of Preferred Shares may not exceed the voting rights of Common Shares.

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

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Notes to Financial Statements, Continued

21.  Capital Stock (continued)

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

     As of March 31, 2003, Common Shares have been reserved as follows:

     Stock options                                  785,071
     Warrants                                       100,000
     Conversion of Class B Common
      Shares to Common Shares                       750,000
                                                  ---------
                                                  1,635,071
                                                  =========

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

     LandOak, of which Tice is the sole shareholder, had a loss of $683,123 and $2,486,918 for fiscal years 2003 and 2002, respectively. Management concluded that the rental,

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Notes to Financial Statements, Continued

22.  Discontinued Operations (continued)

     leasing and financing operations at LandOak could not create sufficient cash flow to justify its existence. In January 2002, LandOak began closing its rental centers and has been liquidating the vehicle inventory and paying off the related indebtedness. The Company is currently negotiating the sale of the stock of LandOak to certain directors of the Company. During fiscal year 2002, the Company reflected charges of $135,725 and $1,335,877 for asset disposal and write-off of goodwill, respectively, related to the discontinuance of LandOak operations. During fiscal 2003, the Company recognized $32,470 on the disposal of discontinued assets.

     As discussed in Note 17, during fiscal year 2003, the Company sold MidSouth's installation and surveying divisions and ultimately all the issued and outstanding stock of MidSouth.

     Revenues, losses from discontinued operations net of applicable income taxes, assets and liabilities of discontinued operations are as follows:

     Fiscal Year Ended
     March 31, 2003                                            Stock Sale       MidSouth        LandOak          Total
     (Amounts in thousands)
     Revenues                                                 $         --    $      3,073    $        414    $      3,487
     Income (loss) from operations (net of income tax)                  --            (488)           (651)         (1,139)
     Gain (loss) from disposal of assets (net of income tax)           160             297             (32)            425
                                                              ------------    ------------    ------------    ------------
        Net income (loss) from discontinued operations                 160            (191)           (683)           (714)

     Major classes of assets and liabilities are as follows:
     Vehicles held for sale                                                                   $        328    $        328
     Notes payable - current                                                                         1,502           1,502
     Notes payable - related party                                                                   1,300           1,300

     Fiscal Year Ended
     March 31, 2002                                                TES           MidSouth        LandOak          Total
     (Amounts in thousands)

     Revenues                                                 $         74    $      5,460    $      2,080    $      7,614
     Loss from operations (net of income tax)                         (562)           (847)         (1,016)         (2,425)
     Loss from disposal of assets (net of income tax)                 (487)           (290)           (135)           (912)
     Loss from goodwill write-off (net of income tax)                   --            (102)         (1,336)         (1,438)
                                                              ------------    ------------    ------------    ------------
        Net loss from discontinued operations                       (1,049)         (1,239)         (2,487)         (4,775)

     Major classes of assets and liabilities are as follows:
     Accounts receivable                                                --    $        640    $        132    $        772
     Vehicles held for sale                                             --              --           1,318           1,318
     Property, plant and equipment, net                                 --             976             607           1,583
     Accounts payable                                                   56           1,036             205           1,297
     Notes payable - current                                            --             375           3,351           3,726
     Notes payable - related party                                      --              67             500             567

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Notes to Financial Statements, Continued

23.  Advances to Atmospheric Glow Technologies, LLC

     In July 2002, the Company entered into a term sheet to acquire the assets of Atmospheric Glow Technologies, LLC ("A-G Tech"), including the commercialization and market rights held by A-G Tech to the patented Atmospheric Plasma technology. Under the term sheet, the Company is required to advance funds to A-G Tech to purchase commercialization rights and to fund A-G Tech's continuing operations until the closing of the acquisition. As of March 31, 2003, the Company has advanced $2,322,500 to A-G Tech. Since March 31, 2003, the Company has advanced an additional $170,000 to A-G Tech.

24.  Continuing Operations

     As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and has had to incur significant additional borrowings to sustain operations. The ability of the Company to continue as a going concern is dependent on management's ability to develop profitable operations by discontinuing or divesting unprofitable businesses and acquiring businesses that are or will become profitable while maintaining adequate financing until such time as cash flow from operations is sufficient. During fiscal year 2002, operations at TES ceased due to the subsidiary's inability to generate positive cash flow. As a result, TES has ceased substantially all expenditures. LandOak has ceased all rental operations, closed its rental centers and has ceased all new leasing and financing business because of its inability to compete in its market and obtain necessary new financing at competitive rates. LandOak is in the process of liquidating its rental vehicle inventory and satisfying the related indebtedness. The Company is in negotiations and expects to sell the remaining business of servicing the existing leases and financing contracts and the stock of LandOak as a condition of TTI's agreement to acquire A-G Tech. LandOak has substantially reduced its operating costs commensurate with its cessation of operations. Additionally, during fiscal 2003 all of the assets and stock of MidSouth were sold.

     The Company has entered into a letter of intent to acquire Atmospheric Glow Technologies, LLC, which management believes will provide the mechanism for the Company to secure future funding and to develop a profitable line of business. The Company is currently engaged in the process of raising new capital for the completion of the acquisition of A-G Tech, such funding to be completed in two phases. The first phase is $3 million of short-term capital necessary to allow the Company to operate and meet its pre-closing obligations under the letter of intent with A-G Tech. This was done by issuing short-term notes that are convertible to Common Shares valued at $0.07 per share at a future date, such conversion expected to be no later than December 31, 2003. The Company completed this first phase. The second phase is the issuance of the Company's Common Shares through a private placement, expected to be completed no later than December 2003. Due to the timing of this phase, the Company has also continued to obtain short-term borrowings to provide interim cash for operational needs, debt

TICE TECHNOLOGY, INC. & SUBSIDIARIES
Notes to Financial Statements, Continued

24.  Continuing Operations (continued)

     retirement and commitments to A-G Tech under the Term Sheet. Based on the successful results of the first phase of funding, the ability to obtain short-term borrowings as necessary and its successful negotiations for the divestitures of both LandOak and MidSouth, management is optimistic that the Company will raise the necessary capital and meet the other necessary conditions to complete the acquisition of A-G Tech. Management believes that these actions, the divestitures of the existing businesses and the acquisition of A-G Tech will ultimately lead to future profitability and positive cash flow such that the Company will be able to continue as a going concern.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.

     Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The following are the executive officers and directors of Tice. Brief descriptions of their experience follow.

     Name                      Position

     Charles R. West           President, Chief Executive Officer, Director (1)
     Sharon Draper             Chief Accounting Officer
     Michael A. Atkins         Director (2)
     Patrick L. Martin         Director (2)
     Thomas W. Reddoch         Director (3)

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

(3) Upon the acquisition of A-G Tech, Mr. Reddoch is expected to become President and Chief Executive Officer of Tice.

     Charles R. West, age 46, was elected President, Chief Executive Officer and a director of Tice Technology, Inc. effective May 1, 1999. From August 1995 to April 1999, Mr. West was a managing partner of Venture Alliance, LLC, a venture capital firm in Knoxville, Tennessee, during which time he oversaw the launch of three of the firm's eight start-up businesses. In each of the three, he acted as Chief Executive Officer until permanent management was installed. Prior to Venture Alliance, LLC, from 1986 to 1995, Mr. West was President and Chief Executive Officer of MasterCraft Boat Company in Vonore, Tennessee. He was Executive Vice President and General Manager of that company from 1985 to 1986 and Vice President - Finance from 1982 to 1985. Mr. West is a certified public accountant and received a B.S. in Business Administration from The University of Tennessee in Knoxville in 1979.

     Sharon Draper, age 47, was elected Chief Accounting Officer of Tice in October 2002. She is also the Chief Financial Officer for LandOak (Tice's subsidiary) and has held that position since January 2001. Prior to that, she was the Chief Financial Officer of The LandOak Company, LLC (the company from which Tice purchased the LandOak assets in 2001) from June 2000 to December 2000. In these capacities she was charged with overseeing all internal accounting procedures and control functions. Previously, Ms. Draper was a Managing Partner with Venture Alliance, LLC, a Knoxville based venture development firm. There she was responsible for all financial and administrative areas, including accounting, human resources, purchasing, leasing and management information systems of Venture Alliance and the eight businesses launched by it. Prior to joining Venture Alliance, Ms. Draper served as the Executive Vice President of Finance for Whittle Communications, L.P. and its successor Channel One Communications in which position she was responsible for the daily finance and administration service areas of the company. Ms Draper received a B.S. in Business Administration from the University of Tennessee in 1978.

     Michael A. Atkins, age 42, was elected a director of Tice Technology, Inc. in May 1999. Beginning January 1, 2001, Mr. Atkins has served as an outside consultant to the LandOak Company, Inc. since its purchase by Tice. Since March of 1983, Mr. Atkins had been employed by The Lanrick Group, Inc. in Knoxville, Tennessee where he provides financial planning and services. Mr. Atkins received a B.S. from Auburn University in Auburn, Alabama in 1982 and a Masters in Financial Planning from The College of Financial Planning in Denver, Colorado in 1994.

     Patrick L. Martin, age 50, was elected a director of Tice Technology, Inc. in May 1999. Since August of 1981, Mr. Martin has been employed by The Lanrick Group, Inc. in Knoxville, Tennessee where he provides financial planning and services. Mr. Martin received a B.A. from the University of Tennessee in Knoxville in 1974 and a Masters in Financial Planning from The College of Financial Planning in Denver, Colorado in 1995.

     Thomas W. Reddoch, age 57, was elected a director of Tice Technology, Inc. in December 2001. Mr. Reddoch currently serves as President of Container Technologies, Inc. in Helenwood, Tennessee and has held this position since December 1999. Mr. Reddoch previously served as President of Format Industries, Inc. from 1996 to 1999, was a management consultant from 1994 to 1996 and was Executive Vice President of Electrotek, Concepts, Inc. from 1984 to 1994. Mr. Reddoch received his B.S. in Electrical Engineering in 1967 and his M.S. in Electrical Engineering in 1969 from Lamar University in Beaumont, Texas and a Ph.D. in Electrical Engineering from Louisiana State University in Baton Rouge, Louisiana in 1973. Mr. Reddoch also serves as a director for Atmospheric Glow Technologies, LLC in Rockford, Tennessee and is the President and member of the Board of Directors of Tennessee Center for Research and Development in Knoxville, Tennessee.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Tice's directors, officers and persons who beneficially own more than ten percent of the Common Shares (each, a "Reporting Person") to file reports of ownership and changes of ownership with the SEC. Copies of all filed reports are required to be furnished to the issuer pursuant to the Exchange Act. Based solely upon a review of the forms and amendments thereto furnished to Tice during the fiscal year ended March 31, 2003, we believe that each Reporting Person complied with all applicable filing requirements during such fiscal year, except that William A. Tice made late filings with respect to four transactions that occurred during the fiscal year ended March 31, 2003.

Item 10. Executive Compensation.

     Effective on May 1, 1999, Tice entered into employment agreements with William A. Tice to serve as its Chairman of the Board and Executive Vice President and Charles R. West to serve as President and Chief Executive Officer. Both agreements are for a term beginning May 1, 1999 and ending April 30, 2002 with automatic one-year renewal terms unless terminated on three-months notice by either party after the initial term. The agreements may be earlier terminated in the event of the death, permanent disability or, upon sixty-days notice, the gross misconduct, material dishonesty or felony conviction of the employee. Mr. Tice left employment in October 2001, but continued to receive his salary under the employment agreement through April 2002 when the employment agreement with Mr. Tice expired. The employment agreement with Mr. West was automatically renewed for an additional one-year terms ending April 30, 2003 and April 30, 2004.

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

     The following table sets forth the compensation of the current President and Chief Executive Officer, Mr. West, and the former Executive Vice President, Mr. Tice, for the fiscal years ended March 31, 2003, 2002 and 2001:

                           Summary Compensation Table
                           --------------------------
                                                                      Long Term
                                                                    Compensation
                                      Annual Compensation              Awards
                             -------------------------------------  ------------
                                                                     Securities
                                                      Other Annual   Underlying
Name and                     Fiscal   Salary   Bonus  Compensation    Options /
Principal Position            Year    ($)(1)    ($)      ($)(2)       SARs (#)

Charles R. West, President,   2003   150,000    -0-      12,000          -0-
Chief Executive Officer       2002   150,000    -0-      18,522          -0-
                              2001   150,000    -0-      17,862          -0-

William A. Tice (3)           2003    25,000    -0-      12,000          -0-
                              2002   150,000    -0-      16,843          -0-
                              2001   150,000    -0-      16,650          -0-

(1) The salary listed for fiscal year 2001 includes $116,117 of salary accrued but not paid to Mr. West and $116,210 of salary accrued but not paid to Mr. Tice. The salary listed for fiscal 2002 includes $63,000 of salary accrued, but not paid to Mr. Tice. Mr. Tice received payroll advances of $31,250 in fiscal year 2002 and $24,500 in fiscal year 2001 that were advanced against accrued salaries. The balance of Mr. Tice's accrued salaries was paid in fiscal year 2003. The obligation to pay the accrued salary of $116,117 owed Mr. West for fiscal year 2001 was assumed by the purchaser of the assets of MidSouth's NSA division in August 2002.

(2) Other annual compensation includes for Mr. West an automobile allowance ($12,000 for fiscal years 2003, 2002 and 2001 of which $5,000, $12,000 and
     $3,000, respectively, were accrued but not paid), health insurance premiums (none for fiscal year 2003, $5,207 for fiscal year 2002 and $4,881 for fiscal year 2001) and 401(k) Plan company matching contributions (none for fiscal year 2003, $1,315 for fiscal year 2002 and $981 for fiscal year 2001) which were based on the same percentage of employer matching contribution available to other employees. Not included in compensation disclosed above, Mr. West earned interest of $147 and $4,087 on loans to Tice (notes payable to related parties) during fiscal years 2002 and 2001, respectively. For Mr. Tice, other annual compensation includes an automobile allowance ($12,000 for fiscal year 2003, $12,000 for fiscal year 2002 of which $7,000 was paid and $5,000 was accrued and paid in fiscal year 2003, and $12,000 for fiscal year 2001), health insurance premiums (none for fiscal year 2003, $3,883 for fiscal year 2002 and $3,669 for fiscal year 2001) and 401(k) Plan match (none for fiscal year 2003, $960 for fiscal year 2002 and $981 for fiscal year 2001) which is the same percentage of employer contribution match offered to other employees. Mr. Tice also received interest on certain notes reflecting funds loaned to Tice as subordinate debt. In fiscal year 2001, all such interest was accrued and added to the balance of the notes.

(3) Mr. Tice was Executive Vice President and Chief Technology Officer of Tice from May 1999 until he left employment in October 2001, but he continued to receive his salary under the employment agreement through April 2002 when the employment agreement expired.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth information with respect to the beneficial ownership of stock of Tice by management and 5% or greater shareholders as of June 1, 2003. A person is considered a beneficial owner of securities if such person, directly or indirectly, has voting power or investment power over the securities.

-------------------------------------------------------------------------------
                                                     Total Number of   Percent
                                                    Securities Owned     of
     Name and Address           Title of Class        Beneficially    Class (1)
-------------------------------------------------------------------------------
William A. Tice (1)          Common Shares                 6,059,245         27%
5315 Kesterbrooke Blvd.
Knoxville, TN
-------------------------------------------------------------------------------
Michael A. Atkins (2)        Common Shares                13,391,387         59%
1033 Spyglass Way
Knoxville, TN
-------------------------------------------------------------------------------
Patrick L. Martin (3)        Common Shares                14,111,838         60%
30 Rivendell                 Class B Common Shares           750,000        100%
Knoxville, TN
-------------------------------------------------------------------------------
Charles R. West (4)          Common Shares                   791,222          3%
3516 Navigator Place
Knoxville, TN

-------------------------------------------------------------------------------
                                                     Total Number of   Percent
                                                    Securities Owned     of
     Name and Address           Title of Class        Beneficially    Class (1)
-------------------------------------------------------------------------------
Joseph B. Baker (5)          Common Shares                 5,000,000         22%
8501 Old Town Court
Knoxville, TN
-------------------------------------------------------------------------------
Herman Larry Garner (5)      Common Shares                 5,050,000         22%
2622 Hill Court
Maryville, TN
-------------------------------------------------------------------------------
TLC Rental and Leasing, LLC  Common Shares                 8,000,000         35%
10267 Kingston Pike
Knoxville, TN
-------------------------------------------------------------------------------
AMBG Holding, LLC            Common Shares                 5,000,000         22%
10267 Kingston Pike
Knoxville, TN
-------------------------------------------------------------------------------
Directors and Officers       Common Shares                15,294,447         63%
  As a Group (6)             Class B Common Shares           750,000        100%
-------------------------------------------------------------------------------

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

     If the acquisition of A-G Tech is consummated, there will be a change of control of Tice. A-G Tech will receive 87,456,629 Tice Common Shares and 500,000 Tice Class B Common Shares. A-G Tech will then own approximately 36% of the outstanding Tice Common Shares, assuming Tice issues the entire 114,000,000 in the private placement which is to occur as a condition to the acquisition. The 500,000 Class B Common Shares will constitute 67% of the outstanding Class B Common Shares as A-G Tech has required and Mr. Martin has agreed to convert 500,000 of his Class B Common Shares to Common Shares in connection with the acquisition leaving him with 250,000 Class B Common Shares so that A-G Tech will be able to elect 75% of the directors of Tice. In order to induce Mr. Martin to convert the Class B Common Shares and to consummate the transaction with A-G Tech, Tice has agreed to issue to The Lanrick Group, Inc., which is owned by Mr. Martin, options to acquire 7,142,857 Tice Common Shares at a price of $0.07 per share for three years. The estimated fair value of the options is $214,286. Mr. Martin has also agreed to vote his Class B Common Shares to elect one designee of A-G Tech to the board after the closing.

Item 12. Certain Relationships and Related Transactions.

     Management believes that all of the transactions listed below are at least as fair as a similar transaction with an unaffiliated third party would have been.

     During fiscal years 1996 through 1999, William A. Tice made loans to TES covered by promissory notes that accrued interest at an annual rate of 10%. A portion of the interest was accrued and was added to the principal balance. In December 2001, in a private placement transaction, Tice converted the total balance of notes payable to Mr. Tice in the amount of $529,870 ($491,872 in principal and $37,998 in accrued interest reflected in notes payable to related party) to 1,125,000 Tice Common Shares. Mr. Tice is former Chairman of the Board, Executive Vice President and director of Tice. In 1998, the company issued a $50,000 note payable to Mr. Tice's mother, Daisy Tice, that carries an interest rate of 10% and has been continued from month-to-month by agreement.

     During fiscal year 2002, Mr. West loaned the Company $9,112 at an interest rate of 10% per annum. The loan was repaid with interest in April 2002. Additionally, Mr. West loaned the Company $25,000 at an interest rate of 10% per annum with principal and interest due April 2002. This loan and the accrued interest on the loan were assumed by Mr. West and an unrelated associate as a condition of Mr. West's and the associate's August 2002 purchase of the assets of MidSouth's NSA division.

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

     During fiscal year 2002, Viatical I LLC, a limited liability company owned by Mr. Atkins and Mr. Martin (both directors of Tice), loaned Tice $30,000 at an interest rate of 10% per annum. The principal balance at March 31, 2002 was $28,750. The principal and accrued interest were paid in full in April 2002.

     During fiscal year 2002, The Lanrick Group, Inc., owned by Pat Martin (a director of Tice), loaned the Company $50,000 at an interest rate of 6% per annum. The principal and accrued interest were paid in full in March 2002. Also during fiscal year 2002, TES sold a telephone system to The Lanrick Group, Inc. as part of the liquidation of assets and indebtedness of TES. The Lanrick Group, Inc. assumed the related capital lease obligation which exceeded the net book value of the equipment, resulting in a gain of $2,073 for Tice. Related to this transaction, Tice is contingently liable for future lease payments of $10,500 as of March 31, 2003.

     Upon consummation of the acquisition of A-G Tech, The Lanrick Group, Inc., a Tennessee corporation wholly owned by Pat Martin, a director and shareholder of Tice, will receive options to acquire 7,142,857 Tice Common Shares for $500,000 ($0.07 per share) for three years following the closing of the acquisition. As part of the acquisition, A-G Tech required that it receive 500,000 Class B Common Shares and that the current sole Class B shareholder, Mr. Martin, convert two-thirds of his Class B Common Shares to Common Shares at which point A-G Tech would be able to elect 75% of the directors of Tice. Tice believes that the transaction with A-G Tech should be consummated and has agreed to issue to The Lanrick Group these option to induce Mr. Martin to convert 500,000 lass B Common Shares to Common Shares. The estimated fair value of the options is $214,286. If the private placements by Tice described in this proxy statement are closed, LandOak Securities, LLC, a Tennessee limited liability company, owned 75% by Pat Martin and 25% by Mike Atkins, both directors and shareholders of Tice, will receive a 6% commission on the amount raised in such private placements as placement agent for the offerings.

     During fiscal year 2002, Sherry Lynn Turner, Mike Atkin's wife, loaned Tice $26,250 at an interest rate of 6% per annum with principal and interest due September 2002; the loan has subsequently been extended on a month-to-month basis. The note is convertible at the option of the holder into Common Shares in conjunction with a private placement at a rate of $.07 per Common Share. The note is secured by an equity interest in A-G Tech pursuant to the Term Sheet whereby, if the transaction is consummated, Tice will acquire the assets of A-G Tech as described in greater detail elsewhere herein. Mr. Atkins is a director of Tice.

     In March 2002, Mr. Martin and Mr. Atkins agreed to loan the Company $1,300,000 as part of Tice's negotiations with LandOak's senior lender. The proceeds of this loan are to be used to retire indebtedness with the lender. The notes bear interest at 6% per annum, are due December 31, 2003 and are convertible at the option of the holders into 18,571,429 Tice Common Shares at a rate of $.07 per Common Share, conditioned on the approval of the Tice shareholders of the increase in the number of authorized Common Shares. As of March 31, 2003, Mr. Martin and Mr. Atkins had advanced all of the $1,300,000 commitment.

     During fiscal year 2003, Tice sold the NSA division of MidSouth to National Survey Associates, Inc., a Tennessee corporation owned by Charles West, the President of Tice, and an unrelated person. The consideration was forgiveness of approximately $278,000 owed by MidSouth to the purchaser's owners and the purchaser's assumption of the liabilities of $663,644 related to the NSA division. Pat Martin, a director of Tice, and David Camp, Tice's Chief Financial Officer at the time, negotiated the transaction on behalf of Tice as it involved a purchase by the existing President of Tice. MidSouth agreed not to compete with the purchaser in the area of national signage surveys and not to solicit customers listed in the agreement for twenty-four months following the closing. In consideration of the agreement, the purchaser agreed to pay MidSouth a fee of 5% of receipts from the customers listed on the exhibit. MidSouth also agreed not to offer employment to NSA employees for twelve months.

     In July 2001, LandOak Capital, LLC, a company run by and owned by LandOak Management, LLC which is owned by Mr. Martin and Mr. Atkins, filed for protection and reorganization under Chapter 11 of the United States Bankruptcy Code. LandOak Capital, LLC provided capital to Cherokee Rental, Inc., a predecessor to The LandOak Company, LLC (which was purchased by Tice in 2001). LandOak Capital, LLC is not an operating company in the traditional sense. The purpose of filing for reorganization was to protect the rights of holders of notes issued by LandOak Capital, LLC against claims of certain of the note holders who were attempting to force LandOak Capital, LLC into an involuntary bankruptcy. The bankruptcy is still pending.

     Mr. Reddoch, who currently is a director of Tice and is expected to become President and Chief Executive Officer of Tice, is a governor of A-G Tech which is expected to sell its assets to Tice in exchange for Tice Common Shares and other consideration which is described in more detail elsewhere herein. Mr. Reddoch was the President of Tennessee Center for Research and Development ("TCRD") until August 2002 and continues to serve as a director. TCRD is a 16% owner of A-G Tech and has loaned $250,000 to A-G Tech. The loan will be converted to Tice

Common Shares at a rate of $0.07 per share. During fiscal 2003, the Company retained Mr. Reddoch to provide acquisition and operational consulting services. The Company recognized $99,426 of cost for Mr. Reddoch's services of which $26,900 was accrued but unpaid at March 31, 2003.

Item 13. Exhibits and Reports on Form 8-K.

     (a) Exhibits Index

--------------------------------------------------------------------------------------------------
                                                                                Exhibit      Page
                                                                              Table Number  Number
--------------------------------------------------------------------------------------------------
I.   Plan of Acquisition, Reorganization, Arrangement, Liquidation or              2
     Succession
--------------------------------------------------------------------------------------------------
     (i)   Asset Purchase Agreement Between Tice LOC, Inc. a Wholly Owned                     *
           Subsidiary of Tice Technology, Inc., and The LandOak Company, LLC
--------------------------------------------------------------------------------------------------
     (ii)  Asset Purchase Agreement Among Tice MSS, Inc., a Wholly Owned                      *
           Subsidiary of Tice Technology, Inc., MidSouth Sign Company, LLC
           and Tice Technology, Inc.
--------------------------------------------------------------------------------------------------
     (iii) Term Sheet between Tice Technology, Inc. and Atmospheric Glow                      75
           Technologies, LLC
--------------------------------------------------------------------------------------------------
     (iv)  Asset Purchase and Supply Agreement between MidSouth Sign                          83
           Company, Inc. and Jerry Dunlap, dba MidSouth Sign Erectors, LLC
--------------------------------------------------------------------------------------------------
     (v)   Stock Purchase Agreement between Tice Technology, Inc. and Jerry                   87
           Dunlap
--------------------------------------------------------------------------------------------------
     (vi)  Asset Purchase Agreement between MidSouth Sign Company, Inc. and                   99
           National Services Associates, Inc.
--------------------------------------------------------------------------------------------------
II.  Articles of Incorporation and Bylaws                                          3
--------------------------------------------------------------------------------------------------
     (i)   Certificate of Incorporation of Tice Technology, Inc.                              +
--------------------------------------------------------------------------------------------------
     (ii)  Bylaws of Tice Technology, Inc.                                                    +
--------------------------------------------------------------------------------------------------
III. Instruments Defining the Rights of Security Holders                           4
--------------------------------------------------------------------------------------------------
     (i)   Form of Promissory Note Issued in Connection with Private                          #
           Placement Closed on June 25, 1999
--------------------------------------------------------------------------------------------------
     (ii)  Warrant Agreement relating to Rights to Purchase up to 100,000                     #
           Common Shares of Tice Technology, Inc. Received by Holders of
           the Promissory Notes
--------------------------------------------------------------------------------------------------
     (iii) Security Agreement Pledging Patents as Security for Promissory                     #
           Notes

--------------------------------------------------------------------------------------------------
                                                                                Exhibit      Page
                                                                              Table Number  Number
--------------------------------------------------------------------------------------------------
     (iv)  Registration Rights Agreement Giving Purchasers under the                          #
           Private Placement Closed on June 25, 1999 Certain Demand and
           Piggyback Registration Rights
--------------------------------------------------------------------------------------------------
     (v)   Option Agreement Relating to Option to Purchase Up to 50,000                       #
           Common Shares of Tice Technology, Inc. Granted to Finder
--------------------------------------------------------------------------------------------------
     (vi)  Incentive Stock Option Plan and Agreement between Charles R.                       #
           West and Tice Technology, Inc.
--------------------------------------------------------------------------------------------------
IV.  Material Contracts                                                           10
--------------------------------------------------------------------------------------------------
     (i)   Employment Agreement Between Charles R. West and Tice                              #
           Technology, Inc.
--------------------------------------------------------------------------------------------------
V.   Subsidiaries of the Registrant                                               21          X
--------------------------------------------------------------------------------------------------
VI.  Additional Exhibits                                                          99
--------------------------------------------------------------------------------------------------
     (i)   Certifications - Chief Executive Officer, Charles R. West                          65
--------------------------------------------------------------------------------------------------
     (ii)  Certifications - Chief Accounting Officer, Sharon Draper                           66
--------------------------------------------------------------------------------------------------
     (iii) Certification -Section 906 - Chief Executive Officer, Charles R.
           West                                                                               67
--------------------------------------------------------------------------------------------------
     (iv)  Certification -Section 906 - Chief Accounting Officer,
           Sharon Draper                                                                      68
--------------------------------------------------------------------------------------------------

<F1>
x Previously filed as an exhibit to Form 10-K of Tice Technology, Inc. for the period ended March 31, 2001.
<F2>
* Previously filed as an exhibit to Form 8-K filed by Tice Technology, Inc. on February 9, 2001.
<F3>
+ Previously filed with Pre-Effective Amendment No. 1 to the Registration Statement and incorporated by reference herein.
<F4>
# Previously filed with Form 10-K of Tice Technology, Inc. for the period ended March 31, 1999.

(b) The registrant did not file any Form 8-K during the fourth quarter of fiscal year 2003.

Item 14. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     Within the ninety days prior to the date of this report, Tice's Chief Executive Officer and Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operations of Tice's disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer concluded that Tice's disclosure controls and procedures are effective in timely alerting him to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic SEC filings.

Changes in Internal Controls

     There were no significant changes in Tice's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 15. Principal Accountant Fees and Services.

Audit Fees
----------

     The aggregate fees billed for professional services rendered for the audit of Tice's annual financial statements for the 2003 and 2002 fiscal years and the review of the financial statements included in Tice's Forms 10-QSB for such fiscal years were $93,000 and $63,000, respectively.

Audit - Related Fees
--------------------

     During fiscal year 2003, Tice paid Coulter & Justus, P.C. $11,545 for audit related fees which were for services in connection with the preparation of Tice's Proxy Statement. There were no fees paid for audit related services in fiscal year 2002.

Tax Fees
--------

     In fiscal years 2003 and 2002, Tice paid $19,257 and $20,932, respectively, in fees for tax advice and planning services.

All Other Fees
--------------

     Other than those described above, Tice did not pay its auditors any other fees in fiscal years 2003 and 2002.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tice Technology, Inc.


By:  /s/  Charles R. West                                    on June 26, 2003
   ----------------------------------------------------------
   Charles R. West, President, Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  Charles R. West                                         on June 26, 2003
-------------------------------------------------------------
Charles R. West, President, Chief Executive Officer, Director


/s/  Sharon Draper                                           on June 26, 2003
-------------------------------------------------------------
Sharon Draper, Chief Accounting Officer


/s/ Michael A. Atkins                                        on June 26, 2003
-------------------------------------------------------------
Michael A. Atkins, Director


/s/ Patrick L. Martin                                        on June 26, 2003
-------------------------------------------------------------
Patrick L. Martin, Director


/s/ Thomas Reddoch                                           on June 26, 2003
-------------------------------------------------------------
Thomas Reddoch, Director


#279329 v1 - Form 10-KSB-Tice '03