Form 10QSB
period 2003-06-30
TICE TECHNOLOGY INC
filed 2003-08-14
CIK 1020676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission File Number 333-11591

Tice Technology, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	62-1647888
(State of incorporation)	(IRS Employer Identification Number)

10267 Kingston Pike

Knoxville, Tennessee 37922

(Address of principal executive offices)

(865) 531-0000

(Issuer’s telephone number)

The number of shares outstanding of each of the registrant’s classes of common stock on June 15, 2003 was 22,773,329 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

Transitional Small Business Disclosure Format:  Yes  ☐  No  ☒

Exhibit Index at page 22.

PART 1—FINANCIAL INFORMATION

Tice Technology, Inc. & Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2003	March 31, 2003 (1)
	(unaudited)
Assets
Cash and cash equivalents	$13,209	$11,003
Accounts receivable, net	57,335	30,178
Advances to Atmospheric Glow Technologies, LLC	2,492,500	2,322,500
Assets of discontinued operations	440,633	593,591

Total current assets	3,003,677	2,957,272
Restricted cash	50,000	50,000
Note receivable	209,000	209,000
Patents, net	153,274	154,784
Other assets	—	2,722
Assets of discontinued operations	4,579	12,105

Total assets	$3,420,530	$3,385,883

(1)	The March 31, 2003 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

	June 30, 2003	March 31, 2003 (1)
	(unaudited)
Liabilities and Stockholders’ Deficit
Current portion of notes payable	$4,466,015	$4,328,659
Current portion of notes payable to related parties	1,111,250	926,250
Accounts payable	252,315	161,382
Accrued liabilities	450,251	455,954
Liabilities of discontinued operations	2,883,655	2,980,444

Total current liabilities	9,163,486	8,852,689
Liabilities of discontinued operations	26,533	30,466

Total liabilities	9,190,019	8,883,155
Stockholders’ deficit	(5,769,489)	(5,497,272)

Total liabilities and stockholders’ deficit	$3,420,530	$3,385,883

(1)	The March 31, 2003 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Tice Technology, Inc. & Subsidiaries

Condensed Consolidated Statements of Operations

	For the three months ended June 30,
	2003	2002
	(unaudited)
Operating revenues:
Royalties	$30,174	$30,174

Total operating revenues	30,174	30,174
Operating expenses:
Selling, general and administrative	116,381	200,913

Total operating expenses	116,381	200,913

Operating loss	(86,207)	(170,739)
Other expense:
Interest expense	(101,037)	(43,287)
Other expense	—	(50,000)

Net other expense	(101,037)	(93,287)

Loss from continuing operations before foreign taxes	(187,244)	(264,026)
Provision for foreign taxes	3,017	3,018

Loss from continuing operations	(190,261)	(267,044)
Discontinued operations net of applicable income taxes:
Loss from operations of discontinued subsidiaries	(88,062)	(370,121)
Gain (loss) from disposal of assets	6,106	—

Loss from discontinued operations	(81,956)	(370,121)

Net loss	$(272,217)	$(637,165)

Loss per share (basic and diluted):
Continuing operations	$(0.01)	$(0.01)

Discontinued operations	$(0.00)	$(0.02)

Net loss per share	$(0.01)	$(0.03)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Tice Technology, Inc. & Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For the three months ended June 30,
	2003	2002
	(unaudited)
Net cash flows used by operating activities	$(149,511)	$(756,353)

Cash flows from investing activities:
Purchases of property and equipment	—	(2,440)
Proceeds from disposal of property and equipment	40,532	1,300,613
Payments received on financing and other notes receivable	22,827	37,907
Advances to Atmospheric Glow Technologies, LLC	(170,000)	(269,000)
Additions to other assets	—	(40,000)

Net cash (used) provided by investing activities	(106,641)	1,027,080

Cash flows from financing activities:
Proceeds from notes payable and long-term debt	130,100	667,111
Proceeds from notes payable to related parties	185,000	—
Principal payments on notes payable to related parties	—	(80,359)
Principal payments on notes payable and long-term debt	(100,000)	(754,639)
Principal payments on capital lease obligations	(3,446)	(15,293)

Net cash provided (used) by financing activities	211,654	(183,180)

Net (decrease) increase in cash and cash equivalents	(44,498)	87,547
Cash and cash equivalents, beginning of period	71,383	131,548

Cash and cash equivalents, end of period	$26,885	$219,095

Cash and cash equivalents—continuing operations	$13,209	$68,509
Cash and cash equivalents—discontinued operations	13,676	150,586

Cash and cash equivalents, end of period	$26,885	$219,095

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Tice Technology, Inc. & Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of Tice Technology, Inc. & Subsidiaries (“Tice” or “the Company”) include the accounts of Tice Technology, Inc. (“TTI”) and its two wholly owned subsidiaries, Tice Engineering and Sales, Inc. (“TES”) and LandOak Company, Inc. (“LandOak”). The accounts of its former subsidiary, MidSouth Sign Company, Inc. (“MidSouth”), are included in the consolidated financial statements through the date of disposition (March 31, 2003). These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended March 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as of and for the period ended March 31, 2003.

2.	Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principals of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. For the periods presented, no stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. For the quarter ended June 30, 2003, there would have been no effect on net earnings and earnings per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transaction and Disclosure—an Amendment of FASB Statement No. 123,” to stock-based employee compensation.

3.	Effect of New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional

Notes to Condensed Consolidated Financial Statements (unaudited), continued

3.	Effect of New Accounting Pronouncements, continued

subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the position of FIN 46 are applicable no later than July 1, 2003. The Company does not expect this interpretation to have an effect on the Company’s consolidated financial statements.

4.	Dispositions and Discontinued Operations

During fiscal 2002, the Company discontinued the operations of its LandOak and MidSouth subsidiaries. The Company sold MidSouth’s installation and surveying divisions on July 1, 2002 and August 1, 2002, respectively. On March 31, 2003, the Company sold all the issued and outstanding stock of MidSouth.

Revenue and losses from discontinued operations, including gain or loss from disposal of assets related to discontinued operations, net of applicable income taxes, are as follows:

	Three months ended (amounts in thousands)
	June 30, 2003	June 30, 2002
	LandOak	LandOak	MidSouth	Total
Revenue	$38	$202	$1,007	$1,209
Loss	$(82)	$(118)	$(252)	$(370)

Major classes of assets and liabilities of discontinued operations are as follows:

	(amounts in thousands)
	June 30, 2003	March 31, 2003
	LandOak	LandOak
Vehicles held for sale	$257	$328
Notes payable—current	$1,395	$1,502
Notes payable—related	$1,300	$1,300

5.	Recognition of Losses on Receivables

Accounts are reviewed at least quarterly. The allowance for bad debts on trade and notes receivable reflects management’s best estimate of probable losses, including specific allowances for known troubled accounts. All accounts deemed to be uncollectible are written off to the allowance for losses.

6.	Notes Payable and Long-Term Debt

Since March 31, 2003, the Company has issued $315,100 ($130,100 at 6%, $100,000 at 6% to a related party and $85,000 to a related party at 10%) of notes payable to individuals due December 31, 2003, convertible into Common Shares of the Company at the option of the note holders based on a conversion price of $0.11 per share (there are no conversion rights on the related party notes totaling $185,000); and interest will not accrue

Notes to Condensed Consolidated Financial Statements (unaudited), continued

6.	Notes Payable and Long Term Debt, continued

if the notes are converted. The notes were issued to provide operational financing, funds for debt retirement, and to make advances to Atmospheric Glow Technologies, LLC as described in greater detail in Note 9. Other notes previously issued, totaling $4,202,666 (including $876,250 to related parties), are convertible into Common Shares of the Company at the option of the note holders based on a conversion price of $0.07 per share; and interest will not accrue if the notes are converted. The conversion of both types of notes is conditioned on Tice amending its Certificate of Incorporation to authorize additional shares. The notes were originally due on June 25, 2003 and the maturity dates have been extended to December 31, 2003.

Subsequent to June 30, 2003, the Company’s LandOak subsidiary completed a modification to its loan agreement with a financial institution. The modification extended a $400,000 principal payment due date to December 31, 2003. If this payment plus interest is made and two of the Company’s directors and guarantors of the loan agree to replace an additional $400,000 of LandOak’s indebtedness with personal loans, then the financial institution will forgive the remaining balance of the debt, expected to be approximately $600,000.

The Company also completed a modification to its loan agreement with another financial institution whereby the due date on notes payable totaling approximately $372,500 was extended to October 15, 2003.

The Company has failed to make payments of $487,000 due under notes issued in June 1999 that matured June 25, 2003. These notes are collateralized by the patents to the Electronic Gearing Technology held by the Company. Negotiations with the note holders are ongoing, and note holders representing approximately $170,000 of the $487,000 have agreed to an extension of time until December 25, 2003 for payment, with 10% interest continuing to be paid quarterly. The Company believes it has obtained necessary funding commitment to satisfy these notes during the quarter ending September 30, 2003.

7.	Loss per Share

Basic and diluted loss per share was computed by dividing net loss applicable to common stock by the weighted average common shares outstanding during each period. Potential common shares are not included in the computation of diluted per share amounts in periods when the Company reports a loss. There were no potentially dilutive common equivalent shares for the three-months ended June 30, 2003 and 2002. Basic and diluted loss per share are the same for all classes of the Company’s common stock (thus they are not presented separately) because both have non-cumulative dividend rights of which none were available for distribution under the terms of the Certificate of Incorporation.

Following is a reconciliation of the numerators and denominators of the basic and diluted loss per share for the three months ended June 30, 2003 and 2002:

Notes to Unaudited Condensed Consolidated Financial Statements, continued

7.	Loss per Share, continued

	2003	2002
Loss:
Basic and diluted:
Loss available to common stockholders	$(272,217)	$(637,165)

Shares:
Basic and diluted:
Weighted average common shares outstanding	23,523,329	22,523,329

8.	Income Taxes

The provision for income taxes relates to foreign taxes on TES’s license fees and royalty income.

9.	Contingent Matters

In July 2002, the Company entered into a term sheet to acquire the assets of Atmospheric Glow Technologies, LLC (“A-G Tech”), including the commercialization and market rights held by A-G Tech to the patented Atmospheric Plasma technology. The term sheet, the term of which was extended to December 31, 2003, is non-binding except as to repayment, or conversion to equity, of funds advanced prior to closing and certain confidentiality and exclusivity provisions and is contingent on the execution of a definitive agreement. Under the term sheet, the Company is required to advance funds to A-G Tech to fund a stock redemption transaction and A-G Tech’s continuing operations until the closing of the acquisition. Since March 31, 2003, the Company has advanced $170,000 to A-G Tech to bring total advances to A-G Tech to $2,492,500. Additionally, as required under the term sheet and to fund the ongoing expenses of TTI, TES, and A-G Tech, since July 2002, the Company raised approximately $3.5 million in capital under a private placement memorandum and an additional $1,035,000 in bridge funding from a related party. In doing so, the Company has issued convertible notes payable as more fully describe in Note 6. Additionally, the Company has guaranteed a note payable issued by A-G Tech in the amount of $225,000 that allowed A-G Tech to purchase testing equipment. The holder of the note has indicated its intent to convert, however, the Company would be required to perform under the guarantee if the transaction with A-G Tech is not consummated and A-G Tech fails to meet the terms of the note. This loan is convertible into Common Shares of the Company at a rate of $0.07 per share at the option of the holder of the note.

The Company is currently negotiating the sale of the stock of LandOak to certain directors of the Company.

Notes to Unaudited Condensed Consolidated Financial Statements, continued

10.	Continuing Operations

Under agreements by which it licenses patented technology to other manufacturers, TES expects to continue to earn royalties and possible additional licensing fees.

As shown in the accompanying condensed consolidated financial statements, the Company’s cash flow from operations is not sufficient to fund the Company’s current business activities. Company losses have been funded through additional borrowings. The ability of the Company to continue as a going concern is dependent on management’s ability to develop profitable operations by discontinuing or divesting unprofitable businesses and acquiring businesses that are or will become profitable while maintaining adequate financing until such time as cash flow from operations is sufficient. Management believes that available cash and additional debt will be sufficient to meet expected operating requirements, including disposition and acquisition activities, over the near term. LandOak continues to liquidate its rental vehicle inventory and satisfying the related indebtedness. The Company is in negotiations and expects to sell the stock of LandOak as a condition of its agreement to acquire A-G Tech. The Company has substantially reduced its operating costs commensurate with its cessation of these operations.

The Company has entered into a term sheet to acquire A-G Tech, which management believes will provide the mechanism for the Company to secure future funding and to develop a profitable line of business. The Company is currently engaged in the process of raising new capital for the completion of the acquisition of A-G Tech, such funding to be completed in two phases. The first phase issuance of short-term convertible notes has provided short-term capital necessary to allow the Company to operate and meet its pre-closing obligations under the term sheet entered into with A-G Tech. The second phase, which is the issuance of the Company’s Common Shares through a private placement, is expected to be complete no later than December 31, 2003. Based on the successful results to date of the first phase of funding and its negotiations for the divestitures of both LandOak and MidSouth, management is optimistic that the Company will raise the necessary capital and meet the other necessary conditions to complete the acquisition of A-G Tech. Management believes that these actions will lead to future profitability and positive cash flow such that the Company will be able to continue as a going concern.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Results of Operations

Royalty revenue on patents was $30,174 in the first quarter of fiscal year 2004 compared to $30,174 in the first quarter of fiscal year 2003. Revenue remained the same due to estimated sales by the licensee of products that utilize the TES patented Electronic Gearing Technology being consistent during the comparable quarters.

Selling, general and administrative expenses, comprised primarily of expenses of the holding company, decreased in the three-month period ended June 30, 2003 by 42% to $116,381 from $200,913. This decrease reflects decreases in the holding company’s management salaries and benefits, and legal and accounting fees related to the Company’s disposition activities.

Interest expense for the three-month period ended June 30, 2003 increased 133% to $101,037 due to additional borrowing to continue operations and position the Company for the purchase of the assets of Atmospheric Glow Technologies, LLC (“A-G Tech”).

Other expenses of $50,000 during the three-month period ended June 30, 2002, reflect the one-time write off of advances to Glow Products Corporation, Inc. in settlement of the termination of a letter of intent and as part of the Company’s proposed acquisition of A-G Tech described in detail elsewhere in this quarterly report.

The loss from continuing operations decreased by 29% to $190,261 in the first quarter of fiscal year 2004 from $267,044 in the first quarter of fiscal year 2003. This decrease was primarily the result of decreased selling, general and administrative expenses.

The loss from discontinued operations decreased to $81.956 in the first quarter of fiscal year 2004 from $370,121 in the first quarter of fiscal year 2003. This decrease is mainly the result of dispositions and cost reduction efforts begun in previous quarters. The net loss decreased by $364,948 to $272,207 in the first quarter of fiscal year 2004 from $637,165 in the first quarter of fiscal year 2003.

Liquidity and Capital Resources

Due to the discontinuance of the majority of Tice’s businesses and costs associated with the proposed acquisition of A-G Tech, cash flows from operations are not sufficient to fund the Company’s current business activities. Cash used by operations was $149,511 for the three-month period ending June 30, 2003 as compared to $756,353 of cash used by operations in the comparable three-month period ending June 30, 2002. This decrease of cash used in operations of $606,842 reflects results of dispositions and cost reduction efforts. Cash used in operations for the quarter was funded through the issuance of additional long-term debt. The Company expects that available cash and long-term debt will be sufficient to meet its expected operating requirements, including disposition of LandOak and preparation for the acquisition of A-G Tech. However, Tice will need to raise additional funds in connection with the acquisition of A-G Tech and has made plans to do so which are described in more detail elsewhere herein.

As of July 15, 2003, the Company believes it will need a minimum of $1,000,000 in additional cash to meet its operational needs, debt retirement and commitments to A-G Tech under the existing term sheet prior to the acquisition of A-G Tech. Such funds are expected to be generated primarily through short-term borrowings. By December 31, 2003, the Company expects to have completed its equity private placement, at which time all outstanding debts of the Company will be retired or converted to equity as per its existing agreements. If successful with the consummation of the private placement, the Company will complete its acquisition of A-G Tech and have sufficient operating capital as required under the existing Term Sheet between the Company and A-G Tech.

Cash used by investing activities was $106,641 for the three-month period ended June 30, 2003 as compared to cash provided by investing activities of $1,027,080 in the comparable period of fiscal year 2003. The $1,133,721 decrease was mainly due to $1,300,613 of proceeds from property and equipment disposals in fiscal year 2003 compared to $40,532 in the current period. The Company will continue to divest itself of assets in its discontinued operations and does expect to make additional advances to A-G Tech.

Cash provided by financing activities was $211,654 for the three-month period ended June 30, 2003, as compared to cash used in financing activities of $183,180 in the comparable period of fiscal year 2003. The $394,834 increase is primarily due to less retirement of long-term debt in fiscal 2003 due to the extension of certain principal payment dates to later in fiscal 2003. As more fully discussed elsewhere herein, the Company expects to raise additional capital through the issuance of common stock. These funds will be available for operations upon successful consummation of the A-G Tech acquisition.

Tice’s principal commitments at June 30, 2003 consist primarily of notes payable, notes payable to related parties, obligations under capitalized leases, accounts payable, accrued liabilities and other liabilities. Current notes payable obligations are expected to be satisfied through a combination of additional borrowings, and the completion of the equity private placement associated with the purchase of A-G Tech.

The Company has failed to make payments of $487,000 due under notes issued in June 1999 that matured June 25, 2003. These notes are collateralized by the patents to the Electronic Gearing Technology held by the Company. Negotiations with the note holders are ongoing, and note holders representing approximately $170,000 of the $487,000 have agreed to an extension of time until December 25, 2003 for payment, with 10% interest continuing to be paid quarterly. The Company believes it has obtained necessary funding commitment to satisfy these notes during the quarter ending September 30, 2003. Other current obligations have been satisfied through extension of terms by the respective creditors.

The Company will continue to seek new licensees or possible purchasers of the Electronic Gearing Technology owned by its subsidiary, TES. However, no assurances can be made that a new licensee or possible purchasers can be located. Also, there are no assurances that the Company will continue to earn royalty income.

Management believes that Tice’s future results of operations will be influenced by a number of factors including general economic conditions, the ability of the company to secure necessary funding, dependence on new management to successfully develop and market new technologies and, ultimately, the market acceptance of the applications based on the A-G Tech technology. Because of these factors as well as other factors, historical results should not be relied on as an indicator of future performance.

Contingent Matters

Proposed Divestitures and Acquisition

As mentioned above, Tice has entered into a term sheet with A-G Tech evidencing Tice’s intent to acquire substantially all of the assets and assume certain liabilities of A-G Tech in exchange for cash and Tice Common Shares. In conjunction with its acquisition of A-G Tech, Tice plans to liquidate the majority of LandOak assets prior to selling the stock of LandOak.

Tice sold some of the assets and the stock of MidSouth in three transactions. However, Tice plans to retain its subsidiary TES which ceased business in August 2001, but which holds certain patents including the patent on the Electronic Gearing Technology (implemented in products for the sewing industry) and a licensing agreement under which it receives royalties and may receive license fees. Pursuant to the term sheet, Tice will change its management and name. The term sheet is nonbinding (except as to certain provisions such as the return of advances made by Tice to A-G Tech, confidentiality and exclusive dealing) and the proposed acquisition is contingent on several conditions, including, but not limited to, approval by the shareholders of Tice of the sale or liquidation of the existing Tice subsidiaries (other than TES) and the increase in the number of authorized shares. The acquisition is also contingent on the completion of a private placement. A description of the proposed divestitures and acquisition follows.

Divestiture of Subsidiaries

As part of the proposed transaction with A-G Tech, Tice plans to sell the stock of LandOak to two related parties, Pat Martin and Mike Atkins, who are directors and shareholders of Tice in return for the buyers’ assumption of the LandOak liabilities which are expected to be approximately $2,500,000 at the time of the sale. The buyers are expected to continue to liquidate the business.

As the sale of the stock of LandOak could be considered a sale of substantially all assets of Tice, Tice is working to obtain shareholder approval of the sale. A meeting is tentatively set for September 2003 and a proxy statement is being prepared. Shareholders holding in excess of 51% of the issued and outstanding Common Shares of Tice have agreed to vote their shares in favor of the sale.

Proposed Acquisition

As discussed previously, Tice and A-G Tech have evidenced their interest to effect Tice’s acquisition of A-G Tech by way of a term sheet. The term sheet is not binding on the parties except with respect to certain confidentiality and exclusivity provisions and the return or conversion to equity of certain funds advanced or to be advanced by Tice prior to the completion of the acquisition. Under the term sheet, Tice has advanced A-G Tech $1,525,000 to fund a stock redemption agreement and has agreed to advance A-G Tech $50,000 each thirty days between the date of the term sheet and the closing of the acquisition (with $2,492,500 having been advanced through June 30, 2003 and an additional $225,000 having been advanced to A-G Tech by a third party with ultimate repayment of such advance expected to be made by an issuance of Tice Common Shares), and will issue 87,456,629 Tice Common Shares and 500,000 Tice Class B Common Shares to A-G Tech. The shares would be nontransferable (except in the case of dissolution of A-G Tech when they could be transferred to A-G Tech’s owners) for twelve months. A-G Tech, as well as two of Tice’s current directors (Mike Atkins and Pat Martin), will receive piggyback registration rights for twelve months beginning after the end of the twelve-month restriction on sale. Tice must amend its Certificate of Incorporation to authorize additional shares and to change its name. Tice’s shareholders must approve the amendment to the Certificate of Incorporation.

In the term sheet, Tice agrees to increase the number of its Board of Directors to nine. Six directors will be elected by holders of Class B Common Shares and three directors will be elected by holders of Common Shares. Tice also agrees to cause Pat Martin, the current holder of Class B Common Shares, to convert 500,000 of his Class B Common Shares to Common Shares (leaving him with 250,000 Class B Common Shares) so that A-G Tech will be able to elect 75% of the directors of Tice. If the purchase of A-G Tech is consummated, to induce Mr. Martin to convert the 500,000 Class B Common Shares to complete the acquisition of A-G Tech, Tice will grant The Lanrick Group, Inc. (owned by Mr. Martin), or its assignee, the option for three years to purchase 7,142,857 Common Shares at $0.07 per share. The estimated fair value of the options to purchase the shares is $350,000. Mr. Martin agrees to approve the issuance of the 500,000 Class B Common Shares to A-G Tech and to enter into a voting agreement requiring him to vote his Class B Common Shares to elect a designee of A-G Tech to the Board of Directors for three years after the closing of the acquisition. A-G Tech will agree to elect Kimberly Kelly-Wintenberg and Thomas Reddoch to the Tice Board of Directors for three years after the acquisition.

Tice agrees to raise a minimum of $6,500,000 of cash or conversion of outstanding debt in return for no more than 115,000,000 of its Common Shares. Tice will divest itself of LandOak and not negotiate to acquire, or acquire, any other businesses prior to the closing. Tice will terminate all of its employees and enter into employment agreements reasonably acceptable to it with key employees of A-G Tech. Additionally, Tice agreed to assist A-G Tech in obtaining financing to purchase certain testing equipment costing $225,000. This financing has been completed with a loan from the Tennessee Center for Research and Development (“TCRD”) to A-G Tech. In connection with the loan, TCRD had the right to convert the debt to Tice Common Shares at $0.07 per share that it has exercised, and such funds are included as advanced by Tice to A-G Tech.

Prior to closing, the University of Tennessee Research Corporation (“UTRC”), which is the licensor of the license relating to the Atmospheric Plasma technology, must have approved the proposed transactions with Tice.

Atmospheric Glow Technologies

In connection with the acquisition, Tice plans to form a new subsidiary that will acquire the assets of A-G Tech. A-G Tech has licenses for the patented One Atmospheric Uniform Glow Discharge Plasma (OAUGDP™ or Atmospheric Plasma) technology developed by scientists at the University of Tennessee in Knoxville. If the acquisition occurs, the following is a description of the possible applications of the technology and management’s general plan to develop it.

Management believes that the OAUGDP™ technology offers capabilities that prior plasma technologies could not provide. Because of its differentiating features, OAUGDP™ costs less to generate than earlier technologies. Moreover, the OAUGDP™ technology expands the applicability of plasma which management believes provides new opportunities to create value. A-G Tech, founded in January 2000, emerged from the laboratories of the Departments of Electrical Engineering, Microbiology, Physics and Textiles at the University of Tennessee when a multi-disciplinary group of scientists recognized the potential market value of this technology.

Atmospheric Plasma—as distinguished from blood plasma—is the fourth state of matter and is a technology in its infancy. As a fundamental science unto itself, Atmospheric Plasma is a potential source for a multitude of applications and products. Fundamental technology forms such as transistors, lasers and related innovations have provided a basis for revolutionary advancements in applications and products. Tice management believes that Atmospheric Plasma technology can follow a similar path.

Management believes that the OAUGDP™ technology lends itself to the development of products in a number of areas. These areas include: (1) air filtration; (2) biotechnology; (3) chemical and biological decontamination; (4) sterilization technology; (5) disinfection of food, beverage and pharmaceutical fermentation processes; and (6) reduction of hydrocarbon based pollutants and volatile organic compounds (such as diesel soot) to substances such as water and carbon dioxide.

The mission is to apply the proprietary OAUGDP™ technology to innovatively satisfy unmet customer needs, create customer value and build a profitable customer base. The plan is to work to accomplish this mission, and, in turn, create shareholder value, by:

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

The Atmospheric Plasma platform technology is in part the result of an investment of more than $5,000,000 and ten years of research by the University of Tennessee. The technology platform is encompassed in a portfolio of eight issued patents held by UTRC. During the past three years, A-G Tech has secured over $5,000,000 in funding, primarily from Tice and government contracts, and has advanced this university laboratory technology by extending it to an industrial setting. A-G Tech has filed three additional patent applications/disclosures. A-G Tech also holds a license (with rights to sub-license) for certain UTRC patents. It has also recently acquired the rights to two patents on air filtration from an unrelated entity to enhance A-G Tech’s intellectual property position. A-G Tech expects to file additional patent applications as the technology is further developed.

The OAUGDP™ platform technology generates plasma, the fourth state of matter, in air under standard pressures at ambient temperatures without the need for either a vacuum or non-atmospheric gas (e.g., compressed helium or argon). Atmospheric Plasma technology therefore minimizes the need for special equipment, reduces operating costs and, in turn, increases the applicability of plasma. Importantly, based upon testing performed to date, Atmospheric Plasma technology does not produce measurable harmful byproducts and has not had any deleterious effects on sensitive materials. Oak Ridge National Laboratories has tested the Atmospheric Plasma for specific gaseous byproducts and found it compliant with existing OSHA and Environmental Protection Agency (“EPA”) guidelines.

OAUGDP™ is formed by generating an electronic field by applying high voltage audio frequency currents across two insulated metallic electrodes. This configuration establishes uniform glow discharge which electronically breaks down air into short-lived reactive “oxygen-based” chemicals as gases. These “oxygen-based” chemicals consist of single oxygen atoms (O-normal oxygen in air is O2), various nitrogen oxides and other oxygen radicals. Upon creation, these active gases begin attaching to other atoms and the resulting chemistry serves to alter otherwise stable molecular structures. When organic-based substances, which can include warfare agents and microorganisms (like bacterial viruses and molds), are exposed to these active gases, drastic and rapid changes occur in their structures that result in their destruction or render them harmless. For example, Atmospheric Plasma has been shown to neutralize the surrogates for such chemical and biological warfare agents as sarin, mustard gas, smallpox and anthrax.

Currently A-G Tech is focused on developing five general applications that are discussed below:

•	air filtration and purification products (currently the primary focus of attention)

•	DNA/RNA extraction products

•	diesel emission-reducing products

•	portable decontamination products

•	medical and dental instrument sterilization products

Each general application area has the potential for multiple product development. Prototypes have been developed for each of these applications.

Four of these applications have received funding from the federal government’s Small Business Innovation Research (“SBIR”) program through the Department of Defense, the EPA and the National Institutes of Health. These included both Phase I and Phase II funding cycles. The DNA/RNA extraction device has been internally funded. Management of A-G Tech believes that federal funding will continue over the next five years as an important ongoing source of revenue for product development in currently identified areas and application of the technology in new areas.

Air Filtration and Purification Products. Indoor air quality is recognized as a major source of health related problems contributing to lost earnings due to illness. In part, the growth of this market is driven by changes in federal, state and local government policies. A-G Tech’s initial product offering is the Enhanced Plasma Sterilized Filter System, or the EPS™ System. Developed in part with EPA SBIR Phase I and II funds to combat sick building syndrome, the EPS™ System provides a safe, efficient and cost effective means of improving Indoor Air Quality (IAQ). The system is designed to remove and render harmless many types of bacteria, spores (including anthrax), mold, viruses, disease and contaminating microorganisms present in indoor air streams. A-G Tech has begun negotiations with a number of prospective industry partners regarding the commercialization of the EPS™ System. An offsite test facility has been built to demonstrate the technology and provide ongoing situational testing.

DNA/RNA Extraction. The APR 510, A-G Tech’s inaugural product, is designed to help molecular biologists reduce the cost, complexity and time required to extract/isolate DNA through a rapid, broad spectrum, dry process. The product has been tested with bacteria, bacterial endspores, fungi, fungal endspores, viruses and yeast, and found it can prepare DNA for further analysis in minutes rather than hours or, in some cases, days. In tests monitored by independent third parties, the device has successfully “prepared” DNA from a mixture of six microorganisms. Several independent laboratories are currently evaluating the product and there have been limited sales of the product to date.

Portable Decontamination (“PD”) Devices. PD devices are mobile decontamination devices developed in part with funding from the Department of Defense. These devices are designed to provide a safe, non-destructive decontamination capability for battlefield deployment and for office environments. It is anticipated that PD devices will provide a method for dealing with chemical and biological warfare agents as well as commercial cleanups involving mold removal and treatment. Initial target markets include military and government agencies and environmental remediation firms. Initial market commercialization discussions are underway with a strategic partner for the PD devised and prototype testing of the product is being conducted by the Department of Defense.

Regenerative Diesel Exhaust (“RDE”) Filter Systems. Emissions from diesel engines are associated with significant environmental damage including materials corrosion, crop damage and acid rain. The EPA recently issued a mandate to reduced smog-causing nitrogen oxides from diesel vehicles by 95% and soot by 90%. Also proposed was a significantly reduced particulate matter emission standard for new heavy-duty engines in engine model year 2007. The RDE Filter System significantly reduces the particulate matter (soot) and volatile organic compound (“VOC”) emissions of diesel engines and is designed to help diesel engine operators/manufacturers meet the aggressive soot and VOC reduction standards established by the EPA. Similar standards take effect in the European Union in 2005. A-G Tech has developed a working prototype for small diesel engines and received SBIR Phase II funding from the EPA which began in June 2002. The National Transportation Research Center which is affiliated with Oak Ridge National Laboratories will participate in the EPA phase II work as an independent test facility. A-G Tech is in the discussion stage of application commercialization with a leading diesel manufacturer.

Sterilization of Medical and Dental Instruments. Today’s hospitals are performing sophisticated surgeries with a limited supply of complex instruments that have proven difficult to sterilize. High capital cost, lengthy turnaround time and increasingly stringent federal regulation are making sterilization of instruments with ethylene oxide impractical. A-G Tech has developed an atmospheric plasma device that it believes eradicates over 99% of microorganisms and biofilms in seconds to minutes with no detectable damage to the instrument. Unlike similar sterilization systems currently on the market, there is no requirement for an expensive vacuum system.

OAUGDP™ is protected by multiple patents and A-G Tech has a license under which it has the right to commercially develop the technology in territories in which patents exist. The license is subject to certain rights held by or restrictions imposed by the United States or agencies of the United States which arose as a result of the receipt of government funding. In addition, UTRC has retained the right to grant non-commercial licenses for educational, research and institutional purposes to UTRC, the University of Tennessee, and the originators of the patents and non-profit institutions with which they are affiliated. The license is also subject to prior rights in several entities, most of which Tice believes to have been abandoned and which belief will be confirmed prior to closing. A-G Tech has acquired from one of the entities its rights with respect to the technology which included two separate patents. A-G Tech has a right of first refusal to acquire licenses for related patents issued in the future during the term of the license.

Under the license, A-G Tech must pay UTRC royalties of 3% of net sales. A-G Tech also is required to pay an annual license maintenance fee of which $20,000 was paid in December 2002. In addition, $20,000 will be due to UTRC in September 2003, $40,000 in September 2004 and 2005, and $50,000 in September of each following year. Any royalties paid during the twelve month period prior to the payment due date (September 30) are credited against the annual license maintenance fee. A-G Tech must also pay UTRC 10% of the first $100,000 received by A-G Tech in other payments relating to the technology and patents (excluding royalties), 20% of the second $100,000 and 30% of amounts in excess of $200,000.

Special Considerations

This section captioned “Special Considerations” and other parts of this Quarterly Report on Form 10-QSB include certain forward-looking statements within the meaning of the federal securities laws. Actual results and the occurrence or timing of certain events could differ materially from those described in any of such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-QSB. See “Other Factors Relating to Forward-Looking Statements” below.

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

Divestiture of Existing Businesses. Tice has divested itself of MidSouth and intends to divest itself of LandOak, and must do so prior to closing of the purchase of A-G Tech. There are no assurances that current negotiations to sell LandOak or all conditions under the MidSouth sale agreement will be successfully met in order to satisfy the requirements of the term sheet with A-G Tech.

Product Development. If the A-G Tech acquisition is successfully consummated, the key to future success will be the Company’s ability to develop and commercialize new applications using the OAUGDP™ technology. There are no assurances that the Company can successfully develop or commercialize new applications of the OAUGDP™ technology.

Key Management and Technical Staff. The Company must be able to identify, recruit and retain key management and technical staff. There are no assurances such individuals can be identified, hired or retained.

New Capital. The success of the Company’s acquisition of A-G Tech and its future operations are dependent on the Company’s ability to raise sufficient capital for these needs. There are no assurances that the Company can raise these funds.

Other Factors Relating to Forward-Looking Statements

Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements or events, or timing of events, to differ materially from any future results, performance or achievements or events, or timing of events, expressed or implied by such forward-looking statements. We cannot assure that we will be able to anticipate or respond timely to the changes that could adversely affect our operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our securities.

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

Some of the more prominent known risks and uncertainties of Tice’s business are set forth below. However, this section does not discuss all possible risks and uncertainties to which Tice and its businesses are subject, nor can it be assumed that there are not other risks and uncertainties which may be more significant.

Such other factors include, among others, those described elsewhere in this “Management’s Discussion and Analysis” and those factors listed below. Some of those factors will change with the sale of the operations described elsewhere herein.

•	the inability to consummate the acquisition of A-G Tech, and if successful, the following factors will apply:

•	the lack of working capital needed to further develop and apply the OAUGDP™ technology and management’s ability to find acceptable financing to supply such working capital;

•	the potential failure to successfully negotiate licensing agreements, or find strategic partners to further develop, or potential buyers for, the OAUGDP™ technology;

•	the shortage of qualified and competent engineers, scientists or biologists and the risk that the Company will be unable to retain key employees and managers;

•	dependence on start-up technologies and applications and the ability to continue to successfully obtain government contracts which are expected to generate most of the Company’s revenue for some time after the acquisition;

•	the unanticipated expense of new product development, the potential failure to complete new products on a timely and cost effective basis, and the failure of any such products to achieve substantial market acceptance;

•	the dependence on patents and the ability to protect proprietary products, the potential that existing patents or future patents obtained by the Company will not be enforceable, the risk that the products will infringe on patents held by others or the risk that competitors will develop similar or functionally similar products; and

•	the potential adverse effect of competition, the potential failure to provide competitive timely designs of cost-effective solutions, products or services and the potential adverse effect of technological change with which we are unable to keep pace.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Within the ninety days prior to the date of this report, the Company’s Chief Executive Officer and the Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

Item 2. Changes in Securities

During the three month period ended June 30, 2003, Tice issued promissory notes in principal amounts totaling $315,100 ($185,000 to related parties). The promissory notes, at the option of the holder, may be converted to Tice Common Shares at a rate of $0.11 per share (no conversion rights to the related party notes) if Tice’s Certificate of Incorporation is amended to increase Tice’s number of authorized Common Shares to 400,000,000. Tice expects to hold the shareholders’ meeting to approve the increase in authorized shares, among other things, in September 2003 and is working on the proxy materials. The notes were issued privately under Section 506 of Regulation D of the Securities Act of 1933 to accredited investors and investors who the Company believes either alone or with their purchaser representatives have such knowledge and experience in financial and business matters so as to be capable of evaluating the risks of the investment. Each investor is required to execute a Subscription Agreement on which the investor makes representations regarding the investor’s financial status and investing experience. LandOak Securities, LLC, a company owned by two of Tice’s directors, acted as placement agent and will receive a 6% commission on funds raised.

Item 3. Defaults Upon Senior Securities.

The Company failed to make payments of $487,000 due under notes issued in June 1999 that matured June 25, 2003. These notes are collateralized by the patents to the Electronic Gearing Technology held by the Company. Negotiations with the note holders are ongoing, and note holders representing approximately $170,000 of the $487,000 have agreed to an extension of time until December 25, 2003 for payment, with 10% interest continuing to be paid quarterly. The Company believes it has obtained necessary funding commitment to satisfy these notes during the quarter ending September 30, 2003.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits Index

	Exhibit Table Number	Page Number
I. Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession	2
(i) Term Sheet between Tice Technology, Inc. and Atmospheric Glow Technologies, LLC		*
(ii) Asset Purchase and Supply Agreement between MidSouth Sign Company, Inc. and Jerry Dunlap, dba MidSouth Sign Erectors, LLC		*

	Exhibit Table Number	Page Number
(iii) Stock Purchase Agreement between Tice Technology, Inc. and Jerry Dunlap		*
(iv) Asset Purchase Agreement between MidSouth Sign Company, Inc. and National Services Associates, Inc.		*

II. Articles of Incorporation and Bylaws	3
(i) Certificate of Incorporation of Tice Technology, Inc.		±
(ii) Bylaws of Tice Technology, Inc.		±

III. Instruments Defining Rights of Security Holders	4
(i) Form of Promissory Note Issued in Connection with Private Placement Closed on June 25, 1999		#
(iii) Warrant Agreement relating to Rights to Purchase up to 100,000 Common Shares of Tice Technology, Inc. Received by Holders of the Promissory Notes		#
(iv) Security Agreement Pledging Patents as Security for Promissory Notes		#
(v) Registration Rights Agreement Giving Purchasers under the Private Placement Closed on June 25, 1999 Certain Demand and Piggyback Registration Rights		#
(vi) Option Agreement Relating to Option to Purchase Up to 50,000 Common Shares of Tice Technology, Inc. Granted to Finder		#
(vii) Incentive Stock Option Plan and Agreement Between Charles R. West and Tice Technology, Inc.		#

IV. Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31
(i) Certifications – Chief Executive Officer, Charles R. West		25
(ii) Certifications – Chief Accounting Officer, Sharon Draper		26

V. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32
(i) Certification – Chief Executive Officer, Charles R. West		27
(ii) Certification – Chief Accounting Officer, Sharon Draper		28

*	Previously filed as an exhibit to Form 10-KSB for the year ended March 31, 2002.
±	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Tice Technology, Inc. that became effective August 1, 1997.
#	Previously filed as an exhibit to Form 10-K for the year ended March 31, 2000.

(b)	There were no reports on Form 8-K filed during the quarter ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tice Technology, Inc.

By:	/s/ Charles R. West
Charles R. West, President and Chief Executive Officer

Date: August 14, 2003

By:	/s/ Sharon Draper
Sharon Draper, Chief Accounting Officer

Date: August 14, 2003