Form 10QSB/A
period 2003-06-30
TICE TECHNOLOGY INC
filed 2003-10-27
CIK 1020676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

(865) 531-0000

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares outstanding of each of the registrant’s classes of common stock on June 15, 2003 was 22,773,329 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Tice Technology, Inc. hereby restates and amends its quarterly report on Form 10-QSB for the quarterly period ended June 30, 2003 to read in its entirety as set forth below.

Exhibit Index at page 23.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Tice Technology, Inc. & Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2003 (restated)	March 31, 2003 (1)
	(unaudited)
Assets
Cash and cash equivalents	$13,209	$11,003
Accounts receivable, net	27,161	30,178
Advances to Atmospheric Glow Technologies, LLC	2,492,500	2,322,500
Assets of discontinued operations	440,633	593,591

Total current assets	2,973,503	2,957,272
Restricted cash	50,000	50,000
Note receivable	209,000	209,000
Patents, net	153,274	154,784
Other assets	—	2,722
Assets of discontinued operations	4,579	12,105

Total assets	$3,390,356	$3,385,883

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

(1)	The March 31, 2003 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

	June 30, 2003 (restated)	March 31, 2003 (1)
	(unaudited)
Liabilities and Stockholders’ Deficit
Current portion of notes payable	$4,466,015	$4,328,659
Current portion of notes payable to related parties	1,111,250	926,250
Accounts payable	252,315	161,382
Accrued liabilities	447,234	455,954
Liabilities of discontinued operations	2,883,655	2,980,444

Total current liabilities	9,160,469	8,852,689
Liabilities of discontinued operations	26,533	30,466

Total liabilities	9,187,002	8,883,155
Stockholders’ deficit	(5,796,646)	(5,497,272)

Total liabilities and stockholders’ deficit	$3,390,356	$3,385,883

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

(1)	The March 31, 2003 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

Tice Technology, Inc. & Subsidiaries

Condensed Consolidated Statements of Operations

	For the three months ended June 30,
	2003 (restated)	2002
	(unaudited)
Operating revenues:
Royalties	$—	$30,174

Total operating revenues	—	30,174
Operating expenses:
Selling, general and administrative	116,381	200,913

Total operating expenses	116,381	200,913

Operating loss	(116,381)	(170,739)
Other expense:
Interest expense	(101,037)	(43,287)
Other expense	—	(50,000)

Net other expense	(101,037)	(93,287)

Loss from continuing operations before foreign taxes	(217,418)	(264,026)
Provision for foreign taxes	—	3,018

Loss from continuing operations	(217,418)	(267,044)
Discontinued operations net of applicable income taxes:
Loss from operations of discontinued subsidiaries	(88,062)	(370,121)
Gain (loss) from disposal of assets	6,106	—

Loss from discontinued operations	(81,956)	(370,121)

Net loss	$(299,374)	$(637,165)

Loss per share (basic and diluted):
Continuing operations	$(0.01)	$(0.01)

Discontinued operations	$(0.00)	$(0.02)

Net loss per share	$(0.01)	$(0.03)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Tice Technology, Inc. & Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For the three months ended June 30,
	2003	2002
	(unaudited)
Net cash flows used by operating activities	$(149,511)	$(756,353)
Cash flows from investing activities:
Purchases of property and equipment	—	(2,440)
Proceeds from disposal of property and equipment	40,532	1,300,613
Payments received on financing and other notes receivable	22,827	37,907
Advances to Atmospheric Glow Technologies, LLC	(170,000)	(269,000)
Additions to other assets	—	(40,000)

Net cash (used) provided by investing activities	(106,641)	1,027,080
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	130,100	667,111
Proceeds from notes payable to related parties	185,000	—
Principal payments on notes payable to related parties	—	(80,359)
Principal payments on notes payable and long-term debt	(100,000)	(754,639)
Principal payments on capital lease obligations	(3,446)	(15,293)

Net cash provided (used) by financing activities	211,654	(183,180)

Net (decrease) increase in cash and cash equivalents	(44,498)	87,547
Cash and cash equivalents, beginning of period	71,383	131,548

Cash and cash equivalents, end of period	$26,885	$219,095

Cash and cash equivalents – continuing operations	$13,209	$68,509
Cash and cash equivalents – discontinued operations	13,676	150,586

Cash and cash equivalents, end of period	$26,885	$219,095

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

2.	Royalty Revenue

In prior years royalty income was not a significant portion of the Company’s income and the amount earned was estimated each month and any adjustments required were entered semiannually when the actual royalty sales were reported to the Company. Subsequent to the disposition of the operating subsidiaries, coupled with the recent fluctuations in royalty sales, management has reevaluated this recording process and decided to only recognize revenue when the actual sales royalty report is received and the revenue is fixed and determinable.

3.	Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principals of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. For the periods presented, no stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. For the quarter ended June 30, 2003, there would have been no effect on net earnings and earnings per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transaction and

Notes to Condensed Consolidated Financial Statements (unaudited), continued

3.	Stock Based Compensation, continued

Disclosure - an Amendment of FASB Statement No. 123,” to stock-based employee compensation.

4.	Effect of New Accounting Pronouncements

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

5.	Dispositions and Discontinued Operations

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

Revenue and losses from discontinued operations, including gain or loss from disposal of assets related to discontinued operations, net of applicable income taxes, are as follows:

	Three months ended (amounts in thousands)
	June 30, 2003 LandOak	June 30, 2002
		LandOak	MidSouth	Total
Revenue	$38	$202	$1,007	$1,209
Loss	$(82)	$(118)	$(252)	$(370)

Major classes of assets and liabilities of discontinued operations are as follows:

	(amounts in thousands)
	June 30, 2003 LandOak	March 31, 2003 LandOak
Vehicles held for sale	$257	$328
Notes payable - current	$1,395	$1,502
Notes payable - related	$1,300	$1,300

Notes to Condensed Consolidated Financial Statements (unaudited), continued

6.	Recognition of Losses on Receivables

Accounts are reviewed at least quarterly. The allowance for bad debts on trade and notes receivable reflects management’s best estimate of probable losses, including specific allowances for known troubled accounts. All accounts deemed to be uncollectible are written off to the allowance for losses.

7.	Notes Payable and Long-Term Debt

Since March 31, 2003, the Company has issued $315,100 ($130,100 at 6%, $100,000 at 6% to a related party and $85,000 to a related party at 10%) of notes payable to individuals due December 31, 2003, convertible into Common Shares of the Company at the option of the note holders based on a conversion price of $0.11 per share (there are no conversion rights on the related party notes totaling $185,000); and interest will not accrue if the notes are converted. The notes were issued to provide operational financing, funds for debt retirement, and to make advances to Atmospheric Glow Technologies, LLC as described in greater detail in Note 9. Other notes previously issued, totaling $4,202,666 (including $876,250 to related parties), are convertible into Common Shares of the Company at the option of the note holders based on a conversion price of $0.07 per share; and interest will not accrue if the notes are converted. The conversion of both types of notes is conditioned on Tice amending its Certificate of Incorporation to authorize additional shares. The notes were originally due on June 25, 2003 and the maturity dates have been extended to December 31, 2003.

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

8.	Loss per Share

Basic and diluted loss per share was computed by dividing net loss applicable to common stock by the weighted average common shares outstanding during each period. Potential

Notes to Unaudited Condensed Consolidated Financial Statements, continued

8.	Loss per Share, continued

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

Following is a reconciliation of the numerators and denominators of the basic and diluted loss per share for the three months ended June 30, 2003 and 2002:

	2003	2002
Loss:
Basic and diluted:
Loss available to common stockholders	$(272,217)	$(637,165)
Shares:
Basic and diluted:
Weighted average common shares outstanding	23,523,329	22,523,329

9.	Income Taxes

The provision for income taxes relates to foreign taxes on TES’s license fees and royalty income. No royalty revenue was recognized during the first quarter of fiscal 2004 and as such, no provision for income taxes has been made for the respective period.

10.	Contingent Matters

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

Notes to Unaudited Condensed Consolidated Financial Statements, continued

10.	Contingent Matters, continued

Company would be required to perform under the guarantee if the transaction with A-G Tech is not consummated and A-G Tech fails to meet the terms of the note. This loan is convertible into Common Shares of the Company at a rate of $0.07 per share at the option of the holder of the note.

The Company is currently negotiating the sale of the stock of LandOak to certain directors of the Company.

11.	Continuing Operations

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

Results of Operations

As discussed in Note 2 to the financial statements, in prior years royalty income was not a significant portions of the Company’s income and the amount earned was estimated each month and any adjustments required were entered semiannually when the actual royalty sales were reported to the Company. Subsequent to the disposition of the operating subsidiaries, coupled with the recent fluctuations in royalty sales, management has reevaluated this recording process and decided to only recognize revenue when the actual sales royalty report is received and the revenue is fixed and determinable.

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

The loss from continuing operations decreased by 19% to $217,418 in the first quarter of fiscal year 2004 from $267,044 in the first quarter of fiscal year 2003. This decrease was primarily the result of decreased selling, general and administrative expenses.

The loss from discontinued operations decreased to $81.956 in the first quarter of fiscal year 2004 from $370,121 in the first quarter of fiscal year 2003. This decrease is mainly the result of dispositions and cost reduction efforts begun in previous quarters. The net loss decreased by $337,791 to $299,374 in the first quarter of fiscal year 2004 from $637,165 in the first quarter of fiscal year 2003.

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

Atmospheric Plasma - as distinguished from blood plasma—is the fourth state of matter and is a technology in its infancy. As a fundamental science unto itself, Atmospheric Plasma is a potential source for a multitude of applications and products. Fundamental technology forms such as transistors, lasers and related innovations have provided a basis for revolutionary advancements in applications and products. Tice management believes that Atmospheric Plasma technology can follow a similar path.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and the Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures as of June 30, 2003. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2003 were effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting or in other factors identified in connection with the evaluation described above that occurred during the Company’s fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits Index

			Exhibit Table Number	Page Number

I.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession		2
	(i)	Term Sheet between Tice Technology, Inc. and Atmospheric Glow Technologies, LLC		*
	(ii)	Asset Purchase and Supply Agreement between MidSouth Sign Company, Inc. and Jerry Dunlap, dba MidSouth Sign Erectors, LLC		*
	(iii)	Stock Purchase Agreement between Tice Technology, Inc. and Jerry Dunlap		*
	(iv)	Asset Purchase Agreement between MidSouth Sign Company, Inc. and National Services Associates, Inc.		*

II.	Articles of Incorporation and Bylaws		3
	(i)	Certificate of Incorporation of Tice Technology, Inc.		±
	(ii)	Bylaws of Tice Technology, Inc.		±

III.	Instruments Defining Rights of Security Holders		4
	(i)	Form of Promissory Note Issued in Connection with Private Placement Closed on June 25, 1999		#
	(iii)	Warrant Agreement relating to Rights to Purchase up to 100,000 Common Shares of Tice Technology, Inc. Received by Holders of the Promissory Notes		#
	(iv)	Security Agreement Pledging Patents as Security for Promissory Notes		#
	(v)	Registration Rights Agreement Giving Purchasers under the Private Placement Closed on June 25, 1999 Certain Demand and Piggyback Registration Rights		#
	(vi)	Option Agreement Relating to Option to Purchase Up to 50,000 Common Shares of Tice Technology, Inc. Granted to Finder		#
	(vii)	Incentive Stock Option Plan and Agreement Between Charles R. West and Tice Technology, Inc.		#

IV.	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31
	(i)	Certifications – Chief Executive Officer, Charles R. West		25
	(ii)	Certifications – Chief Accounting Officer, Sharon Draper		27

V.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		32
	(i)	Certification – Chief Executive Officer, Charles R. West		29
	(ii)	Certification – Chief Accounting Officer, Sharon Draper		30

*	Previously filed as an exhibit to Form 10-KSB for the year ended March 31, 2002.

±	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Tice Technology, Inc. that became effective August 1, 1997.

#	Previously filed as an exhibit to Form 10-K for the year ended March 31, 2000.

(b)	There were no reports on Form 8-K filed during the quarter ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TICE TECHNOLOGY, INC.

By:	/s/ CHARLES R. WEST

Charles R. West, President and Chief Executive Officer

Date: October 24, 2003

By:	/s/ SHARON DRAPER

Sharon Draper, Chief Accounting Officer

Date: October 24, 2003