Form 10QSB
period 2003-09-30
TICE TECHNOLOGY INC
filed 2003-11-14
CIK 1020676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

Commission File Number 333-11591

Tice Technology, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	62-1647888
(State of incorporation)	(IRS Employer Identification Number)

10267 Kingston Pike

Knoxville, Tennessee 37922

(Address of principal executive offices)

(865) 531-0000

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares outstanding of each of the registrant’s classes of common stock on October 15, 2003 was 22,773,329 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

Transitional Small Business Disclosure Format:  Yes  ☐  No  ☒

Exhibit Index at page 24.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Tice Technology, Inc. & Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2003	March 31, 2003 (1)
	(unaudited)
Assets

Cash and cash equivalents	$5,478	$11,003
Accounts receivable, net	—	30,178
Advances to Atmospheric Glow Technologies, LLC	2,687,500	2,322,500
Assets of discontinued operations	369,866	593,591

Total current assets	3,062,844	2,957,272

Restricted cash	—	50,000
Note receivable	209,000	209,000
Patents, net	151,765	154,784
Other assets	—	2,722
Assets of discontinued operations	—	12,105

Total assets	$3,423,609	$3,385,883

(1)	The March 31, 2003 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

	September 30, 2003	March 31, 2003 (1)
	(unaudited)
Liabilities and Stockholders’ Deficit

Current portion of notes payable	$4,102,616	$4,328,659
Current portion of notes payable to related parties	1,056,250	926,250
Accounts payable	279,487	161,382
Accrued liabilities	557,782	455,954
Liabilities of discontinued operations	2,871,896	2,980,444

Total current liabilities	8,868,031	8,852,689

Notes payable to related parties, less current portion	565,721	—
Liabilities of discontinued operations	23,837	30,466

Total liabilities	9,457,589	8,883,155

Stockholders’ deficit	(6,033,980)	(5,497,272)

Total liabilities and stockholders’ deficit	$3,423,609	$3,385,883

(1)	The March 31, 2003 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Tice Technology, Inc. & Subsidiaries

Condensed Consolidated Statements of Operations

	For the three months ended September 30,		For the six months ended September 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Operating revenues:
Royalties	$45,046	$30,174	$45,046	$60,348

Total operating revenues	45,046	30,174	45,046	60,348

Operating expenses:
Selling, general and administrative	109,176	175,551	225,557	376,464

Total operating expenses	109,176	175,551	225,557	376,464

Operating loss	(64,130)	(145,377)	(180,511)	(316,116)

Other expense:
Interest expense	(102,827)	(88,592)	(203,864)	(131,879)
Other expense	—	—	—	(50,000)

Net other expense	(102,827)	(88,592)	(203,864)	(181,879)

Loss from continuing operations before foreign taxes	(166,957)	(233,969)	(384,375)	(497,995)
Provision for foreign taxes	4,505	3,017	4,505	6,035

Loss from continuing operations	(171,462)	(236,986)	(388,880)	(504,030)

Discontinued operations net of applicable income taxes:
Loss from operations of discontinued subsidiaries	(65,337)	(179,501)	(153,399)	(549,622)
Gain (loss) from disposal of assets	(535)	288,925	5,571	288,925

Gain (loss) from discontinued operations	(65,872)	109,424	(147,828)	(260,697)

Net loss	$(237,334)	$(127,562)	$(536,708)	$(764,727)

Loss per share (basic and diluted):
Continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Tice Technology, Inc. & Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For the six months ended September 30,
	2003	2002
	(unaudited)
Net cash flows used by operating activities	$(221,962)	$(1,483,028)

Cash flows from investing activities:
Purchases of property and equipment	—	(24,639)
Proceeds from disposal of property and equipment	100,585	1,550,326
Payments received on financing and other notes receivable	30,742	98,329
Advances to Atmospheric Glow Technologies, LLC	(365,000)	(1,809,000)
Decrease in (additions to) other assets	50,000	(40,000)

Net cash used by investing activities	(183,673)	(224,984)

Cash flows from financing activities:
Proceeds from notes payable and long-term debt	357,200	3,000,115
Proceeds from notes payable to related parties	775,500	1,871,250
Principal payments on notes payable to related parties	(79,779)	(131,609)
Principal payments on notes payable and long-term debt	(690,500)	(1,462,478)
Principal payments on capital lease obligations	(5,807)	(27,992)

Net cash provided by financing activities	356,614	3,249,286

Net (decrease) increase in cash and cash equivalents	(49,021)	1,541,274

Cash and cash equivalents, beginning of period	71,383	131,548

Cash and cash equivalents, end of period	$22,362	$1,672,822

Cash and cash equivalents - continuing operations	$5,478	$1,616,973

Cash and cash equivalents - discontinued operations	16,884	55,849

Cash and cash equivalents, end of period	$22,362	$1,672,822

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Tice Technology, Inc. & Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of Tice Technology, Inc. & Subsidiaries (“Tice” or “the Company”) include the accounts of Tice Technology, Inc. (“TTI”) and its two wholly owned subsidiaries, Tice Engineering and Sales, Inc. (“TES”) and LandOak Company, Inc. (“LandOak”). The accounts of its former subsidiary, MidSouth Sign Company, Inc. (“MidSouth”), are included in the consolidated financial statements through the date of disposition (March 31, 2003). These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended March 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as of and for the period ended March 31, 2003.

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

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principals of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. For the periods presented, no stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. For the quarter ended September 30, 2003, there would have been no effect on net earnings and earnings per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transaction and Disclosure - an Amendment of FASB Statement No. 123,” to stock-based employee compensation.

Notes to Condensed Consolidated Financial Statements (unaudited), continued

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

Revenue and losses from discontinued operations, including gain or loss from disposal of assets related to discontinued operations, net of applicable income taxes, are as follows:

	Three months ended (amounts in thousands)
	September 30, 2003	September 30, 2002
	LandOak	LandOak	MidSouth	Total
Revenue	$30	$104	$792	$896
Gain (loss)	$(66)	$(110)	$219	$109

	Six months ended (amounts in thousands)
	September 30, 2003	September 30, 2002
	LandOak	LandOak	MidSouth	Total
Revenue	$68	$311	$1,799	$2,110
Loss	$(148)	$(223)	$(38)	$(261)

Notes to Unaudited Condensed Consolidated Financial Statements, continued

5.	Dispositions and Discontinued Operations, continued

Major classes of assets and liabilities of discontinued operations are as follows:

	(amounts in thousands)
	September 30, 2003	March 31, 2003
	LandOak	LandOak
Vehicles held for sale	$167	$328
Other current assets	203	266
Other long-term assets	—	12

Total assets of discontinued operations	$370	$606

Notes payable - current	$1,395	$1,502
Notes payable - related	1,300	1,300
Other current liabilities	177	179
Other long-term liabilities	24	30

Total liabilities of discontinued operations	$2,896	$3,011

6.	Recognition of Losses on Receivables

Accounts are reviewed at least quarterly. The allowance for bad debts on trade and notes receivable reflects management’s best estimate of probable losses, including specific allowances for known troubled accounts. All accounts deemed to be uncollectible are written off to the allowance for losses.

7.	Notes Payable and Long-Term Debt

Since March 31, 2003, the Company has issued $1,132,700 ($357,200 at 6%, $100,000 at 6% to a related party, $85,000 to a related party at 10% and $590,500 to a related party at 10%) of notes payable to individuals due December 31, 2003. Notes totaling $70,600 and $286,600 are convertible into Common Shares of the Company at the option of the note holders based on a conversion price of $0.07 and $0.11 per share, respectively (there are no conversion rights on the related party notes totaling $775,000); and interest will not accrue if the notes are converted. Since March 31, 2003, the Company has also repaid $79,779 of 10% notes payable to a related party and $590,500 of 10% notes payable to unrelated parties, and has made a $100,000 payment to a lending institution. The aforementioned notes were issued to provide operational financing, funds for debt retirement, and to make advances to Atmospheric Glow Technologies, LLC as described in greater detail in Note 10. Other notes previously issued, totaling $4,202,666 (including $876,250 to related parties), are convertible into Common Shares of the Company at the option of the note holders based on a conversion price of $0.07 per share; and interest will not accrue if the notes are converted. The conversion of both types of notes is conditioned on Tice amending its Certificate of Incorporation to authorize additional shares. The notes were originally due on June 25, 2003 and the maturity dates have been extended to December 31, 2003.

Notes to Condensed Consolidated Financial Statements (unaudited), continued

7.	Notes Payable and Long Term Debt, continued

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

The Company also completed a modification to its loan agreement with another financial institution whereby the due date on notes payable totaling approximately $372,500 was extended to November 15, 2003.

The Company had notes totaling $590,500 that matured June 25, 2003. The wife of a board member purchased the notes payable and accrued interest, and the due date of these notes was extended four years to 2007. The Company signed an agreement with the wife of the board member that all royalty payments received by the Company from its license agreement will be paid to her, applied first to accrued interest and the remaining amount, if any, to principle. These notes are collateralized by the patents to the Electronic Gearing Technology held by the Company.

8.	Loss per Share

Basic and diluted loss per share was computed by dividing net loss applicable to common stock by the weighted average common shares outstanding during each period. Potential common shares are not included in the computation of diluted per share amounts in periods when the Company reports a loss. There were no potentially dilutive common equivalent shares for the three- and six-month periods ended September 30, 2003 and 2002. Basic and diluted loss per share are the same for all classes of the Company’s common stock (thus they are not presented separately) because both have non-cumulative dividend rights of which none were available for distribution under the terms of the Certificate of Incorporation.

Notes to Unaudited Condensed Consolidated Financial Statements, continued

8.	Loss per Share, continued

Following is a reconciliation of the numerators and denominators of the basic and diluted loss per share for the three- and six-month periods ended September 30, 2003 and 2002:

	For the three months ended September 30,		For the six months ended September 30,
	2003	2002	2003	2002
Loss:
Basic and diluted:
Loss available to common stockholders	$(237,334)	$(127,562)	$(536,708)	$(764,727)

Shares:
Basic and diluted:
Weighted average common shares outstanding	23,523,329	23,523,329	23,523,329	23,523,329

9.	Income Taxes

The provision for income taxes relates to foreign taxes on TES’s license fees and royalty income.

10.	Contingent Matters

In July 2002, the Company entered into a term sheet to acquire the assets of Atmospheric Glow Technologies, LLC (“A-G Tech”), including the commercialization and market rights held by A-G Tech to the patented Atmospheric Plasma technology. The term sheet, the term of which was extended to December 31, 2003, is non-binding except as to repayment, or conversion to equity, of funds advanced prior to closing and certain confidentiality and exclusivity provisions and is contingent on the execution of a definitive agreement. Under the term sheet, the Company is required to advance funds to A-G Tech to fund a stock redemption transaction and A-G Tech’s continuing operations until the closing of the acquisition. Since March 31, 2003, the Company has advanced $365,000 to A-G Tech to bring total advances to A-G Tech to $2,687,500. Additionally, as required under the term sheet and to fund the ongoing expenses of TTI, TES, and A-G Tech, since July 2002, the Company raised approximately $3.5 million in capital under a private placement memorandum and an additional amount of approximately $1 million in bridge funding from a related party. In doing so, the Company has issued convertible notes payable as more fully describe in Note 7. Additionally, the Company has guaranteed a note payable issued by A-G Tech in the amount of $225,000 that allowed A-G Tech to purchase testing equipment. The holder of the note has indicated its intent to convert, however, the Company would be required to perform under the guarantee if the transaction with A-G Tech is not consummated and A-G Tech fails to meet the terms of the note. This loan is convertible into Common Shares of the Company at a rate of $0.07 per share at the option of the holder of the note.

Notes to Unaudited Condensed Consolidated Financial Statements, continued

10.	Contingent Matters, continued

The Company is currently negotiating the sale of the stock of LandOak to certain directors of the Company.

11.	Continuing Operations

Under agreements by which it licenses patented technology to other manufacturers, TES expects to continue to earn royalties and possible additional licensing fees which have been pledged to secure debt of the Company.

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

The Company has entered into a term sheet, and subsequently amended such term sheet, to acquire A-G Tech, which management believes will provide the mechanism for the Company to secure future funding and to develop a profitable line of business. The Company is currently engaged in the process of raising new capital for the completion of the acquisition of A-G Tech, such funding to be completed in two phases. The first phase issuance of short-term convertible notes has provided short-term capital necessary to allow the Company to operate and meet its pre-closing obligations under the term sheet entered into with A-G Tech. The second phase, which is the issuance of the Company’s Common Shares through a private placement, is underway and is expected to be completed subsequent to December 31, 2003. The second phase is not a condition of closing of the A-G Tech transaction as agreed by both parties in the Amended Term Sheet. To provide interim funding for operations of A-G Tech and the Company while the second phase of raising capital is underway, the Company has committed to A-G Tech to secure a minimum of $675,000 of short term bridge funding. As of November 7, 2003, the Company has secured $575,000 of the $675,000 commitment, and expects to secure the balance of the bridge funding prior to December 31, 2003. Based on the successful results to date of the first phase of funding and its negotiations for the divestiture of LandOak, management is optimistic that the Company will raise the necessary capital and meet the other necessary conditions to complete the acquisition of A-G Tech. Management believes that these actions will lead to future profitability and positive cash flow such that the Company will be able to continue as a going concern.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Results of Operations

As discussed in Note 2 to the financial statements, in prior years royalty income was not a significant portions of the Company’s income and the amount earned was estimated each month and any adjustments required were entered semiannually when the actual royalty sales were reported to the Company. Subsequent to the disposition of the operating subsidiaries, coupled with the recent fluctuations in royalty sales, management has reevaluated this recording process and decided to only recognize revenue when the actual sales royalty report is received and the revenue is fixed and determinable. As such, royalty revenue on patents was $45,046 in the second quarter of fiscal 2004 up from $30,174 in the second quarter of fiscal 2003. Also, for the first six months of fiscal 2004 royalty revenue decreased $15,302 to $45,046 from $60,348 in the same period of fiscal 2003.

Selling, general and administrative expenses, comprised primarily of expenses of the holding company, decreased in the three- and six-month periods ended September 30, 2003 by 38% to $109,176 from $175,551 and by 40% to $225,557 from $376,464, respectively. This decrease reflects decreases in the holding company’s management salaries and benefits, and legal and accounting fees related to the Company’s disposition activities.

Interest expense for the three- and six-month period ended September 30, 2003 increased 16% to $102,827 and 55% to $203,864 due to additional borrowing to continue operations and position the Company for the purchase of the assets of Atmospheric Glow Technologies, LLC (“A-G Tech”).

Other expenses of $50,000 during the six-month period ended September 30, 2002, reflect the one-time write off of advances to Glow Products Corporation, Inc. in settlement of the termination of a letter of intent and as part of the Company’s proposed acquisition of A-G Tech described in more detail elsewhere in this quarterly report.

The loss from continuing operations decreased by 28% to $171,462 in the second quarter of fiscal year 2004 from $236,986 in the second quarter of fiscal year 2003. Also, the loss from continuing operations decreased by 23% to $388,880 in the six month period of fiscal year 2004 from $504,030 in the six month period of fiscal year 2003. This decrease was primarily the result of decreased selling, general and administrative expenses.

The loss from discontinued operations increased to $65,872 in the second quarter of fiscal year 2004 from a gain of $109,424 in the second quarter of fiscal year 2003. This decrease is mainly the result of gains on disposition of assets in the second quarter of fiscal 2003. For the six months, the loss from discontinued operations decreased to $147,828 in fiscal 2004 from $260,697 in fiscal 2003 due to cost reduction efforts begun in previous quarters.

The net loss increased from $127,562 for the three month period ended September 30, 2002 to $237,334 for the three month period ended September 30, 2003. Although the loss from continuing operations for the second quarter of fiscal 2004 decreased, the total net loss increased as there was a gain from disposal of assets of discontinued operations in the fiscal 2003 period and a small loss from disposal of assets in the fiscal 2004 period. The net loss decreased by 30%

from $764,727 for the six months ended September 30, 2002 to $536,708 for the six months ended Sept 30, 2003 due primarily to a decrease in expenses from both continuing and discontinued operations.

Liquidity and Capital Resources

Due to the discontinuance of the majority of Tice’s businesses and costs associated with the proposed acquisition of A-G Tech, cash flows from operations are not sufficient to fund the Company’s current business activities. Cash used by operations was $221,962 for the six-month period ending September 30, 2003 as compared to $1,483,028 of cash used by operations in the comparable six-month period ending September 30, 2002. This decrease of cash used in operations of $1,261,066 reflects results of dispositions and cost reduction efforts. Cash used in operations for the six-month period was funded through the issuance of additional long-term debt. The Company expects that available cash and long-term debt will be sufficient to meet its expected operating requirements, including disposition of LandOak and preparation for the acquisition of A-G Tech. However, Tice will need to raise additional funds in connection with the acquisition of A-G Tech and has made plans to do so which are described in more detail elsewhere herein.

As of October 15, 2003, the Company believes it will need a minimum of $800,000 in additional cash to meet its operational needs, debt retirement and commitments to A-G Tech under the existing term sheet prior to the acquisition of A-G Tech. Of this minimum, $575,000 has been received. Additional funds are expected to be generated primarily through short-term borrowings. By December 31, 2003, the Company expects to consummate the acquisition transaction with A-G Tech, at which time the outstanding debts of the Company will be retired, extended by agreement with creditors or converted to equity as per its existing agreements. The Company will continue to rely on capital raising efforts to sustain operations and retire debts.

Cash used by investing activities was $183,673 for the six-month period ended September 30, 2003 as compared to $224,984 in the comparable period of fiscal year 2003. Variance is due to the level of asset disposition and A-G Tech advance activity. The Company will continue to divest itself of assets in its discontinued operations and does expect to make additional advances to A-G Tech.

Cash provided by financing activities was $356,614 for the six-month period ended September 30, 2003, as compared to $3,249,286 in the comparable period of fiscal year 2003. The significant decrease of $2,892,672 is primarily due to less fund raising and retirement of long-term debt in fiscal 2004. As more fully discussed elsewhere herein, the Company expects to raise additional capital through the issuance of common stock and additional borrowings. These funds will be available for operations upon successful consummation of the A-G Tech acquisition.

The Company had notes totaling $590,500 that matured June 25, 2003. The wife of a board member purchased the notes payable and accrued interest, and the due date of these notes was extended four years to 2007. The Company signed an agreement with the wife of the board member that all royalty payments received by the Company from its license agreement will be paid to her, applied first to accrued interest and the remaining amount, if any, to principle. These notes are collateralized by the patents to the Electronic Gearing Technology held by the Company.

Tice’s principal commitments at September 30, 2003 consist primarily of notes payable, notes payable to related parties, obligations under capitalized leases, accounts payable, accrued liabilities and other liabilities. Current notes payable obligations are expected to be satisfied through a combination of additional borrowings, and the completion of the equity private placement associated with the purchase of A-G Tech.

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

Contingent Matters

Proposed Divestitures and Acquisition

As mentioned above, Tice has entered into a term sheet with A-G Tech evidencing Tice’s intent to acquire substantially all of the assets and assume certain liabilities of A-G Tech in exchange for cash and Tice Common Shares. In conjunction with its acquisition of A-G Tech, Tice plans to liquidate the majority of LandOak assets prior to selling the stock of LandOak. Tice sold some of the assets and the stock of MidSouth in three transactions. However, for the present, Tice plans to retain its subsidiary TES which ceased business in August 2001, but which holds certain patents including the patent on the Electronic Gearing Technology (implemented in products for the sewing industry) and a licensing agreement under which it receives royalties and may receive license fees. As described above, the proceeds from the licensing agreement are pledged to secure certain notes. Pursuant to the term sheet, Tice will change its management and name. The term sheet is nonbinding (except as to certain provisions such as the return of advances made by Tice to A-G Tech, confidentiality and exclusive dealing) and the proposed acquisition is contingent on several conditions, including, but not limited to, approval by the shareholders of Tice of the sale or liquidation of the existing Tice subsidiaries (other than TES) and the increase in the number of authorized shares. The acquisition is also contingent on the completion of a private placement. A description of the proposed divestitures and acquisition follows.

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

As the sale of the stock of LandOak could be considered a sale of substantially all assets of Tice, Tice is working to obtain shareholder approval of the sale. A meeting is tentatively set for early in 2004 and a proxy statement is being prepared. Shareholders holding in excess of 51% of the issued and outstanding Common Shares of Tice have agreed to vote their shares in favor of the sale.

Proposed Acquisition

As discussed previously, Tice and A-G Tech have evidenced their interest to effect Tice’s acquisition of A-G Tech by way of a term sheet which was amended and restated effective September 25, 2003. The amended term sheet, like the original term sheet, is not binding on the parties except with respect to certain confidentiality and exclusivity provisions and the return or conversion to equity of certain funds advanced or to be advanced by Tice prior to the completion of the acquisition. Under the amended term sheet, Tice has advanced A-G Tech $2,687,500 (with an additional $225,000 having been advanced to A-G Tech by a third party with ultimate repayment of such advance expected to be made by an issuance of Tice Common Shares) as of September 30, 2003 to fund a stock redemption agreement and to fund operations since July 2002. Tice has also agreed to advance A-G Tech $125,000 each thirty days between the date of amendment of the term sheet and the closing of the acquisition which is anticipated to be on or about December 31, 2003. At the closing, Tice will issue 87,456,629 Tice Common Shares and 500,000 Tice Class B Common Shares to A-G Tech. The shares will be nontransferable (except in the case of dissolution of A-G Tech when they could be transferred to A-G Tech’s owners) for twelve months. A-G Tech, as well as two of Tice’s current directors (Mike Atkins and Pat Martin), will receive piggyback registration rights for twelve months beginning after the end of the twelve-month restriction on sale. Tice must amend its Certificate of Incorporation to authorize additional shares and to change its name. Tice’s shareholders must approve the amendment to the Certificate of Incorporation. Should the transaction not be consummated for any reason, Tice retains the option to require A-G Tech to repay all funds advanced by Tice or to convert the advances, in whole or in part, to membership interests in A-G Tech based on a pre-funding evaluation of $5,000,000.

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

Tice agrees to raise a minimum of $675,000 of debt financing and a maximum of $7,040,000 of cash or conversion of outstanding debt in return for no more than 115,000,000 of its Common Shares. Tice will divest itself of LandOak and not negotiate to acquire, or acquire, any other businesses prior to the closing. Tice will terminate all of its employees and enter into employment agreements reasonably acceptable to it with key employees of A-G Tech. Additionally, Tice agreed to assist A-G Tech in obtaining financing to purchase certain testing equipment costing $225,000. This financing has been completed with a loan from the Tennessee Center for Research and Development (“TCRD”) to A-G Tech. In connection with the loan, TCRD had the right to convert the debt to Tice Common Shares at $0.07 per share that it has exercised, and such funds are included as advanced by Tice to A-G Tech.

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

Under the license, A-G Tech must pay UTRC royalties of 3% of net sales. A-G Tech also is required to pay an annual license maintenance fee of which $20,000 was paid in December 2002. In addition, $40,000 will be due to UTRC in September 2004 and 2005, and $50,000 in September of each following year. Any royalties paid during the twelve month period prior to the payment due date (September 30) are credited against the annual license maintenance fee. A-G Tech must also pay UTRC 10% of the first $100,000 received by A-G Tech in other payments relating to the technology and patents (excluding royalties), 20% of the second $100,000 and 30% of amounts in excess of $200,000.

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

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and the Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures as of September 30, 2003. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2003 were effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting or in other factors identified in connection with the evaluation described above that occurred during the Company’s fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Changes in Securities

During the three month period ended September 30, 2003, Tice issued promissory notes in principal amounts totaling $227,100 (none to related parties). The promissory notes, at the option of the holder, may be converted to Tice Common Shares at a rate of $0.11 per share if Tice’s Certificate of Incorporation is amended to increase Tice’s number of authorized Common Shares to 400,000,000. Tice expects to hold the shareholders’ meeting to approve the increase in authorized shares, among other things, early in 2004 and is working on the proxy materials. The notes were issued privately under Section 506 of Regulation D of the Securities Act of 1933 to accredited investors and investors who the Company believes either alone or with their purchaser representatives have such knowledge and experience in financial and business matters so as to be capable of evaluating the risks of the investment. Each investor is required to execute a Subscription Agreement on which the investor makes representations regarding the investor’s financial status and investing experience. LandOak Securities, LLC, a company owned by two of Tice’s directors, acted as placement agent and will receive a 6% commission on funds raised.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits Index

			Exhibit Table Number	Page Number
I.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession		2

	(i)	Amended Term Sheet between Tice Technology, Inc. and Atmospheric Glow Technologies, LLC		27

	(ii)	Asset Purchase and Supply Agreement between MidSouth Sign Company, Inc. and Jerry Dunlap, dba MidSouth Sign Erectors, LLC		*

	(iii)	Stock Purchase Agreement between Tice Technology, Inc. and Jerry Dunlap		*

	(iv)	Asset Purchase Agreement between MidSouth Sign Company, Inc. and National Services Associates, Inc.		*

II.	Articles of Incorporation and Bylaws		3

	(i)	Certificate of Incorporation of Tice Technology, Inc.		±

	(ii)	Bylaws of Tice Technology, Inc.		±

III.	Instruments Defining Rights of Security Holders		4

	(i)	Form of Promissory Note Issued in Connection with Private Placement Closed on June 25, 1999		#

	(iii)	Warrant Agreement relating to Rights to Purchase up to 100,000 Common Shares of Tice Technology, Inc. Received by Holders of the Promissory Notes		#

	(iv)	Security Agreement Pledging Patents as Security for Promissory Notes		#

			Exhibit Table Number	Page Number
	(v)	Registration Rights Agreement Giving Purchasers under the Private Placement Closed on June 25, 1999 Certain Demand and Piggyback Registration Rights		#

	(vi)	Option Agreement Relating to Option to Purchase Up to 50,000 Common Shares of Tice Technology, Inc. Granted to Finder		#

	(vii)	Incentive Stock Option Plan and Agreement Between Charles R. West and Tice Technology, Inc.		#

IV.	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31

	(i)	Certifications – Chief Executive Officer, Charles R. West		43

	(ii)	Certifications – Chief Accounting Officer, Sharon Draper		45

V.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		32

	(i)	Certification –Chief Executive Officer, Charles R. West		47

	(ii)	Certification –Chief Accounting Officer, Sharon Draper		48

*	Previously filed as an exhibit to Form 10-KSB for the year ended March 31, 2002.
±	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Tice Technology, Inc. that became effective August 1, 1997.
#	Previously filed as an exhibit to Form 10-K for the year ended March 31, 2000.

(b)	There were no reports on Form 8-K filed during the quarter ended September 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tice Technology, Inc.

By:	/s/ Charles R. West
Charles R. West, President and
Chief Executive Officer

Date: November 14, 2003

By:	/s/ Sharon Draper
Sharon Draper, Chief Accounting Officer

Date: November 14, 2003