Form 10KSB
period 2004-03-31
ATMOSPHERIC GLOW TECHNOLOGIES INC
filed 2004-06-29
CIK 1020676

U. S. Securities And Exchange Commission

Washington, DC 20549

FORM 10-KSB

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2004

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 333-11591

Atmospheric Glow Technologies, Inc.

(Name of small business issuer in its charter)

Delaware	62-1647888
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

924 Corridor Park Boulevard

Knoxville, Tennessee 37932

(Address of principal executive offices)

Issuer’s telephone number: (865) 777-3776

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of this Act:

Common Shares, $0.01 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB.    ☐

The issuer’s revenues for its most recent fiscal year were $962,332.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 18, 2004 was $35,404,969.

The number of shares outstanding of each of the issuer’s classes of common equity as of June 18, 2004 was: 219,675,215 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

Transitional Small Business Disclosure Format    Yes  ☒    No  ☐

Exhibit Index on page 45.

PART I

Item 1. Description of Business.

Overview

Unless the context indicates otherwise “AGT” and the “Company” refer to Atmospheric Glow Technologies, Inc.

Atmospheric Glow Technologies, Inc. is a Delaware corporation that was formed in 1996 as Tice Technology, Inc. The Company was formed to acquire and hold the issued and outstanding stock of Tice Engineering and Sales, Inc. (“TES”) which remains a subsidiary of AGT. In 2001, the Company also acquired the assets of two businesses, a sign design and fabrication business and an automobile rental and leasing business, and formed MidSouth Sign Company, Inc. and LandOak Company, Inc. to hold and operate the assets of the two businesses. The Company sold these two subsidiaries in March 2003 and February 2004 respectively.

Effective February 29, 2004, Atmospheric Plasma Holdings, LLC (the “APH”), formerly Atmospheric Glow Technologies, LLC, transferred substantially all of its assets to the Company in exchange for 87,456,629 Common Shares and 500,000 Class B Common Shares of the Company, options to acquire up to 1,375,000 Common Shares for three years at a price of $0.11 per share and the assumption of certain liabilities. The primary assets purchased were licensing and commercialization rights under patents relating to the generation of atmospheric plasma.

AGT, as the successor business of APH, is a science and engineering company focused on realizing the commercial potential of the atmospheric plasma technology, known as One Atmospheric Uniform Glow Discharge Plasma (OAUGDP™). The atmospheric plasma technology was developed by scientists at the University of Tennessee in Knoxville, Tennessee and is licensed by AGT from the University of Tennessee Research Foundation (“UTRF”), successor to University of Tennessee Research Corporation. Plasma, the fourth state of matter, is created by the introduction of energy into gases. Lightning is the only naturally occurring plasma on earth but, 99% of matter in the universe is in a plasma state. Man-made plasma is commonly created in one of two ways, at extremely high temperatures or, under vacuum conditions using inert gases. The creation of OAUGDP™, also referred to as “Atmospheric Plasma”, requires neither. The AGT technology is a simple, lower cost plasma generation technique. Atmospheric Plasma is created by electrically energizing air at standard atmospheric pressure and ambient temperature generating highly reactive, short lived chemistry that can be used in a variety of commercial applications.

AGT (through its predecessor business) has been recognized with several awards. It received a 2003 Small Business of the Year Award from UT-Battelle Corporation as a subcontractor to UT-Battelle Corporation manager of the Oak Ridge National Laboratory in Oak Ridge, Tennessee for support of the mission of the national laboratory. In October of 2002, AGT received an R&D 100 Award, from R&D Magazine for its Enhanced Plasma Sterilized Air Filtration and Purification System as one of the top 100 technologies in the world for 2002. In October 2001, AGT was the recipient of the SBA Roland Tibbets award recognizing those small firms, individuals, organizations and projects that exemplify business, economic and technological advancement/. The company and its product prototypes were also featured in an article entitled “You Can’t Scrub Air in the October 2001 issue of Popular Science Magazine.

AGT currently holds rights to nine U.S. patents with rights to be added in an additional patents in fiscal year 2005. The patent portfolio protects the OAUGDP platform technology as well as several proposed applications such as air filtration and purification, DNA extraction, decontamination and sterilization, aerodynamics, materials surface cleaning and textile processing. Seven of the patents are exclusively licensed (with sub-license rights) from the University of Tennessee Research Foundation (“UTRF”) in Knoxville, Tennessee; while two are solely owned by the corporation. AGT has two additional corporate owned patents pending. The license agreement with UTRF grants AGT the right to commercially develop the technology in territories in which patents exist. AGT has a right of first refusal to acquire licenses for related patents issued in the future during the term of the license. The license is subject to certain rights held by or restrictions imposed by the United States or agencies of the United

States which arose as a result of the receipt of government funding. In addition, the license is subject to prior rights in several entities, most of which have expired. In addition, UTRF has retained the right to grant noncommercial licenses for educational, research and institutional purposes to UTRF, the University of Tennessee and the originators of the patents and the nonprofit institutions with which they may be affiliated.

Under the license, AGT must pay UTRF royalties of 3% of net sales. AGT also is required to pay an annual license maintenance fee of which $20,000 for calendar years 2002 and 2003. Subsequently, AGT will pay fees of $40,000 in September 2004 and in September 2005 and $50,000 in September of each following year. Any royalties paid during the twelve month period prior to the payment due date (September 30) are credited against the annual license maintenance fee. AGT must also pay UTRF 10% of the first $100,000 received by AGT in other payments relating to the technology and patents (excluding royalties), 20% of the second $100,000 and 30% of amounts in excess of $200,000.

Substantial investment into basic Atmospheric Plasma research has taken place. The University of Tennessee invested ten years and over $5 million into basic research. Additionally, AGT has invested four years and nearly $8 million, about half of which was secured through U.S. government Small Business Innovative Research (“SBIR”) contracts.

Commercial Products and Services

While the technology foundation is beginning to mature, practical commercial application of Atmospheric Plasma is in its infancy. AGT management believes OAUGDP™ is a platform technology and as such will be the source of a multitude of commercial products and services. Other platform technologies such as transistors, lasers and integrated circuitry have provided the basis for revolutionary advancements in products and services.

Conventional plasma technology (created under vacuum or in extreme temperatures) currently enjoys numerous commercial applications such as fluorescent lighting and semiconductor manufacturing. Unlike conventional methods, Atmospheric Plasma is created in common air, at normal pressure and temperature, and can be run continuously. This allows plasma chemistry to be created without expensive vacuums, introduction of special gases, or creation of extremely high temperatures. AGT management believes that there will be widespread adoption of OAUGDP™ because the technology will simplify current plasma applications resulting in lower cost, and will open commercial markets that have not proven to be feasible for conventional plasma generation techniques.

AGT’s current areas of technology research are :

•	Air Filtration and Purification - improve indoor air quality by capturing and killing microorganisms, including mold, anthrax, smallpox and SARS within buildings

•	Biotechnology - enable more complete and efficient preparation of DNA for detection of disease-causing microorganisms and biological warfare agents

•	Military Decontamination - permit faster, more cost efficient decontamination of materials (including sensitive items that would be rendered inoperable through conventional methods) tainted with biological agents such as anthrax and smallpox

•	Agricultural Decontamination - extend the shelf life of agricultural products by killing microorganisms responsible for spoilage and food borne illness

•	Medical Technology - sterilize medical equipment and surgical devices that are sensitive to heat and liquid chemical processes

•	Soot Reduction - decrease pollutants from diesel exhaust that cause many environmental and health concerns

Air Filtration and Purification

Management believes Air Filtration and Purification is the atmospheric Plasma application with the earliest commercial potential. Funds raised as a result of current equity investment will be applied to development prototypes suitable for manufacturing.

Beginning with the Bellevue Stratford outbreak of Legionnaires’ Disease in 1976 continuing through recent, highly publicized mold infestations, SARS outbreaks, and the anthrax incidents of autumn 2001, the public and private sectors have become acutely interested in issues associated with indoor air quality (“IAQ”). Further, the EPA has ranked IAQ among its top five risks to public health. The current market for air cleaning products is estimated to be in excess of $3 billion.

Enhanced Plasma Sterilized Air Filtration and Purification System (“EPS”). AGT has developed and fully patented a two stage system for eliminating airborne microorganisms. First, the EPS captures airborne contaminants utilizing standard air filtration methods. At predefined intervals, Atmospheric Plasma is generated, creating highly reactive chemical species (“RCS”). When the RCS pass through the filter, they have shown to destroy over 99.99% of the trapped microorganisms tested. The EPS System has been extensively tested against microorganisms and has proven effective against mold, anthrax, bacteria and viruses. In addition to the destruction of microorganisms, the EPS unit has demonstrated promising results in removing Volatile Organic Compounds (“VOC”) which are a source of indoor odors.

The EPS System has been designed with flexibility and scalability in mind. It has a simple modular design adaptable to room-size or larger in-duct applications. The in-duct EPS system can be installed during new construction or easily retrofitted into existing facilities. It operates automatically under normal conditions or on-demand in response to a detection system against biological attack agents.

Other Applications

Four of these applications have received funding from the federal government’s Small Business Innovation Research (“SBIR”) program through the Department of Defense, the EPA and the National Institutes of Health. These included both Phase I and Phase II funding cycles. The DNA/RNA extraction device has been internally funded. Management of AGT believes that federal funding will continue over the next five years as an important ongoing source of revenue for product development in currently identified areas and application of the technology in new areas.

Biotechnology. The APR 510 is a prototype product that is designed to help molecular biologists reduce the cost, complexity and time required to extract/isolate DNA through a rapid, broad spectrum, dry process. The Company has tested the product with bacteria, bacterial endospores, fungi, fungal endospores, viruses and yeast, and found it can prepare DNA for further analysis in minutes rather than hours or, in some cases, days. In tests monitored by independent third parties, the device has successfully “prepared” DNA from a mixture of six microorganisms. Several independent laboratories are currently evaluating the product and there have been limited sales of the product to date. The application of this technology to detection systems is being explored.

Military Decontamination Devices. Decontamination systems for both portable and stationary applications are under investigation. These systems are being developed in part with funding from the Department of Defense with respect to which AGT recently entered into a contract (which is an exhibit to this filing). Mobile decontamination devices are designed to provide a safe, non-destructive decontamination capability for battlefield deployment and for office environments. It is anticipated that these devices will provide a method for dealing with biological warfare agents as well as commercial cleanups involving mold removal and treatment. Initial target markets include military and government agencies and environmental remediation firms.

Agriculture Decontamination. Food producers and resellers have long battled the war against the spoilage of food products. The food industry understands the tremendous financial stake that they have in finding ways to extend the shelf life of perishable items and insure the safety of food products. Some approaches involve the addition of chemicals to food products for life extension and safer foods. Concerns about additives are generally prevalent among the general public. The use of plasma systems offers an alternative approach to both life extension and safer foods by using a dry process to kill microorganisms in food products.

Medical Technology. Today’s hospitals are performing sophisticated surgeries with a limited supply of complex instruments that have proven difficult to sterilize. High capital cost, lengthy turnaround time and increasingly stringent federal regulation are making sterilization of instruments with ethylene oxide impractical. AGT has developed an atmospheric plasma device that it believes eradicates over 99% of microorganisms and biofilms in seconds to minutes with no detectable damage to the instrument. Unlike similar sterilization systems currently on the market, there is no requirement for an expensive vacuum system.

Soot Reduction. Particulate emissions from diesel engines are associated with significant environmental damage including materials corrosion, crop damage and acid rain. The EPA recently issued a mandate to reduced smog-causing nitrogen oxides from diesel vehicles by 95% and soot by 90%. Also proposed was a significantly reduced particulate matter emission standard for new heavy-duty engines in engine model year 2007. AGT’s Regenerative Plasma Filter System significantly reduces the particulate matter (soot) and VOC emissions of diesel engines and is designed to help diesel engine operators/manufacturers meet the aggressive soot and some VOC reduction standards established by the EPA. Similar standards take effect in the European Union in 2005. AGT has developed a working prototype for small diesel engines and received SBIR Phase II funding from the EPA which began in June 2002 and is nearing completion now.

Corporate Strategy

Product Development Strategy: AGT’s management has developed a guiding strategy to apply to delivery of new applications of OAUGDP™ to market. Basic research and development (“R&D”) activity is carried out in our facilities using staff resources. Funding for this activity is principally obtained through government contracts. R&D activities will create concepts for new or improved commercial products. AGT intends to invest equity funds as obtained and later, a portion of profits into developing manufacturing prototypes. While the technical team is developing the prototypes, the business development team is working to secure industry leading partners to complete production engineering, manufacturing, distribution and marketing.

Product Commercialization Strategy: AGT has adopted a fundamental philosophy not to manufacture, distribute or direct market products during the early stage of business maturity. Management instead intends to work to secure partnerships to commercialize applications as they mature. Partners will be chosen based on their leadership position in their market segment. Partnership arrangements will range from limited sub-licensing of application IP to joint ventures potentially including the creation of subsidiary entities. Efforts are currently underway to secure multiple partners to deliver the EPS products to market.

AGT currently has 29 employees, 23 of whom are full time and 6 of whom are part time. Management believes that the articulated strategy will help to assure adequate staff resource availability to continue research activities toward development of new commercial applications of Atmospheric Plasma technology. AGT’s limited capital and management resources will be focused on core business growth rather than being diluted by the creation of manufacturing capacity or in the development of distribution and marketing.

Funding Strategy: AGT has adopted a strategy seeking external funding through three primary sources:

•	Federal Government support

•	General equity investment

•	Partnership

These sources will supply the investment required to fund all aspects of continued R&D and business development activities until product sales deliver sufficient revenues to assure continued profitability. Ultimately, management believes that AGT will be able to self fund its growth through the sale of commercial products.

•	Government support: Government contract solicitations include both SBIR contracts and Government General Services and Development Agreements. AGT has an

excellent record of securing contracts through these competitive procurements. To date, AGT has been awarded numerous government contracts representing nearly $4,000,000. To date, contract funding has been used to drive R&D efforts advancing basic technology research. Management believes government contracts will continue to be a substantial source of R&D funding. As R&D creates new commercial applications of Atmospheric Plasma, AGT is pursuing additional government funding through legislative initiatives. The additional funding will be applied in developing manufacturing prototypes of applications particularly well suited for military use, such as decontamination. To assist in this effort, AGT has engaged the services of congressional liaisons and lobbyists. However, as government budgets tighten, government funding may be more difficult to obtain.

•	General equity investment: AGT is also seeking general equity investment. Monies raised through this source are expected to be applied to develop commercial products through the prototype stage.

•	Strategic partnerships: AGT is seeking alliances with existing market segment leaders to leverage their existing manufacturing, distribution and marketing infrastructures. It is hoped that this model will improve speed to market and limit shareholder risk for the failure of market acceptance of new applications. Partnership structure could range from limited licensing arrangements to joint ventures potentially including the creation of subsidiary entities. Multi-source arrangements are also envisioned with one partner providing manufacturing while another provides sales and service.

Long-Term Profitability: Long-term revenue will be driven by technology licensing and by the sale of commercial products developed utilizing the OAUGDP™ technology. AGT management believes the OAUGDP™ will gain widespread market acceptance and that the technology’s simple, low cost generation techniques will represent a high value to numerous industries in the United States and abroad.

Other Patents

In June 1996, the TES subsidiary of AGT entered into a nonexclusive license and royalty agreement with a sewing machine manufacturer to use the electronic gearing sewing machine technology developed and patented by TES. Under the terms of the agreement, the licensee was to pay TES $250,000 upon the sale of the first class of machine built by the licensee using the technology. In addition, the licensee is to pay AGT an additional $250,000 plus royalties of 1.75% to 2% of the sales price for sales of each class of sewing machine produced and sold by the licensee using TES’s technology, and also pay TES $250,000 when the licensee’s sales of each class of machine reach a $30,000,000 milestone. The licensee has no obligation to apply TES’s technology to additional classes of industrial sewing machines. Royalty income from the sale of the machines produced under this agreement was $82,071 and $130,769, respectively, in fiscal years 2004 and 2003. These amounts are not included in the financial statements (other than the last three months of fiscal 2004 for which the amount is none) due to the reverse acquisition.

Item	2. Description of Property.

AGT currently leases approximately 7,300 square feet of space in a multi-use industrial space in Knoxville, Tennessee. The lease runs through April 30, 2005 and AGT has the right to renew for an additional term of five years. The Company’s facility represents an investment by AGT of $740,000 in chemistry, physics, plasma and microbiology laboratories, a prototype development shop and offices. The leasehold is part of a 40,000 square foot development with ample room for expansion. AGT is currently in the process of adding 520 square feet to the leasehold to expand its prototype manufacturing capacity. Additionally, management has the right to lease adjacent space of approximately 4,000 square feet early in 2005. AGT expects to use the additional space for research and development activities.

Item	3. Legal Proceedings.

There are no material pending legal proceedings to which AGT is a party or to which its property is subject.

Item	4. Submission of Matters to a Vote of Security Holders.

AGT held its annual shareholders meeting on February 23, 2004. The matters voted upon at the meeting and the number of votes cast for, against or withheld (including the number of abstentions and broker nonvotes) are described below:

1. Election of Directors. The persons listed below were elected directors of AGT:

	Votes For	Votes Against	Abstentions
David J. DeCrane	13,494,189	0	30,125
Michael W. Howard	13,494,189	0	30,125
Kimberly Kelly-Wintenberg	13,494,189	0	30,125
Patrick L. Martin	13,494,189	0	30,125
Thomas W. Reddoch	13,494,189	0	30,125

2. Authorize an amendment to the Certificate of Incorporation of the Company to change the name to Atmospheric Glow Technologies, Inc.

Votes For	Votes Against	Abstentions
13,493,564	375	30,250

3. Authorize an amendment to the Certificate of Incorporation of the Company to increase the number of shares authorized to issue to 400,000,000.

Votes For	Votes Against	Abstentions
13,493,564	375	30,250

4. Ratification of the sale of assets and stock of the Company’s subsidiary MidSouth Sign Company, Inc.

Votes For	Votes Against	Abstentions
13,493,564	375	30,250

5. Approval of the sale of the stock of the Company’s subsidiary LandOak Company, Inc.

Votes For	Votes Against	Abstentions
13,493,564	375	30,250

6. Ratification of the appointment of Coulter & Justus, P.C. as auditors of the Company for the fiscal year ending March 31, 2004.

Votes For	Votes Against	Abstentions
13,524,064	0	125

PART II

Item 5. Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Trading in AGT’s Common Shares is reported on the Electronic Bulletin Board under the symbol AGWT. Reporting commenced on August 28, 1997 but is sporadic so there is no established public trading market for AGT’s securities. Over-the-counter market quotations reflect inter-dealer prices without retail mark-up/mark-down or commission and may not necessarily reflect actual transactions.

The following table reflects the high and low bid prices for the Common Shares for each quarter of the fiscal years ended March 31, 2004 and 2003.

	Common Shares
	High	Low
4th Quarter, 2004	$0.25	$0.07
3rd Quarter, 2004	$0.12	$0.06
2nd Quarter, 2004	$0.12	$0.07
1st Quarter, 2004	$0.15	$0.09
4th Quarter, 2003	$0.19	$0.00
3rd Quarter, 2003	$0.35	$0.00
2nd Quarter, 2003	$0.40	$0.24
1st Quarter, 2003	$0.31	$0.15

The approximate number of holders of Common Shares of AGT as of January 18, 2004 was 1,240 (based upon the number of record holders) excluding shareholders whose Common Shares are held in nominee or street name by brokers.

AGT has never paid cash dividends on any of its outstanding securities nor have any of AGT’s subsidiaries paid cash dividends to AGT. AGT does not anticipate paying cash dividends on any shares in the foreseeable future. AGT is expected to retain earnings to finance expansion of the business and for general corporate purposes. The declaration and payment of any dividends on the Common Shares is at the discretion of the Board of Directors and depends on, among other things, earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors considered relevant by the Board of Directors.

Effective February 29, 2004, AGT issued 87,456,629 Common Shares and options to purchase an additional 1,363,636 Common Shares (the terms of which are described below) to Atmospheric Plasma Holdings, LLC (formerly Atmospheric Glow Technologies, LLC) in connection with the transfer of substantially all of the assets of APH to AGT. Also in connection with that same transaction options to purchase 7,142,857 Common Shares (the terms of which are described below) were issued to Patrick L. Martin, as an incentive to Mr. Martin to convert his Class B Common Shares to Common Shares. The shares and options were issued privately under Section 4(2) of the Securities Act of 1933.

Effective February 29, 2004, AGT issued 69,800,749 Common Shares in connection with the conversion of promissory notes of AGT and for cash at the rate of $0.07 per share and 30,298,141 Common Shares in connection with the conversion of debt of AGT and for cash at the rate of $0.11 per shares. In April of 2004, AGT issued 2,050,000 Common Shares for cash at the rate of $0.11 per share. The shares were issued privately under Section 506 of Regulation D of the Securities Act of 1933 to accredited investors and investors who the Company believes either alone or with their purchaser representatives have such knowledge and experience in financial and business matters as to be capable of evaluating the risks of the investment. Each investor was required to execute a subscription agreement in which the investor made representations regarding the investor’s financial status and investing experience. LandOak Securities, LLC, a company owned by a director and shareholder and a former director and shareholder of AGT, acted as placement agent and received a 6% commission on funds raised.

On March 1, 2004, five employees of AGT, including Thomas W. Reddoch (Chairman and Chief Executive Officer of AGT) and Kimberly Kelly-Wintenberg (President and Chief Operating Officer of AGT), received options to purchase Common Shares of AGT (totaling 5,000,000) which are more specifically described below. The options were issued to them in connection with their employment agreements and were issued privately under Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

The following table sets out information with respect to AGT’s equity compensation plans as of March 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	325,024 230,024 230,023	$ $ $	0.90 3.50 7.00	5,000

Equity compensation plans not approved by security holders	13,506,493		$0.09	N/A

Total	785,071

With respect to the options not approved by security holders, AGT issued the following options upon the terms described below:

AGT issued options to purchase 7,142,857 Common Shares at a price of $0.07 per share for three years to Patrick L. Martin on February 29, 2004. The options were issued as an incentive to Mr. Martin, a director and shareholder of AGT, to convert 500,000 of his Class B Common Shares to Common Shares in connection with the transfer of the assets of APH to AGT.

AGT issued options to purchase 1,363,636 Common Shares at a price of $0.11 per share for three years to APH on February 29, 2004 as part of the consolidation for the transfer of substantially all of its assets to AGT.

AGT issued options to purchase 4,000,000 Common Shares at a price of $0.11 per share for ten years to Thomas W. Reddoch (Chairman and Chief Executive Officer of AGT) in connection with an employment agreement entered into on March 1, 2004.

AGT issued options to purchase 250,000 shares each to Kimberly Kelly-Wintenberg (President and Chief Operating Officer of AGT), Suzanne L. South (Director of Bio-Development of AGT), Daniel Max Sherman (Director of Plasma Science of AGT) and Daniel W. Kelly (Senior Engineer at AGT) at a price of $0.11 per share during the term of their employment on March 1, 2004 in connection with their employment agreements.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

AGT is a development stage enterprise currently dependent upon capital raised mainly through private placements. Our net loss was $326,364 for the three months ended March 31, 2004 and we have had consecutive losses totaling $2,157,280 since our inception on May 1, 2000. Current revenues consist substantially of research and development contracts related to possible applications of the patented OAUGDP™. Annualized revenues from these contracts have increased an average of 47% each of the last three years. However, as with other development stage enterprises in our industry, contract revenues do not cover all of our costs, specifically the additional personnel needed to advance the technology further toward the product stage. As such, annualized expenses have also increased at a rate similar to revenues.

Results of Operations

Three Months Ended March 31, 2004 Compared to Year Ended December 31, 2003

We incurred a net loss of $326,364 for the three months ended March 2004, compared to a net loss of $1,020,152 for the year ended December 31, 2003 for an annualized increase in net loss of 28%. We increased annualized revenues by 56% due to new contact awards and other contracts advancing into the Phase II or Phase III stage as successes had been made at lower contract stage levels. Overall, annualized operating expenses have increased 40% with the most significant increase being a 54% increase in payroll and related costs. The increase in expense is primarily due to the increased contract and development activity.

Year Ended December 31, 2003 Compared to December 31, 2002

We incurred a net loss of $1,020,152 for the year ended December 31, 2003, compared to a net loss of $621,619 for the year ended December 31, 2002 for an increase in net loss of 64%. We increased revenues by 48% due to new contact awards and other contracts advancing into the Phase II stage as successes had been made at lower contract stage levels. Overall, operating expenses increased 57% with the most significant increase being 79% and 81% increases in payroll and related costs and general and administrative expenses, respectively. The payroll and related costs increase in expense is primarily due to the increased contract and development activity. The increase in general and administrative expense is mainly due an increase in occupancy costs as we moved into our current facility in 2003.

Year Ended December 31, 2002 Compared to December 31, 2001

We incurred a net loss of $621,619 for the year ended December 31, 2002, compared to a net loss of $89,208 for the year ended December 31, 2001. We increased total revenues by 15%, including a 37% increase in contract revenues due to new contact awards in the fourth quarter of 2002. Overall, operating expenses increased 106% with significant increase in all expenses in anticipation of increased contract and development activity.

Inflation

Inflation has not had a significant impact on operations to date.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the sale of equity. The Company needs substantial additional funding in the near future to develop and bring to a commercialization state its OAUGDP™ technology. While there is no guarantee we can obtain such future funding, we have been successful in our efforts thus far and expect that future offerings along with contract revenues, will provide sufficient capital to continue through our next fiscal year. Failure to obtain new funding could have a material adverse effect on our liquidity.

At March 31, 2004, we had $301,926 in cash and cash equivalents and subsequent to March 31, 2004, we have raised an additional $747,600 through the issuance of Common Shares. The goal of our current fundraising efforts is to raise an additional $5,000,000 for operations. Expenditures for next year, specifically payroll and related costs are expected to increase with contract growth and newly implemented marketing efforts. With the additional funds management hopes to raise and current or likely contract revenues, we should have sufficient capital to meet our operating needs for two years.

Outstanding debt of $300,000 is expected to be converted into Common Shares within the next twelve months by several stockholders who have committed to fund the principal balance in exchange for 2,727,273 Common Shares. Other principal debt and capital lease payment requirements are less than $25,000. We do not expect any significant unfunded capital expenditures during the next year.

Significant Accounting Policies

Significant accounting policies are discussed more fully in Note 1 to the consolidated financial statements.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operation” is based upon the Company’s consolidated financial statements and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurances that actual results will not differ from those estimates. On an ongoing basis, we evaluate the Company’s accounting policies and disclosure practices. In management’s opinion, the critical accounting estimates which are more complex in nature and require a higher degree of judgment include the collectability of accounts receivable and income tax assets and liabilities and related valuation allowances. These accounting policies and estimates are more fully discussed in the notes to the consolidated financial statements.

Future Operations

Management believes that future revenues are dependent on a number of factors including general economic factors, the ability of AGT to secure necessary funding to continue the development and commercialization of the OAUGDP™ technology through contracts, partnering or equity sales, the ability to successfully develop and market the technology, and ultimately the competition for the market and market acceptance of the technology.

Special Considerations

This section captioned “Special Considerations” and other parts of this Annual Report on Form 10-KSB include certain forward-looking statements within the meaning of the federal securities laws. Actual results and the occurrence or timing of certain events could differ materially from those described in any of such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-KSB. See “Other Factors Relating to Forward-Looking Statements” below.

Product Development. The key to future success will be our ability to develop and commercialize new applications using the OAUGDP™ technology. There are no assurances that Tice can successfully develop or commercialize new applications of the OAUGDP™ technology.

Key Management and Technical Staff. We must be able to identify, recruit and retain key management and technical staff. There are no assurances such individuals can be identified, hired or retained.

New Capital. Our future operations are dependent on its ability to raise sufficient capital for these needs. There are no assurances that we can raise these funds.

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

There can be no assurance that we will be able to raise any additional financing on acceptable terms. If such financing is not available on satisfactory terms, we may be unable to expand its business or develop new customers as desired and our operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders.

Some of the more prominent known risks and uncertainties of our business are set forth below. However, this section does not discuss all possible risks and uncertainties to which we are subject, nor can it be assumed that there are not other risks and uncertainties which may be more significant.

Such other factors include, among others, those described in the “Business” section and elsewhere in “Management’s Discussion and Analysis” and those factors listed below. Some of those factors will change with the sale of the operations described elsewhere herein.

•	the lack of working capital needed to further develop and apply the OAUGDP™ technology and management’s ability to find acceptable financing to supply such working capital;

•	the potential failure to successfully negotiate licensing agreements, or find strategic partners to further develop, or potential buyers for, the OAUGDP™ technology;

•	the shortage of qualified and competent engineers, scientists or biologists and the risk that we will be unable to retain key employees and managers;

•	dependence on start-up technologies and applications and the ability to continue to successfully obtain government contracts which are expected to generate most of our revenue for some time after the acquisition;

•	the unanticipated expense of new product development, the potential failure to complete new products on a timely and cost effective basis, and the failure of any such products to achieve substantial market acceptance;

•	the dependence on patents and the ability to protect proprietary products, the potential that existing patents or future patents obtained by us will not be enforceable, the risk that the products will infringe on patents held by others or the risk that competitors will develop similar or functionally similar products; and

•	the potential adverse effect of competition, the potential failure to provide competitive timely designs of cost-effective solutions, products or services and the potential adverse effect of technological change with which we are unable to keep pace.

Item 7. Financial Statements.

Page
Report of Independent Auditors - Coulter & Justus, P.C.	17

Independent Auditor’s Report - Bible Harris Smith, P.C.	18

Consolidated Balance Sheet as - As of March 31, 2004	19

Consolidated Statement of Operations - For the Three Months Ended March 31, 2004, Years Ended December 13, 2003 and 2002 and May 1, 2000 (Inception) to March 31, 2004	20

Consolidated Statement of Stockholders’ Equity - For the Period From May 1, 2000 (Inception) to March 31, 2004	21

Consolidated Statements of Cash Flows - For the Three Months Ended March 31, 2004, Years Ended December 13, 2003 and 2002 and May 1, 2000 (Inception) to March 31, 2004	22

Notes to Consolidated Financial Statements	24

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors

Atmospheric Glow Technologies, Inc.

We have audited the accompanying balance sheet of Atmospheric Glow Technologies, Inc. (A Development Stage Company) as of March 31, 2004, and the related statements of operations, stockholder’s equity and cash flows for the three months then ended, the year ended December 31, 2003, and the 2004 and 2003 amounts included in the statements of operations and cash flows for the period from May 1, 2000 (inception) through March 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the statements of operations and cash flows for the period from May 1, 2000 (inception) through December 31, 2002, included in the statements of operations and cash flows for the period from May 1, 2000 (inception) through March 31, 2004. These amounts were audited by other auditors whose report dated February 25, 2003 (except for Note 1, as to which the date is June 28, 2004), expressed an unqualified opinion on the financial statements taken as a whole, and our opinion, insofar as it relates to the statements of operations and cash flows for the period from May 1, 2000 (inception) through December 31, 2002, included in the statements of operations, members’ deficit and cash flows for the period from May 1, 2000 (inception) through March 31, 2004, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Atmospheric Glow Technologies, Inc. (A Development Stage Company) at March 31, 2004, and the results of its operations and its cash flows for the three months then ended, the year ended December 31, 2003, and the period from May 1, 2000 (inception) through March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

June 11, 2004

/s/ Coulter & Justus, P.C.
Knoxville, Tennessee

Bible Harris Smith, P.C.

Certified Public Accountants and Business Advisors Since 1949

507 West Clinch Avenue	Member of the AICPA Peer Review Program
Knoxville, TN 37902-2104
Phone 865-546-2300	Member of the Tennessee Society of Certified Public Accountants
Fax 865-525-7454
E-mail contactname@BHSpc.com

INDEPENDENT AUDITOR’S REPORT

Board of Governors and Members

Atmospheric Plasma Holdings, LLC

(A Development Stage Enterprise)

Knoxville, Tennessee

We have audited the accompanying consolidated statements of operations, members’ equity, and cash flows of Atmospheric Plasma Holdings, LLC (formerly Atmospheric Glow Technologies, LLC) (a development stage enterprise) and subsidiary for the year ended December 31, 2002, and for the period from May 1, 2000 (inception), to December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Atmospheric Plasma Holdings, LLC and its cash flows for the year ended December 31, 2002, and from May 1, 2000 (inception), to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Bible Harris Smith, P.C.

Knoxville, Tennessee

February 25, 2003, except for Note 1 as it relates to the

change in the Company’s name, as to which the date is

June 28, 2004

BKR An independent member of BKR International with offices throughout the world

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Balance Sheet

As of March 31, 2004

Amount
Assets
Cash and cash equivalents	$301,926
Receivables	260,963
Prepaid expenses	11,314

Total current assets	574,203
Property and equipment, less accumulated depreciation	578,699
Intangible assets, less accumulated amortization	1,636,078
Deposits	10,949

Total assets	$2,799,929

Liabilities and Stockholders’ equity
Note payable to stockholder	$549,431
Note payable	300,000
Current portion of capital leases	22,918
Accounts payable	423,045
Accrued expenses	528,068

Total current liabilities	1,823,462
Deferred compensation	30,000
Capital leases, less current portion	22,048

Total liabilities	1,875,510

Stockholders’ equity
Common Shares, par value $.01; 400,000,000 shares authorized; 212,878,848 shares issued and outstanding	2,128,788
Class B Common Shares; convertible, par value $.01; 5,000,000 shares authorized ; 750,000 shares issued and outstanding	7,500
Class D Common Shares; convertible, par value $.01; 600,000 shares authorized ; none issued or outstanding	—
Preferred Shares, par value $.01; 10,000,000 shares authorized ; none issued or outstanding	—
Additional paid in capital	945,411
Accumulated deficit in the development stage	(2,157,280)

Total stockholders’ equity	924,419

Total liabilities and stockholders’ equity	$2,799,929

The accompanying notes are an integral part of these financial statements.

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Operations

	Three Months Ended March 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002	May 1, 2000 (Inception) to March 31, 2004
Operating revenues:
Contract revenues earned	$296,359	$759,812	$511,881	$2,028,685
Other revenues	17	187	479	73,470

Total operating revenues	296,376	759,999	512,360	2,102,155

Operating expenses:
Payroll and related costs	284,736	744,125	416,647	1,839,415
Laboratory expenses	119,742	328,248	325,803	987,368
General and administrative expenses	218,262	707,778	391,529	1,432,652

Total operating expenses	622,740	1,780,151	1,133,979	4,259,435

Net loss	$(326,364)	$(1,020,152)	$(621,619)	$(2,157,280)

Loss per share (basic and diluted):	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements.

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statement of Stockholders’ Equity

From May 1, 2000 (Inception) to March 31, 2004

	Previous Shares	Previous Share Amount	Common Shares	Common Amount	Class B Common Shares	Class B Common Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Shares issued October 20, 2000	101,101	$116,020	—	$—	—	$—			$116,020
Non-Member contribution							$34,730		34,730
Net loss								$(99,937)	(99,937)

Balance at December 31, 2000	101,101	116,020	—	—	—	—	34,730	(99,937)	50,813
Shares issued
Additional amounts received for shares previously issued		4,700							4,700
Shares redeemed	(11,200)	(13,000)							(13,000)
Net loss								(89,208)	(89,208)

Balance at December 31, 2001	89,901	107,720	—	—	—	—	34,730	(189,145)	(46,695)
Shares issued	9,877	168,235							168,235
Net loss								(621,619)	(621,619)

Balance at December 31, 2002	99,778	275,955	—	—	—	—	34,730	(810,764)	(500,079)
Net loss								(1,020,152)	(1,020,152)

Balance at December 31, 2003	99,778	275,955	—	—	—	—	34,730	(1,830,916)	(1,520,231)
Recapitalization of Company resulting from reverse merger	(99,778)	(275,955)	210,828,848	2,108,288	750,000	7,500	705,681		2,545,514
Common stock, shares issued			2,050,000	20,500			205,000		225,500
Net loss								(326,364)	(326,364)

Balance at March 31, 2004	—	$—	212,878,848	$2,128,788	750,000	$7,500	$945,411	$(2,157,280)	$924,419

The accompanying notes are an integral part of these financial statements.

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002	May 1, 2000 (Inception) to March 31, 2004
Operating activities
Net loss	$(326,364)	$(1,020,152)	$(621,619)	$(2,157,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52,556	208,877	56,655	330,862
Costs paid with equity	—	—	4,324	8,824
Loss on disposal of property and equipment	—	30,110	6,877	36,987
Changes in operating assets and liabilities:
Receivables	(29,205)	(124,245)	(63,888)	(260,963)
Prepaid expenses	(2,876)	(1,849)	(3,058)	(8,815)
Deposits	46	(5,567)	(5,428)	(10,949)
Accounts payable	41,855	(53,822)	125,482	145,316
Deferred compensation	—	—	—	179,423
Accrued expenses	(109,736)	24,424	61,212	(19,162)

Net cash used in operating activities	(373,724)	(942,224)	(439,443)	(1,755,757)

Investing activities
Additions to intangible assets	(664)	(13,505)	(1,594,238)	(1,609,318)
Purchase of property and equipment	(13,613)	(192,540)	(340,621)	(646,821)

Net cash used in investing activities	(14,277)	(206,045)	(1,934,859)	(2,256,139)

Financing activities
Proceeds from short term notes	300,000	1,187,500	2,325,000	3,821,500
Repayments of short term notes	—	—	—	(9,000)
Cash acquired in reverse merger	53,017	—	—	53,017
Proceeds from issuance of Common Shares	225,500	—	—	225,500
Proceeds from issuance of members’ equity	—	—	101,500	217,720
Redemption of members’ interest	—	—	—	(13,000)
Increase (decrease) in minority interest	—	—	(5,845)	43,058
Principal payments on capital lease obligations	(5,439)	(18,152)	(711)	(24,973)

Net cash provided by financing activities	573,078	1,169,348	2,419,944	4,313,822

Net increase in cash and cash equivalents	185,077	21,079	45,642	301,926
Cash and cash equivalents at beginning of period	116,849	95,770	50,128	—

Cash and cash equivalents at end of period	$301,926	$116,849	$95,770	$301,926

Supplemental disclosures of cash flow information:
Cash Paid For Interest	$8,639	$4,536	$459	$5,057

The accompanying notes are an integral part of these financial statements.

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED FROM PAGE 23)

	Three Months Ended March 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002	May 1, 2000 (Inception) to March 31, 2004
Supplemental disclosures of noncash activity:

Members’ equity in exchange for rent	$—	$—	$—	$4,500
Equipment contributed by non-members	—	—	—	34,730
Equipment acquired with capital lease	—	68,287	—	69,939
Furniture acquired with note payable	—	—	11,600	11,600
Note payable paid with equity	—	—	36,600	36,600
Minority interest in subsidiary acquired with equity	—	—	27,310	27,310
Property & equipment additions included in accounts payable	—	(33,125)	33,215	—
Additions to intangibles included in accrued expenses	—	(45,000)	45,000	—
Debt satisfied with stock	2,960,495			2,960,495
Net assets obtained in reverse merger	151,749	—	—	151,749
Net liabilities assumed in reverse merger	597,321	—	—	597,321

The accompanying notes are an integral part of these financial statements.

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Financial Statements

Notes to Financial Statements

1.	Summary of Significant Accounting Policies and Other Disclosures

General Information - Atmospheric Glow Technologies, Inc. and subsidiary (the “Company” or “AGT”) is a development stage enterprise that conducts research and development activities to develop commercial applications for the One Atmosphere Uniform Glow Discharge Plasma, a process of non-thermal, atmospheric pressure processing for use in areas such as sterilization, decontamination, surface cleaning and etching. The Company will continue to be a development stage enterprise until commercial applications of its technologies are realized. On February 29, 2004, Atmospheric Plasma Holdings, LLC (formerly Atmospheric Glow Technologies, LLC) (“APH”) sold substantially all of its assets, including all tangible property and commercialization, patent and market rights, to Atmospheric Glow Technologies, Inc., formerly Tice Technology, Inc. (“Tice”), a publicly traded holding company, in exchange for 87,456,629 shares of AGT Common stock (approximately 40%) and 500,000 shares of AGT Class B Common (approximately 67%). APH is restricted from transferring the Common Shares and the Class B Common Shares for a period of twelve months and three years, respectively, following the closing. The transaction has been accounted for as a reverse acquisition except that no goodwill or other intangibles will be recorded. That is, the transaction is equivalent to the issuance of stock by APH for the net monetary assets of AGT, accompanied by recapitalization. The accompanying statements of operations and cash flows include the consolidated accounts subsequent to the reverse merger in February 2004.

Consolidated Financial Statements - The accompanying consolidated financial statements include the accounts of Atmospheric Glow Technology, Inc. (“AGT”) and its wholly owned subsidiary, Tice Engineering and Sales, Inc. (“TES”). The consolidation of these entities is collectively referred to as the Company or AGT. All significant intercompany balances and transactions have been eliminated.

Fiscal Year-End - The fiscal year-end of the Company is March 31, 2004.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less as cash equivalents.

Major Customers and Credit Concentration - The Company’s receivables are primarily with Federal government agencies. Revenues from the Company’s largest individual customers accounted for approximately 45%, 14%, 12% and 12% for the three months ended March 31, 2003, 50%, 16% and 14% in 2003, 64% and 13% in 2002 and 40%, 17% and 11% since inception of total revenue, respectively.

Accounts Receivable - Accounts receivable of the Company are not collateralized and are due under terms stated to the customer. Customers having accounts receivable balances greater than 10% account for 25%, 15% and 13% at March 31, 2004 of total accounts receivable. It is the policy of management to review the outstanding accounts receivable periodically, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts for

Notes to Financial Statements, Continued

Note 1 - Summary of Significant Accounting Policies and Other Disclosures (Continued)

uncollectible amounts. Anticipated bad debts are considered by management to be negligible and, accordingly, no provision for bad debts has been included in the accompanying statements. At March 31, 2004, $20,336 of accounts receivable were greater than 90 days old.

Fair Value of Financial Instruments - The Company’s financial instruments consisted of cash, accounts receivable and notes payable. The fair value of these financial instruments approximated the carrying amounts reported in the Consolidated Balance Sheet.

Property and Equipment –Depreciation was computed using primarily the straight-line method over the estimated useful lives of the assets ranging between three and ten years. Leasehold improvements were amortized over the lesser of the related lease term or the useful life. Routine repair and maintenance costs are expensed as incurred. Costs of major additions, replacements and improvements were capitalized. No gains and losses from disposals are included in operating results.

Revenue and Cost Recognition - Revenues from research contracts and grants are recognized as costs are incurred under a percentage of completion method. Contract costs include direct materials, labor, subcontract costs and allocated indirect costs such as indirect labor costs, occupancy costs and other general overhead. General and administrative costs are charged to expense as incurred.

Royalties - The Company recognizes royalty revenue when it is fixed and determinable.

Advertising Costs - Advertising costs are charged to expense as incurred and totaled $6,363, $45,024 and $51,387 for the years ended December 31, 2003 and 2002, and from inception, respectively. There were no advertising costs for the three months ended March 31, 2004.

Research and Development Costs - Research and development costs, including work performed under contracts to perform research and development for others, are expensed as incurred.

Income Taxes - The asset and liability method is used in accounting for income taxes, whereby deferred tax assets and liabilities are determined based upon the differences between financial reporting and tax bases of assets and liabilities and are measured based on enacted tax rates and laws when the differences are expected to reverse.

Accounting for Stock-Based Compensation - The Company sponsors a stock-based employee compensation plan, which is described more fully in Note 12. As permitted by SFAS 148 and 123, the Company has chosen to apply the intrinsic value method provided for by APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based compensation awarded to employees.

Notes to Financial Statements, Continued

Note 1 - Summary of Significant Accounting Policies and Other Disclosures (Continued)

Had compensation expense for the Company’s plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123, there would have been no effect on net earnings and earnings per share.

The historical financial statements prior to the reverse acquisition do not reflect the effect of stock based compensation plans sponsored by the Company.

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

Reclassifications – Certain amounts in previous fiscal years have been reclassified to conform to 2004 classifications.

2.	Note Payable to Stockholder and Note Payable

At March 31, 2004, the Company has a $549,431 note payable to a stockholder due June 25, 2007, bearing interest at 10% secured by certain royalty revenues of the Company.

The Company also has a $300,000 note payable to a bank, bearing interest at the bank’s prime interest rate (4% at March 31, 2004). Principal and interest is payable in monthly installments of $8,857 beginning November 14, 2004 with a final balloon payment due October 14, 2006. This note is guaranteed by several stockholders who have committed to fund the principal requirements in exchange for 2,727,273 Common Shares. The Company expects to be relieved of the debt and issue the related stock within twelve months

Notes to Financial Statements, Continued

3.	Property and Equipment

Property and equipment at March 31, 2004 consists of the following:

Equipment	$438,275
Furniture and Fixtures	35,685
Computer Equipment	45,502
Leasehold Improvements	222,392

Total	741,854
Less Accumulated Depreciation & Amortization	(163,155)

New Property and Equipment	$578,699

Property and equipment under capital lease, which is included above, is comprised of the following:

Equipment Under Capital Lease	$69,940
Accumulated Amortization	(28,570)

Equipment Under Capital Lease - Net	$41,370

Amortization of assets recorded under capital leases is included with depreciation expense in the accompanying financial statements. Depreciation expense (including amortization of assets under capital leases) amounted to $25,242, $101,632, $23,761 and $163,155 for the three months ended March 31, 2004, and the years ended December 31, 2003 and 2002, and since inception, respectively.

4.	Lease Obligations

The company leases certain equipment under lease agreements classified as capital leases. These agreements expire in 2006. The Company incurred interest expense related to capital leases of $1,066 for the three months ended March 31, 2004 and $4,536 for the year ended December 31, 2003. Interest expense related to capital leases has not been significant in previous years.

In September 2002, the Company entered a lease for office facilities under an agreement classified as an operating lease. The lease, which expires in April 2005, requires monthly rental payments of $7,164 beginning May 1, 2003. Rental expense for all operating leases for the three months ended March 31, 2004, the years ended December 31, 2003 and 2002 and since inception was approximately $16,000, $71,000, $39,000 and $139,000, respectively.

Notes to Financial Statements, Continued

4.	Lease Obligations (Continued)

Future minimum lease payments for leases, by year and in the aggregate, consist of the following as of March 31, 2004:

	Operating	Capital
2005	$85,968	$25,514
2006	7,164	23,351

Total minimum lease payments	$93,132	48,865

Amount representing interest		3,899

Present value of minimum lease payments (including $22,918 classified as current)		$44,966

5.	Interest Expense

Interest incurred and charged to expense for the three months ended March 31, 2004, the years ended December 31, 2003 and 2002 and inception to date, totaled $8,639, $25,102, $10,204 and $46,277, respectively.

6.	Research and Development Contracts

Substantially all of the Company’s revenues are earned by research and development projects related to possible applications of the One Atmosphere Uniform Glow Discharge Plasma and sponsored by Federal agencies. These contracts and grants primarily reimburse costs expended, both direct project costs such as direct materials, labor, subcontract costs and certain allocated indirect costs such as indirect labor costs, occupancy costs and other general overhead. Due to the nature of the contracts, total costs allocated to a contract approximate revenues earned. Contract terms are generally payable upon submission of a periodic progress statement to the funding agency, and are typically paid within 30 days of submission. Certain Federal agencies perform reviews of the Company prior to granting the contracts, and all contracts are subject to final audit and possible refunds at the discretion of the Federal agencies. One agency requires a holdback of 15% of all costs until final completion. In the case of contracts and grants, rights to any inventions vest with the Company, providing certain requirements are met.

Substantially all of the Company’s costs are for research and development, either directly or indirectly, and relate to both research contracts and internal research projects.

7.	Concentration of Credit Risk

The Company maintains cash accounts at various financial institutions. The balances, at times, may exceed federally insured limits. At March 31, 2004 the Company had cash on deposit exceeding the federally insured limit by $316,001.

Notes to Financial Statements, Continued

8.	Income Taxes

For tax purposes, as of March 31, 2004, the Company has net operating loss and foreign tax credit carryovers available to offset future income taxes. These carryovers expire as follows:

Net Operating Loss			Foreign Tax Credit
Year Generated	Year of Expiration	Amount	Year Generated	Year of Expiration	Amount
1997	2017	$149,268	1999	2004	$14,174
1998	2018	515,167	2000	2005	20,975
1999	2019	472,518	2001	2006	47,161
2000	2020	1,176,870	2002	2007	13,618
2001	2021	870,338	2003	2008	13,077
2002	2022	974,572	2004	2009	8,207
2003	2023	2,117,095
2004	2024	1,616,229

		$7,892,057			$117,212

Significant components of the Company’s deferred tax assets and liabilities as of March 31, 2004 are as follows:

Deferred tax assets:
Reserves	$7,706
Patents	16,477
Warrants	34,164
Net operating loss carryovers	3,021,868
Foreign tax credit carryovers	117,212

Total deferred tax assets	3,197,427
Valuation allowance for deferred tax assets	(3,185,732)

Net deferred tax assets	11,695

Deferred tax liabilities:
Amortization	11,695

Total deferred tax liabilities	11,695

Net deferred tax assets	$—

As described in Note 1, the reverse merger transaction with Atmospheric Glow Technologies, LLC, has resulted in a change in control as defined by the Internal Revenue Code, which will limit use of net operating loss carryovers in future periods. Management is unable to currently assert that it is more likely than not that the net deferred tax asset will be realized.

Notes to Financial Statements, Continued

8.	Income Taxes (Continued)

The income tax benefit recognized for the three months ended March 31, 2004, compares with the statutory federal income tax expense as follows:

Federal income tax benefit at statutory rate	$(618,855)
Potential future tax benefit of net operating loss not recognized in the current year	618,855

Income tax	$—

There is no federal income tax provision for the years ended December 31, 2003 and 2002, as the Company was a limited liability company not subject to federal income taxes.

9.	License and Royalty Agreement

The Company has a nonexclusive license and royalty agreement with a sewing machine manufacturer to use the electronic gearing sewing machine technology developed and patented by TES. Under the terms of the agreement, the licensee is to pay TES $250,000 upon the sale of the first class of machine built by the licensee using the technology. In addition, the licensee is to pay TES an additional $250,000 plus royalties of 1.75% to 2% of the sales price for sales of each class of sewing machine produced and sold by the licensee using TES’s technology, and also pay TES $250,000 when licensee sales of each class of machine reach a $30,000,000 sales milestone by the licensee. The licensee has no obligation to apply TES’s technology to additional classes of industrial sewing machines.

10.	Commission Agreement

The Company has entered into an agreement with LandOak Securities, LLC (“LandOak Securities”) under which LandOak Securities agrees to use its reasonable best effort to place Shares of the Company in return for a fee equal to 6% of the aggregate purchase price of Shares sold. LandOak Securities, is owned by two shareholders of the Company, one of which is also a director. As of March 31, 2004, the Company owed $288,758 in commissions to LandOak Securities which is included in accounts payable.

11.	Loss Per Share

Basic earnings (loss) per share assumes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common stock outstanding during each period. As a result of the Company’s net losses, the effect of potentially dilutive outstanding stock options of 13,531,493 shares and convertible debt of 2,727,273 shares had an antidilutive effect. Basic and diluted loss per share are the same for all classes of the Company’s common stock (thus they are not presented separately).

Common stock equivalents not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock were 740,071 at March 31, 2004.

Notes to Financial Statements, Continued

11.	Loss Per Share (Continued)

The following table sets forth the computation of basic loss per share:

	Three Months Ended March 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002	May 1, 2000 (Inception) to March 31, 2004
Loss:
Basic and diluted:
Loss attributable to common stockholders	$(326,364)	$(1,020,152)	$(621,619)	$(2,157,280)
Shares:
Basic and diluted:

Weighted average common shares outstanding	212,603,848	212,603,848	212,603,848	212,603,848

Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average Common Shares outstanding for the years ended December 31, 2003 and 2002, and the period from May 1, 2000 (inception) to March 31, 2004, are retroactively computed to reflect the capital structure of the Company after the reverse merger.

12.	Stock Options

The Company established a stock option plan in fiscal year 1999 as a means to attract, retain and motivate its employees, non-employee board members and independent contractors. Management determines eligible persons. Each option granted under the plan is exercisable only during a fixed term from the date of grant as specified by management, but generally not to exceed 10 years. Vesting requirements of the options are determined by management, but are generally not less than one year from the date of grant. The exercise prices of the options are at least fair market value on the date of grant. The stockholders approved the issuance of up to 100,000 options to acquire Common Shares. In fiscal year 2003 options to purchase 10,000 shares expired and options to purchase 25,000 shares were granted, and in fiscal 2004 options to purchase 20,000 shares expired. Under the plan, options can be granted until 2008.

The Company has an incentive stock option plan in conjunction with the appointment of a former President and Chief Executive Officer. The Company granted the employee options to purchase 690,071 Common Shares of the Company. Under the plan, options to purchase 230,024 shares vested on the first anniversary and are exercisable at a price of $1.00 per share, options to purchase 230,024 shares vested on the second anniversary and are exercisable at a price of $3.50 per share, and the

Notes to Financial Statements, Continued

12.	Stock Options (Continued)

remaining options to purchase 230,023 shares vest on the third anniversary and will be exercisable at a price of $7.00 per share. All options under the plan must be exercised within five years of vesting or they will expire.

In fiscal 2004, in conjunction with the reverse merger, the Company issued stock options to certain shareholders and employees key to the reverse merger transaction and future operations of the Company. Grants include options to purchase 7,142,857 Common Shares are exercisable at a price of $0.07 per share which expire in three years, options to purchase 2,363,636 Common Shares are exercisable at a price of $0.11 per share which expire in three years, and options to purchase 4,000,000 Common Shares are exercisable at a price of $0.11 which expire in ten years.

Subsequent to year-end, the Company issued stock options to an employee to purchase 909,091 Common Shares at $0.11 per share.

No compensation expense was recognized in 2003 and 2004. A summary of options outstanding as of March 31, 2004 and changes during 2003 through 2004 is presented below:

	Common Shares	Weighted Average of Exercise Prices	Weighted Average Grant Date Fair Value	Stock Options Exercisable	Weighted Average Exercise Price
Under option at April 1, 2002	770,071			540,048	$3.53
Options granted	25,000	$.20	$.19
Options forfeited	(10,000)	$.94

Under option at March 31, 2003	785,071			785,071	$3.45
Options granted	13,506,493	$.09	$.02
Options expired	(20,000)	$.50

Under option at March 31, 2004	14,271,564			14,271,564	$0.27

The following table summarizes information about stock options at March 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at 3/31/04	Weighted Average Remaining Contractual Life (months)	Weighted Average Exercise Price	Number Exercisable At 3/31/04	Weighted Average Exercise Price
$ 0.07 – 0.11	13,506,493	59.9	$.09	13,506,493	$.09
$ 0.20 – 1.00	305,024	14.49	$.93	305,024	$.93
$3.50	230,024	26.00	$3.50	230,024	$3.50
$7.00	230,023	38.00	$7.00	230,023	$7.00

Notes to Financial Statements, Continued

12.	Stock Options (Continued)

The weighted average remaining contractual life of outstanding options at March 31, 2004 was 4.83 years. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend growth rate	0.00%
Expected volatility	11.3%
Risk-free interest rate	4.83%
Expected lives	3 to 10 years

13.	Capital Stock

Classes of stock: The total number of shares which the Company is authorized to issue is 415,600,000 shares and all shares have a par value of $0.01 per share. There are 400,000,000 Common Shares authorized of which 212,878,848 were issued and outstanding as of March 31, 2004. There are 5,000,000 Class B Common Shares authorized of which 750,000 were issued and outstanding as of March 31, 2004. There are 600,000 Class D Common Shares authorized of which none were issued and outstanding as of March 31, 2004. There are 10,000,000 Preferred Shares authorized of which none were issued and outstanding as of March 31, 2004. The Common Shares and the Class B Common Shares are identical in all respects and have equal rights and privileges except as noted below. There are no cumulative voting or any preferential or preemptive rights for any of AGT’s classes of stock except that holders of Class B Common Shares have preemptive rights with respect to the issuance of Class B Common Shares only. The Board of Directors has the authority to issue, in one or more series, Preferred Shares, having such preferences, rights and limitations as established by the Board of Directors. However, the voting rights of Preferred Shares may not exceed the voting rights of Common Shares.

Subsequent to year end, the Company issued an additional 6,796,367 shares of Common Shares at $0.11 per share.

Dividends: The Company may not pay dividends during any fiscal year to holders of Class B Common Shares: (1) unless the holders of Common Shares are first paid a dividend of at least $0.05 per share, and (2) such Class B Common dividends per share do not exceed the dividends per share paid to holders of Common Shares. The dividend preference for Common Shares is not cumulative.

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

Notes to Financial Statements, Continued

13.	Capital Stock (Continued)

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

As of March 31, 2004, Common Shares have been reserved as follows:
Stock options	14,271,564
Conversion of Class B Common Shares to Common Shares	750,000

15,021,564

14.	Intangible Assets

Intangible assets at March 31, 2004, include:

	Amount	Accumulated Amortization	Net	Amortization Period
Commercialization Rights	$1,525,000	$157,640	$1,367,360	15 years
Sewing Patents	189,701	40,956	148,745	20 years
Purchased Patents	100,000	9,259	90,741	18 years
Trademark	966	87	879	40 years
Other	28,353	—	28,353	—

Total	$1,844,020	$207,942	$1,636,078

Amortization expense amounted to $27,314, $107,245, $32,894 and $167,707 for the three months ended March 31, 2004, and the years ended December 31, 2003 and 2002, and since inception, respectively.

Amortization costs for the next five years are expected to be approximately $117,000 per year.

15.	Continuing Operations

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realizations of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company had losses of $326,364, $1,020,152, $621,619, and $2,157,280 for the three months ended March 31, 2004, the years ended December 31, 2003 and 2002 and inception to date, respectively. This factor, among others, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. Management realizes the Company must reach profitable operations and generate additional funds in order to continue as a going concern. Since year-end, $747,600 in additional capital has been raised to fund its operations and as part of the reorganization with Atmospheric Glow Technologies, LLC. The Company expects that additional capital will be raised through private placement offerings.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.

Not applicable.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and the Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures as of June 1, 2004. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures as of June 1, 2004 were effective in timely alerting him to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.

Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting or in other factors identified in connection with the evaluation described above that occurred during the fiscal quarter ended March 31, 2004 or subsequent to June 1, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following are the executive officers and directors of Tice. Brief descriptions of their experience follow.

Name	Position
Thomas W. Reddoch	Chairman, Chief Executive Officer, Director
Kimberly Kelly-Wintenberg	President, Chief Operating Officer, Director
Sharon L. Draper	Chief Accounting Officer, Vice President for Finance, Secretary
David J. DeCrane	Director
Michael W. Howard	Director
Patrick L. Martin	Director

Thomas W. Reddoch, Ph.D., age 58, is Chairman, CEO, and a director of AGT. He was elected a director of Tice Technology, Inc. in December 2001. Mr. Reddoch was CEO and President of Container Technologies, Inc. in Helenwood, Tennessee where he held this position from December 1999 through February 2003. Mr. Reddoch previously served as President of Format Industries, Inc., Knoxville T. from 1996 to 1999, was a management consultant from 1994 to 1996 and was a founder and Executive Vice President of Electrotek, Concepts, Inc. from 1984 to 1994. Mr. Reddoch received his B.S. in Electrical Engineering in 1967 and his M.S. in Electrical Engineering in 1969 from Lamar University in Beaumont, Texas and a Ph.D. in Electrical Engineering from Louisiana State University in Baton Rouge, Louisiana in 1973. Mr. Reddoch also serves as a Governor and Chairman for Atmospheric Plasma Holdings, LLC in Knoxville, Tennessee and is the President and member of the Board of Directors of Tennessee Center for Research and Development in Knoxville, Tennessee.

Kimberly Kelly-Wintenberg, Ph.D.,age 43, is President, COO, and a director of AGT. Dr. Wintenberg is the principle founder, a Governor and the Chief Manager of Atmospheric Plasma Holdings, LLC (APH). Since January 2000, she had served as Chief Executive Officer and President APH. Prior to that from August 1993 through December 1999, she was an Instructor, Senior Research Associate and Research Assistant Professor at the University of Tennessee in Knoxville, Tennessee. She received her B.S. in Microbiology from East Tennessee State University in 1983 and her Ph.D. in Microbiology from the University of Tennessee in 1991.

Sharon L. Draper, age 48, was elected Chief Accounting Officer in October 2002 and continues that role. From June 2000 to December 2000, Ms. Draper was Chief Financial Officer for LandOak Company, LLC, and the predecessor company to LandOak. From August 1994 to June 2003, Ms. Draper was a Managing Partner for Venture Alliance, LLC, a Knoxville, TN based venture development firm. Ms.Draper is the Vice President and CFO of Container Technologies Industries, LLC since December 1999. Ms. Draper received a B.S. in Business Administration from the University of Tennessee in 1978.

David J. DeCrane, age 66, recently has been a consultant for American Share Insurance, Inc. (“ASI”) where he served as the CEO of the United Telephone, a credit union that is under ASI conservatorship. This follows a distinguished career in the credit union industry where he served as CEO/President of The Telephone Credit Union, Inc. (“TCU”) in Cleveland, Ohio for eighteen years from1984 to 2002 before retiring. TCU serves over 22,000 members in all fifty states with assets valued in excess of $89M and provides services to such companies as SBC/Ameritech, ATT, Lucent, Roadway Express, and FEDEX. Mr. DeCrane was previously employed by Union Commerce and Huntington Banks in various executive positions for over ten years. In addition, he was President and Co-Founder of Computer Systems Co. for ten years, a firm designed to provide to the information industry management and consulting services, software, and computer hardware for financial, manufacturing, retail, and other organizations.

Mr. DeCrane’s field of study was Business Administration and Finance with Computer Science and he attended the University of Nebraska 1956-1958 and Cleveland State University/John Carroll from 1959-1961.

Michael A. Howard, age 45, is CEO and President of EPRI-PEAC Corporation, Knoxville, Tennessee and has held that position since 1999. EPRI-PEAC is a provider of high-value, proactive solutions to enhance the reliability and quality of electric power for the utility industry that depends on digital-quality power for global commerce. Dr. Howard has over 22 years of increasing levels of responsibility with technology companies ranging from entrepreneurial start-ups to large public companies. He has held a variety of management positions in general management, finance, sales and marketing, research and development, and operations. Dr. Howard began his career at Westinghouse Electric Corporation in 1980 as a participant in their three-year executive management training program. In 1985, he joined a start-up technology company that was partially funded by Westinghouse and later sold to Westinghouse in 1990. In 1990, the formed a technology products company which he sold in 1992. Before joining EPRI-PEAC in 1997, he was President of a venture capital firm from 1993 to 1997 and evaluated hundreds of early-stage technology investment opportunities resulting in a dozen investments and a 25% compounded return to investors. He is a director and is Secretary of the Tennessee Center for Research and Development, Knoxville, TN. He received his B.S. in Electrical Engineering from the University of Tennessee 1980; his M.S. in Business and Engineering Management from the University of Pittsburg 1983; and his Ph.D .in Engineering Science form the University of Tennessee 1996.

Patrick L. Martin, age 51, Mr Martin is a director and serves as the chief fund raiser for AGT. Mr. Martin was elected a director of Tice Technology, Inc. in May 1999. Since August of 1981, Mr. Martin has been employed by The Lanrick Group, Inc. in Knoxville, Tennessee where he provides financial planning and services. Mr. Martin has owner of numerous businesses. Mr. Martin received a B.A. in Business Administration from the University of Tennessee in Knoxville in 1974 and a Masters in Financial Planning from The College of Financial Planning in Denver, Colorado in 1995.

Committees of the Board of Directors and Nominations

AGT does not currently have an audit or compensation committee. The full board performs these functions. Its Board of Directors does not have any committees. AGT is a small company with a small board, currently five members. At present, the Board does not believe that there is a sufficient number of directors to justify breaking the Board down into committees. AGT’s Board of Directors does not have an audit committee financial expert. As stated above, it is a small company and has not been able to secure the services of one. The Board of Directors has not at this time adopted a Code of Ethics, but the newly elected Board expects to address this issue at upcoming meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires AGT’s directors, officers and persons who beneficially own more than ten percent of the Common Shares (each, a “Reporting Person”) to file reports of ownership and changes of ownership with the SEC. Copies of all filed reports are required to be furnished to the issuer pursuant to the Exchange Act. Based solely upon a review of the forms and amendments thereto furnished to AGT during the fiscal year ended March 31, 2004, we believe that each Reporting Person complied with all applicable filing requirements during such fiscal year, except that during the fiscal year ended March 31, 2004; Atmospheric Plasma Holding, LLC, Thomas W. Reddoch, Kimberly Kelly-Wintenberg, Suzanne L. South and Daniel M. Sherman made late filings with respect to the amount of the shares and options received by APH in connection with the acquisition of its assets by AGT; Thomas W. Reddoch, Kimberly Kelly-Wintenberg, Suzanne L. South and Daniel M. Sherman made late filings with respect to their receipt of options to purchase AGT Common Shares in connection with their employment agreements, and Michael A. Atkins, David J. DeCrane, Michael W. Howard and Patrick L. Martin each made a late filing with respect to one transaction.

Item	10. Executive Compensation.

Effective on March 1, 2004, AGT entered into employment agreements with Thomas W. Reddoch to serve as its Chairman of the Board and Chief Executive Officer and Kimberly Kelly-Wintenberg as President and Chief Operating Officer. Both agreements are for a term beginning March 1, 2004 and ending February 28, 2007. The agreements may be earlier terminated in the event of the death, permanent disability or, upon sixty-days notice, the gross misconduct, material dishonesty or felony conviction of the employee.

Compensation under Mr.Reddoch’s agreement, in addition to benefits commensurate to those provided to other key employees, reimbursement of certain expenses is a base salary of $150,000 (subject to annual reviews and increases by the Board of Directors). Beginning March 1, 2004, he receives an annual bonus of $20,000 paid in monthly stipends. His performance bonus will be determined by the Compensation Committee of the company.

In addition to the compensation described above, Mr. Reddoch received incentive stock options to purchase up to 4 million Common Shares at $0.11. The options are exercisable for ten years from the date they vest.

Compensation under Ms. Kelly-Wintenberg’s agreement in addition to benefits commensurate to those provided to other key employees, reimbursement of certain expenses is a base salary of $130,000 (subject to annual reviews and increases by the Board of Directors). Beginning March 1, 2004, she receives an annual car bonus of $15,000 for a period of three years. Her performance bonus will be determined by the Compensation Committee of the company.

In addition to the compensation described above, Ms. Wintenberg received incentive stock options to purchase up to 250,000 Common Shares at $0.11. The options are exercisable within three years period beginning March 1, 2004.

Effective on May 1, 1999, AGT entered into an employment agreement with Charles R. West, the previous President and Chief Executive Officer of AGT. The agreement was for a term beginning May 1, 1999 and ending April 30, 2002 with automatic one-year renewal terms unless terminated on three-months notice by either party after the initial term. The agreements may be earlier terminated in the event of the death, permanent disability or, upon sixty-days notice, the gross misconduct, material dishonesty or felony conviction of the employee. The employment agreement with Mr. West was automatically renewed for an additional one-year terms ending April 30, 2003 and April 30, 2004 and Mr. West left employment with the Company on March 5, 2004 .

Compensation under Mr. West’s agreement, in addition to benefits commensurate to those provided to other key employees, reimbursement of certain expenses and provision of an automobile or automobile allowance, was a base salary of $150,000 (subject to annual reviews and increases by the Board of Directors) and, beginning in the fiscal year ending March 31, 2001, a target bonus of up to 50% of base salary payable in accordance with achievement of annual goals and objectives set by the Board of Directors. The agreement also provided that if the employee is terminated without cause, he will be entitled to receive severance pay equal to one year of his then current base salary plus the target bonus of 50% of base pay, payable in a lump sum within fifteen days of termination. Benefits and perquisites continue for one year after termination without cause.

In addition to the compensation described above, Mr. West received incentive stock options to purchase up to 690,071 Common Shares. One-third of the options vested on the first anniversary of employment and have an exercise price of $1.00 per share, one-third vested on the second anniversary with an exercise price of $3.50 per share and the remainder vested on the third anniversary with an exercise price of $7.00 per share. The options are exercisable for five years from the date they vest.

The following table sets forth the compensation of the current Chairman and Chief Executive Officer, Mr. Reddoch, the current President and Chief Operating Officer, Ms. Kelly-Wintenberg, and the former President and Chief Executive Officer, Mr. West, for the fiscal years ended March 31, 2004, 2003 and 2002:

Summary Compensation Table

Annual Compensation

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)	Other Annual Compensation ($)(2)
Thomas W. Reddoch, Chairman, Chief Executive Officer	2004	8,654	-0-	440
Kimberly Kelly-Wintenberg, President, Chief Operating Officer	2004	9,904	-0-	369
Charles R. West, former President, Chief Executive Officer	2004 2003 2002	77,893 150,000 150,000	-0- -0- -0-	8,918 12,000 18,522

(1)	Mr. Reddoch and Ms. Wintenberg became officers and employees of AGT effective February 29, 2004 and the compensation listed reflects only the compensation received for a one month period. Metrik Corporation, a consulting firm owned by Mr. Reddoch, billed (prior to Mr. Reddoch’s employment by AGT) AGT for consulting services provided in fiscal years 2004 and 2003 $88,560 and $43,233, respectively. AGT still owes Metrik Corporation $88,560. In addition, Mr. Reddoch received $106,302 from APH in fiscal year 2004 for consulting services provided. Mr. West’s salary for fiscal year 2004 reflects the salary he received from April 1, 2003 to March 5, 2004 when he ceased employment with AGT.

(2)	Other annual compensation for Mr. Reddoch includes $279 in health insurance premiums and $161 for cell phone services. Other annual compensation for Ms. Kelly-Wintenberg includes $128 in health insurance premiums and $241 for cell phone services Other annual compensation includes for Mr. West an automobile allowance ($6,000 for fiscal year 2004 and $12,000 for fiscal years 2003 and 2002 of which $5,000 and $12,000, respectively, were accrued but not paid in fiscal years 2003 and 2002), health insurance premiums ($2,918 for fiscal year 2004, none for fiscal year 2003 and $5,207 for fiscal year 2002) and 401(k) Plan company matching contributions (none for fiscal years 2004 and 2003 and $1,315 for fiscal year 2002) which were based on the same percentage of employer matching contribution available to other employees. Not included in compensation disclosed above, Mr. West earned interest of $147 and $4,087 on loans to AGT (notes payable to related parties) during fiscal year 2002.

Option/SAR Grants in Last Fiscal Year

Individual Grants

Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARS Granted to Employees in Fiscal Year	Exercise of Base Price ($/Sh)	Expiration Date
Thomas W. Reddoch	4,000,000	80%	0.11	3/1/14
Kimberly Kelly-Wintenberg	250,000	5%	0.11	*

*	expires upon termination of employment

Item	11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of stock of AGT by management and 5% or greater shareholders as of June 1, 2004. A person is considered a beneficial owner of securities if such person, directly or indirectly, has voting power or investment power over the securities.

Name and Address	Title of Class	Total Number of Securities Owned Beneficially	Percent of Class (1)

Michael A. Atkins (1) 2001 Sand Street Knoxville, TN	Common Shares	29,797,109	13%

Patrick L. Martin (2) 30 Rivendell Knoxville, TN	Common Shares Class B Common Shares	39,475,190 250,000	16 33	% %

Atmospheric Plasma Holdings, LLC (3) 924 Corridor Park Blvd Knoxville, TN 37932	Common Shares Class B Common Shares	89,320,265 500,000	40 67	% %

Kimberly Kelly-Wintenberg (4) 1521 N. Monticello Drive Knoxville, TN	Common Shares Class B Common Shares	89,570,265 500,000	40 67	% %

Daniel M. Sherman (5) UT Box 16035 Knoxville, TN	Common Shares Class B Common	89,570,265 500,000	40 67	% %

Suzanne L. South (6) 411 Second Street Seymour, TN	Common Shares Class B Common	89,570,265 500,000	40 67	% %

Thomas W. Reddoch (7) 5329 Hickory Hollow Road Knoxville, TN	Common Shares Class B Common Shares	93,320,265 500,000	41 67	% %

David J. DeCrane 3525 Archwood Drive Rocky River, OH	Common Shares	90,000	*

Michael W. Howard 8921 Legends Lake Knoxville, TN	Common Shares	50,000	*

Directors and Officers As a Group (8)	Common Shares Class B Common Shares	133,185,455 750,000	54 100	% %

*	less than 1%
1.	The number of Common Shares listed for Mr. Atkins includes 6,433,117 Common Shares owned by his wife, Sherry Len Turner; 500,000 Common Shares owned by R & R Family Trust of which Mr. Atkins and his wife are trustees; 8,000,000 Common Shares owned by TLC Rental and Leasing, LLC (formerly The LandOak Company, LLC) in which Mr. Atkins holds a 50% membership interest; 5,000,000 Common Shares owned by AMBG Holdings, LLC (formerly MidSouth Sign Company, LLC) in which Mr. Atkins holds a 25% membership interest.
2.	Mr. Martin is a director of AGT. The number of Common Shares listed for Mr. Martin includes 1,000,000 Common Shares owned by his wife, Deborah N. Martin; 8,000,000 Common

Shares owned by TLC Rental and Leasing, LLC (formerly The LandOak Company, LLC), in which Mr. Martin holds a 50% membership interest; 5,000,000 Common Shares owned by AMBG Holdings, LLC (formerly MidSouth Sign Company, LLC), in which Mr. Martin holds a 25% membership interest; 250,000 Common Shares that he would receive if he converted his Class B Common Shares to Common Shares; and 7,142,857 Common Shares that Mr. Martin would receive if he exercised his options.

3.	The number of Common Shares listed for APH includes 500,000 Common Shares that it would receive if it converted its Class B Common Shares to Common Shares; and 1,363,636 Common Shares that it would receive if it exercised its options.
4.	Ms. Kelly-Wintenberg is President, Chief Operating Officer and a director of AGT as well as the Chief Manager, a Governor and an owner of voting interests in APH. The number of Common Shares listed for Ms. Wintenberg includes the Common Shares beneficially owned by APH; and 250,000 Common Shares that she would receive if she exercised her options.
5.	Mr. Sherman is an employee is AGT and a Governor and an owner of voting interests in APH. The number of Common Shares listed for Mr. Sherman includes the Common Shares beneficially owned by APH; and 250,000 Common Shares that he would receive if he exercised his options.
6.	Ms. South is an employee of AGT and a Governor and an owner of voting interests in APH. The number of Common Shares listed for Ms. South includes the Common Shares beneficially owned by APH; and 250,000 Common Shares that she would receive if she exercised her options.
7.	Mr. Reddoch is Chairman and Chief Executive Officer and a director of AGT as well as the Chairman of APH, a Governor and an owner of nonvoting interests in APH. The number of Common Shares listed for Mr. Reddoch includes the Common Shares beneficially owned by APH; and 4,000,000 Common Shares that he would receive if he exercised his options.
8.	The number of Common Shares listed for the directors and officers include all of the Common Shares beneficially owned by APH (through Ms. Wintenberg and Mr. Reddoch); the 4,000,000 Common Shares Mr. Reddoch would receive if he exercised his options; the 250,000 Ms. Kelly-Wintenberg would receive if she exercised her options; and the following shares beneficially owned by Mr. Martin: 1,000,000 owned by Mr. Martin’s wife, Deborah N. Martin; 8,000,000 Common Shares owned by TLC Rental and Leasing, LLC (formerly The LandOak Company, LLC), in which Mr. Martin holds a 50% membership interest; 5,000,000 Common Shares owned by AMBG Holdings, LLC (formerly MidSouth Sign Company, LLC), in which Mr. Martin holds a 25% membership interest; 250,000 Common Shares that he would receive if he converted his Class B Common Shares to Common Shares; and 7,142,857 Common Shares that Mr. Martin would receive if he exercised his options.

Voting Agreement

APH and Patrick L. Martin (a director and shareholder of AGT) have entered into a Voting Agreement. Under the Voting Agreement, until March 1, 2007, Mr. Martin and APH agree to vote their Class B Common Shares to cause to be elected to the Board of Directors of AGT the following number of designees of each of Mr. Martin and APH, depending upon the number of directors serving on the Board of Directors of AGT and the number of directors which the holders of Class B Common Shares are entitled to elect under the Certificate of Incorporation of AGT:

Number of Directors To Be Elected	Number of Directors To Be Elected by Class B Common Shares	Number of Directors To Be Designated By APH	Number of Directors To Be Designated By Mr. Martin
8 or 9	6	5	1
7	5	4	1
6	4	3	1
4 or 5	3	2	1

In addition, APH agrees that, during the three year period two of their designees will be Kimberly Kelly-Wintenberg and Thomas W. Reddoch so long as such persons are willing and able to serve as directors.

After March 1, 2007, Mr. Martin and APH agreed to vote their Class B Common Shares to cause to be elected to the Board of Directors of AGT the following number of designees of each of Mr. Martin and APH, depending upon the number of directors serving on the Board of Directors of AGT and the number of directors which the holders of Class B Common Shares are entitled to elect under the Certificate of Incorporation of AGT:

Number of Directors To Be Elected	Number of Directors To Be Elected by Class B Common Shares	Number of Directors To Be Designated By APH	Number of Directors To Be Designated By Mr. Martin
8 or 9	6	4	2
7	5	3	2
6	4	3	1
4 or 5	3	2	1

Item	12. Certain Relationships and Related Transactions

Management believes that all of the transactions listed below are at least as fair as a similar transaction with an unaffiliated third party would have been.

Upon consummation of the acquisition of the assets of APH, Patrick L. Martin, a director and shareholder of AGT, received options to acquire 7,142,857 AGT Common Shares for $500,000 ($0.07 per share) for three years following the closing of the acquisition. As part of the acquisition, APH required that it receive 500,000 Class B Common Shares and that the current sole Class B shareholder, Mr.

Martin, convert two-thirds of his Class B Common Shares to Common Shares at which point APH would be able to elect 75% of the directors of AGT. The Company believed that the transaction with APH should be consummated and issued these option to induce Mr. Martin to convert 500,000 Class B Common Shares to Common Shares which has happened. The estimated fair value of the options is $214,286. LandOak Securities, LLC, a Tennessee limited liability company, owned 75% by Pat Martin and 25% by Mike Atkins received a 6% commission on the amount raised in the recently completed private placements as placement agent for the offerings.

In March 2002, Mr. Martin and Mr. Atkins agreed to loan the Company $1,300,000 as part of the Company’s negotiations with LandOak’s senior lender. The proceeds of this loan was used to retire indebtedness with the lender. The notes bore interest at 6% per annum, and were converted into 18,571,429 AGT Common Shares at a rate of $.07 per Common Share.

During fiscal year 2003, AGT sold the NSA division of MidSouth Sign Company, Inc., a former subsidiary of AGT, to National Survey Associates, Inc., a Tennessee corporation owned by Charles West, then President of the Company, and an unrelated person. The consideration was forgiveness of approximately $278,000 owed by MidSouth to the purchaser’s owners and the purchaser’s assumption of the liabilities of $663,644 related to the NSA division. Pat Martin, a director of AGT, and David Camp, the Company’s Chief Financial Officer at the time, negotiated the transaction on behalf of the Company as it involved a purchase by the existing President of the Company. MidSouth agreed not to compete with the purchaser in the area of national signage surveys and not to solicit customers listed in the agreement for twenty-four months following the closing. In consideration of the agreement, the purchaser agreed to pay MidSouth a fee of 5% of receipts from the customers listed on the exhibit. MidSouth also agreed not to offer employment to NSA employees for twelve months.

Mr. Reddoch, who currently is Chairman and Chief Executive Officer and a director of AGT is a governor of APH which transferred its assets to AGT in exchange for AGT Common Shares and other consideration which is described in more detail elsewhere herein. Mr. Reddoch was the President of Tennessee Center for Research and Development (“TCRD”) until August 2002 and continues to serve as a director. TCRD is a 16% owner of APH and loaned $250,000 to APH. The loan was converted to AGT Common Shares at a rate of $0.07 per share. During fiscal 2003, the Company retained Mr. Reddoch to provide acquisition and operational consulting services. The Company recognized $99,426 of cost for Mr. Reddoch’s services of which $26,900 was accrued but unpaid at March 31, 2003.

During fiscal year 2003, Sherry Len Turner, Michael A. Atkin’s wife, loaned the Company $580,000 at an interest rate of 6% per annum with principal and interest being paid by pledging the royalties obtained from licensing of the commercial sewing patents obtained through the reverse acquisition. The note is secured by a personal guarantee by Patrick L. Martin.

APH, as well as one of AGT’s directors Patrick L. Martin and Michael A. Atkins will receive piggyback registration rights for twelve months beginning after the end of the twelve month restriction on sale which was part of the Transfer Agreement between AGT and APH.

Item	13. Exhibits and Reports on Firm 8-K.

(a) Exhibits

	Exhibit Table Number	Page Number
I. Articles of Incorporation and Bylaws	3
(i) Certificate of Incorporation of Tice Technology, Inc.		±
(ii) Bylaws of Tice Technology, Inc.		±
(iii) Certificate of Amendment to Certificate of Incorporation of Tice Technology, Inc.
II. Instruments Defining Rights of Security Holders	4
(i) Registration Rights Agreement Giving Purchasers under the Private Placement Closed on June 25, 1999 Certain Demand and Piggyback Registration Rights		#
(ii) Incentive Stock Option Plan and Agreement Between Charles R. West and Tice Technology, Inc.		#
III. Voting Trust Agreement and Amendments	9
(i) Voting Agreement between Atmospheric Plasma Holdings, LLC (formerly Atmospheric Glow Technologies, LLC) and Patrick L. Martin		48
IV. Material Contracts	10
(i) Employment Agreement - Thomas W. Reddoch		51
(ii) Employment Agreement - Kimberly Kelly-Wintenberg		63
(iii) Award/Contract between Atmospheric Glow Technologies and the U.S. Army Research Office		75
V. Subsidiaries of the Small Business Issuer	21	84
VI. Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	31	85
(i) Certifications – Chief Executive Officer, Thomas W. Reddoch		87
(ii) Certifications – Chief Accounting Officer, Sharon L. Draper
VII. Certification pursuant to 18 U.S.C. Section 1350	32	89
(i) Certification –Chief Executive Officer, Thomas W. Reddoch
(ii) Certification –Chief Accounting Officer, Sharon L. Draper		90

*	Previously filed as an exhibit to Form 10-KSB for the year ended March 31, 2002.

±	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Tice Technology, Inc. that became effective August 1, 1997.
#	Previously filed as an exhibit to Form 10-K for the year ended March 31, 2000.
x	Previously filed as an exhibit to Form 10-QSB for the quarter ended September 30, 2003.
(b)	The registrant filed a Form 8-K reflecting the transfer of substantially all of the assets of APH to AGT on March 19, 2004 and filed a Form 8-K/A with the financial statements of APH on May 21, 2004.

Item	14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered for the audit of AGT’s annual financial statements for the 2004 and 2003 fiscal years and the review of the financial statements included in AGT’s Forms 10-QSB for such fiscal years by Coulter & Justus, P.C. were $54,549 and $93,000, respectively.

Audit - Related Fees

During fiscal year 2004 and 2003, AGT paid Coulter & Justus, P.C. $19,684 and $11,545 for audit related fees which were for services in connection with the preparation of AGT’s Proxy Statement.

Tax Fees

In fiscal years 2004 and 2003, AGT paid Coulter & Justus, P.C. $6,517 and $19,257, respectively, in fees for tax advice and planning services.

All Other Fees

AGT did not pay Coulter & Justus, P.C.any other fees in fiscal years 2004 and 2003.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atmospheric Glow Technologies, Inc.

By:	/s/ Thomas W. Reddoch on June 29, 2004
Thomas W. Reddoch, Chairman, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas W. Reddoch on June 29, 2004
Thomas W. Reddoch, Chairman, Chief Executive Officer, Director

/s/ Kimberly Kelly-Wintenberg on June 29, 2004
Kimberly Kelly-Wintenberg, President, Director

/s/ Sharon L. Draper on June 29, 2004
Sharon L. Draper, Chief Accounting Officer

/s/ Patrick L. Martin on June 29, 2004
Patrick L. Martin, Director

/s/ David J. DeCrane on June 29, 2004
David J. DeCrane, Director