Form 10QSB
period 2004-06-30
ATMOSPHERIC GLOW TECHNOLOGIES INC
filed 2004-08-13
CIK 1020676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission File Number 333-11591

Atmospheric Glow Technologies, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	62-1647888
(State of incorporation)	(IRS Employer Identification Number)

924 Corridor Park Boulevard

Knoxville, Tennessee 37932

(Address of principal executive offices)

(865) 777-3776

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of each of the registrant’s classes of common stock on August 8, 2004 was 222,402,488 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

Exhibit Index at page 13.

PART I - FINANCIAL INFORMATION

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Balance Sheets

	June 30, 2004	March 31, 2004 (1)
	(unaudited)
Assets
Cash and cash equivalents	$167,083	$301,926
Receivables	466,174	260,963
Prepaid expenses	63,581	11,314

Total current assets	696,838	574,203

Property and equipment, less accumulated depreciation	576,126	578,699
Intangible assets, less accumulated amortization	1,617,079	1,636,078
Deposits	10,949	10,949

Total assets	$2,900,992	$2,799,929

Liabilities and Stockholders’ Equity
Note payable to related parties	$549,431	$549,431
Note payable	57,500	300,000
Current portion of capital leases	23,422	22,918
Accounts payable	411,396	423,045
Accrued expenses	282,065	528,068

Total current liabilities	1,323,814	1,823,462

Deferred compensation	22,500	30,000
Capital leases, less current portion	15,987	22,048

Total liabilities	1,362,301	1,875,510

Stockholders’ equity	1,538,691	924,419

Total liabilities and stockholders’ equity	$2,900,992	$2,799,929

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

(1)	The March 31, 2001 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	May 1, 2000 (Inception) to June 30, 2004
	(unaudited)	(unaudited)	(unaudited)
Operating revenues:
Contract revenues earned	$491,588	$158,476	$2,520,273
Other revenues	3	73	73,473

Total operating revenues	491,591	158,549	2,593,746

Operating expenses:

Payroll and related costs	514,948	151,340	2,354,363
Laboratory expenses	189,465	58,617	1,176,833
General and administrative expenses	275,802	118,735	1,708,454

Total operating expenses	988,215	328,692	5,239,650

Net loss	$(488,624)	$(170,143)	$(2,645,904)

Loss per share (basic and diluted):	$(0.00)	$(0.00)	$(0.01)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Statement of Stockholders’ Equity

From May 1, 2000 (Inception) to June 30, 2004 (unaudited)

	Previous Shares	Previous Share Amount	Common Shares	Common Amount	Class B Common Shares	Class B Common Amount	Stock Under Option	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Shares issued October 20, 2000	101,101	$116,020	—	$—	—	$—	$—			$116,020
Non-member contribution								$34,730		34,730
Net loss									$(99,937)	(99,937)

Balance at December 31, 2000	101,101	116,020					—	34,730	(99,937)	50,813

Shares issued
Additional amounts received for shares previously issued		4,700								4,700
Shares redeemed	(11,200)	(13,000)								(13,000)
Net loss									(89,208)	(89,208)

Balance at December 31, 2001	89,901	107,720	—	—	—	—	—	34,730	(189,145)	(46,695)

Shares issued	9,877	168,235								168,235
Net loss									(621,619)	(621,619)

Balance at December 31, 2002	99,778	275,955	—	—	—	—	—	34,730	(810,764)	(500,079)

Net loss									(1,020,152)	(1,020,152)

Balance at December 31, 2003	99,778	275,955	—	—	—	—	—	34,730	(1,830,916)	(1,520,231)

Recapitalization of company resulting from reverse merger	(99,778)	(275,955)	210,828,848	2,108,288	750,000	7,500		705,681		2,545,514
Common stock issued			2,050,000	20,500				205,000		225,500
Net loss									(326,364)	(326,364)

Balance at March 31, 2004	—	—	212,878,848	2,128,788	750,000	7,500	—	945,411	(2,157,280)	924,419

Common stock issued			9,523,640	95,236				889,478		984,714
Stock based compensation							118,182			118,182
Net loss									(488,624)	(488,624)

Balance at June 30, 2004	—	$—	222,402,488	$2,224,024	750,000	$7,500	$118,182	$1,834,889	$(2,645,904)	$1,538,691

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Statements of Cash Flows

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	May 1, 2000 (Inception) to June 30, 2004
	(unaudited)	(unaudited)	(unaudited)
Net cash used in operating activities	$(838,758)	$(144,523)	$(2,594,515)

Investing activities
Additions to intangible assets	(9,322)	(11,180)	(1,618,640)
Purchase of property and equipment	(23,420)	(21,577)	(670,241)

Net cash used in investing activities	(32,742)	(32,757)	(2,288,881)

Finance activities
Proceeds from short term notes	57,500	170,000	3,879,000
Repayments of short term notes	(300,000)	—	(309,000)
Cash acquired in reverse merger	—	—	53,017
Proceeds from issuance of common stock	984,714	—	1,210,214
Proceeds from issuance of members’ equity	—	—	217,720
Redemption of members’ interest	—	—	(13,000)
Increase in minority interest	—	—	43,058
Principal payments on capital lease obligations	(5,557)	(5,167)	(30,530)

Net cash provided by financing activities	736,657	164,833	5,050,479

Net (decrease) increase in cash and cash equivalents	(134,843)	(12,447)	167,083

Cash and cash equivalents at beginning of period	301,926	49,628	—

Cash and cash equivalents at end of period	$167,083	$37,181	$167,083

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,482	$1,888	$14,410
Members’ equity in exchange for rent	—	—	4,500
Equipment contributed by non-members	—	—	34,730
Equipment acquired with capital lease	—	—	69,939
Furniture acquired with note payable	—	—	11,600
Note payable paid with equity	—	—	36,600
Minority interest in subsidiary acquired with equity	—	—	27,310
Debt satisfied with stock			2,960,495
Net assets obtained in reverse merger	—	—	151,749
Net liabilities assumed in reverse merger	—	—	597,321

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Summary of Significant Accounting Policies and Other Disclosures

General Information - Atmospheric Glow Technologies, Inc. and subsidiary conduct research and development activities to develop commercial applications for the One Atmosphere Uniform Glow Discharge Plasma, a process of non-thermal, atmospheric pressure processing for use in areas such as sterilization, decontamination, surface cleaning and etching.

Condensed Consolidated Financial Statements - The accompanying condensed consolidated financial statements include the accounts of Atmospheric Glow Technologies, Inc. and its wholly owned subsidiary, Tice Engineering and Sales, Inc. The consolidation of these entities is collectively referred to as the “Company” or “AGT.” All significant intercompany balances and transactions have been eliminated.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended March 31, 2005.

The balance sheet at March 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as of and for the period ended March 31, 2004.

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

Accounting for Stock-Based Compensation - As permitted by SFAS 148 and 123, the Company has chosen to apply the intrinsic value method provided for by APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based compensation awarded to employees.

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

1.	Summary of Significant Accounting Policies and Other Disclosures (continued)

On April 26, 2004, the Company granted options to purchase 909,091 shares of Common Stock at $0.11 per share to an employee and recognized $118,182 in compensation expense related to these options.

Had compensation expense for the Company’s plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts as follows:

	Three months ended June 30,		May 1, 2000 (Inception) to June 30, 2004
	2004	2003
Basic and diluted:

Net loss, as reported	$(488,624)	$(170,143)	$(2,708,790)
Stock based compensation, net of tax	8,182	—	8,182

Net loss, pro forma	$(496,806)	$(170,143)	$(2,716,972)

Loss per share:
Basic and diluted, as reported	$(0.00)	$(0.00)	$(0.01)

Basic and diluted, pro forma	$(0.00)	$(0.00)	$(0.01)

Subsequent to June 30, 2004, the Company granted options to purchase 909,091 shares of Common Stock at $0.11 per share to an officer of the Company.

2.	Note Payable

During the quarter ended June 30, 2004, the Company retired a $300,000 note payable with proceeds from several stockholders who exercised options to purchase 2,727,273 Common Shares of the Company at $0.11 per share. The options were originally granted in return for the option holders’ guarantee of the $300,000 note payable. The Company also financed certain insurance premiums through the issuance of a $57,500 note payable in nine monthly installments bearing interest at 7.9%.

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

3.	Loss Per Share

Basic earnings (loss) per share assumes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock warrants, using the treasury stock method of computing such effects and contingent shares, or conversion of convertible debt. As a result of the Company’s net losses, the effect of potentially dilutive outstanding stock options of 14,440,584 shares had an antidilutive effect. Basic and diluted loss per share are the same for all classes of the Company’s common stock (thus they are not presented separately) because they have non-cumulative dividend rights under the terms of the Certificate of Incorporation of which none were available for distribution.

Common stock equivalents not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock were 690,071 at June 30, 2004.

The following table sets forth the computation of basic loss per share for the three months ended June 30, 2004:

	Three months ended June 30,		May 1, 2000 (Inception) to June 30, 2004
	2004	2003
Loss:
Basic and diluted:
Loss available to common stockholders	$(488,624)	$(170,143)	$(2,708,790)

Shares:
Basic and diluted:
Weighted shares outstanding	219,277,260	219,277,260	219,277,290

Loss per share	$(0.00)	$(0.00)	$(0.01)

Weighted average Common Shares outstanding for the three-months ended June 30, 2003 and the period from May 1, 2000 (inception) to June 30, 2004, are retroactively computed to reflect the capital structure of the Company after the reverse merger.

4.	Continuing Operations

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company had losses of $488,624, $170,143, and $2,645,904 in the quarters ended June 30, 2004 and 2003 and inception to date, respectively. This factor, among others, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. Management realizes the Company must reach profitable operations and generate additional funds in order to continue as a going concern. The Company expects that up to $4,700,000 in additional capital will be raised to fund its operations through its private placement offering which began on July 26, 2004.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Atmospheric Glow Technologies, Inc. (collectively with subsidiary, “AGT” or the “Company”) acquired substantially all of the assets of Atmospheric Plasma Holdings, LLC (“APH”), formerly Atmospheric Glow Technologies, LLC in exchange for shares and options of AGT and other consideration effective February 29, 2004 in a transaction accounted for as a reverse acquisition. As such, AGT became the successor business of APH and reports its financial and business history. AGT’s business is as a science and engineering company focalized on realizing the commercial potential of atmospheric plasma technology.

As the successor business of APH, AGT is considered a development stage enterprise and is currently dependent upon capital raised mainly through private placements. Our net loss was $488,624 for the three months ended June 30, 2004 and we have had consecutive losses totaling $2,645,904 since inception of the business on May 1, 2000. Current revenues consist substantially of research and development contracts related to possible applications of the patented One Atmosphere Uniform Glow Discharge Plasma (OAUGDP™). Annualized revenues from these contracts have increased an average of 47% each of the last three years. Contract revenues contribute materially toward core development and to the building of infrastructure for the Company. However, as with other development stage enterprises in our industry, contract revenues do not cover all of our costs, specifically the additional personnel needed to advance the technology further toward the product stage. As such, annualized expenses have also increased at a rate similar to revenues.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

We incurred a net loss of $488,624 for the three months ended June 30, 2004, compared to a net loss of $170,143 for the three months ended June 30, 2003 for an increase in net loss of $318,481 or 187%. We increased revenues by 210% due to new contract awards and other contracts advancing into the Phase II or Phase III stage as successes had been made at lower contract stage levels. Overall, annualized operating expenses have increased 198% with the most significant increase being a 240% increase in payroll and related costs due in part to stock based compensation of $118,182 in the current quarter not present in the prior quarter. Other increases in expense are primarily due to the increased contract and development activity.

Inflation

Inflation has not had a significant impact on operations to date.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through equity fundraising. The Company needs substantial additional funding in the near future to develop and bring to a commercialization state the OAUGDP™ technology. While there is no guarantee we can obtain such future funding, we have been successful in our efforts thus far and expect that future offerings, along with contract revenues, will provide sufficient capital to continue through our next fiscal year. Failure to obtain new funding could have a material adverse effect on our liquidity.

We began a private placement offering on July 26, 2004 to raise up to $4,700,000 in additional capital to fund operations. Expenditures for next year, specifically payroll and related costs, are expected to increase with contract growth and newly implemented marketing efforts.

During the first quarter of fiscal 2005, we also received proceeds of $984,714 through the issuance of Common Shares and we retired a $300,000 note payable during the quarter. Other principal debt and capital lease payment requirements are less than $80,000. We do not expect any significant unfunded capital expenditures during the next year.

Special Considerations

This section captioned “Special Considerations” and other parts of this Quarterly Report on Form 10-QSB include certain forward-looking statements within the meaning of the federal securities laws. Actual results and the occurrence or timing of certain events could differ materially from those described in any of such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-QSB and previous reports of the Company. See “Other Factors Relating to Forward-Looking Statements” below.

Product Development. The key to future success will be our ability to develop and commercialize new applications using the OAUGDP™ technology and gain market acceptance of any products developed. There are no assurances that AGT can successfully develop or commercialize new applications of the OAUGDP™ technology.

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

There can be no assurance that we will be able to raise any additional funds on acceptable terms. If such financing is not available on satisfactory terms, we may be unable to expand our business or develop new customers as desired and our operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders.

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

•	the lack of working capital needed to further develop and apply the OAUGDP™ technology and management’s ability to find acceptable sources for such working capital;

•	the potential failure to successfully negotiate licensing agreements, or find strategic partners to further develop, or potential buyers for, the OAUGDP™ technology;

•	the shortage of qualified and competent engineers, scientists or biologists and the risk that we will be unable to retain key employees and managers;

•	dependence on start-up technologies and applications and the ability to continue to successfully obtain government contracts which are expected to generate most of our revenue for some time;

•	the unanticipated expense of new product development, the potential failure to complete new products on a timely and cost effective basis, and the failure of any such products to achieve substantial market acceptance;

•	the dependence on patents and the ability to protect proprietary products, the potential that existing patents or future patents obtained by us will not be enforceable, the risk that the products will infringe on patents held by others, and the risk that competitors will develop similar or functionally similar products; and

•	the potential adverse effect of competition, the potential failure to provide competitive timely designs of cost-effective solutions, products or services, and the potential adverse effect of technological change with which we are unable to keep pace.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and the Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures as of June 30, 2004. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2004 were effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting or in other factors identified in connection with the evaluation described above that occurred during the Company’s fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Changes in Securities

Effective June 30, 2004, AGT issued 2,727,273 Common Shares at a price of $0.11 per share ($300,000.03) upon the exercise of options to 16 accredited investors. The option holders had received the options in return for their guarantee of a $300,000 loan made by a bank to AGT. The proceeds received upon exercise of the options were used to pay off the bank loan and release the guarantees. The shares were issued privately under Section 4(2) of the Securities Act of 1933. LandOak Securities, LLC, a company owned by a director and shareholder of AGT, acted as placement agent, obtained the guarantees and received a 6% commission on the exercise price of the options.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits Index

	Exhibit Table Number	Page Number
I. Articles of Incorporation and Bylaws	3

(i) Certificate of Incorporation of Tice Technology, Inc.		±

(ii) Bylaws of Tice Technology, Inc.		±

(iii) Certificate of Amendment to Certificate of Incorporation of Tice Technology, Inc. (now Atmospheric Glow Technologies, Inc.)		*

II. Instruments Defining Rights of Security Holders	4

(i) Registration Rights Agreement Giving Purchasers under the Private Placement Closed on June 25, 1999 Certain Demand and Piggyback Registration Rights		#

(ii) Incentive Stock Option Plan and Agreement Between Charles R. West and Tice Technology, Inc.		#

III. Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	31

(i) Certifications – Chief Executive Officer, Thomas W. Reddoch		16

(ii) Certifications – Chief Accounting Officer, Sharon L. Draper		18

IV. Certification pursuant to 18 U.S.C. Section 1350	32

(i) Certification – Chief Executive Officer, Thomas W. Reddoch and Chief Accounting Officer, Sharon L. Draper		20

*	Previously filed as an exhibit to Form 10-KSB for the year ended March 31, 2004.

±	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Tice Technology, Inc. that became effective August 1, 1997.
#	Previously filed as an exhibit to Form 10-K for the year ended March 31, 2000.

(b)	The registrant filed a Form 8-K/A with the financial statements of APH relating to the acquisition of the assets of APH on May 21, 2004. The related Form 8-K was filed on March 19, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atmospheric Glow Technologies, Inc.

By:	/s/ Thomas W. Reddoch
Thomas W. Reddoch, Chairman and Chief Executive Officer

Date: August 12, 2004

By:	/s/ Sharon L. Draper
Sharon L. Draper, Chief Accounting Officer

Date: August 12, 2004