Form 10QSB
period 2004-09-30
ATMOSPHERIC GLOW TECHNOLOGIES INC
filed 2004-11-15
CIK 1020676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Commission File Number 333-11591

Atmospheric Glow Technologies, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	62-1647888
(State of incorporation)	(IRS Employer Identification Number)

924 Corridor Park Boulevard

Knoxville, Tennessee 37932

(Address of principal executive offices)

(865) 777-3776

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of each of the registrant’s classes of common stock on November 12, 2004 was 222,902,488 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

Exhibit Index at page 14.

PART I - FINANCIAL INFORMATION

Page
Item 1. Financial Statements.

Condensed Consolidated Balance Sheets — As of September 30, 2004 and March 31, 2004	3

Condensed Consolidated Statements of Operations — For the Three and Six Months Ended September 30, 2004 and 2003, and May 1, 2000 (Inception) to September 30, 2004	4

Condensed Consolidated Statement of Changes in Stockholders’ Equity from May 1, 2000 (Inception) to September 30, 2004	5

Condensed Consolidated Statements of Cash Flows — For the Six Months Ended September 30, 2004 and 2003, and May 1, 2000 (Inception) to September 30, 2004	6

Notes to Condensed Consolidated Financial Statements	7

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Balance Sheets

	September 30, 2004	March 31, 2004 (1)
	(unaudited)
Assets
Cash and cash equivalents	$303,296	$301,926
Receivables	376,592	260,963
Prepaid expenses	45,054	11,314

Total current assets	724,942	574,203
Property and equipment, less accumulated depreciation	569,613	578,699
Intangible assets, less accumulated amortization	1,592,081	1,636,078
Deposits	10,949	10,949

Total assets	$2,897,585	$2,799,929

Liabilities and Stockholders’ Equity
Note payable to related parties	$549,431	$549,431
Note payable	330,968	300,000
Current portion of capital leases	23,939	22,918
Accounts payable	409,172	423,045
Accrued expenses	351,241	528,068

Total current liabilities	1,664,751	1,823,462
Deferred compensation	15,000	30,000
Capital leases, less current portion	9,791	22,048

Total liabilities	1,689,542	1,875,510
Stockholders’ equity	1,208,043	924,419

Total liabilities and stockholders’ equity	$2,897,585	$2,799,929

(1)	The March 31, 2004 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

See accompanying Notes to Condensed Consolidated Financial Statements.

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Six Months Ended September 30,		May 1, 2000 (Inception) to September 30, 2004
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating revenues:
Contract revenues earned		$239,604	$969,304	$398,080	$2,997,989
Other revenues	2	38	5	112	73,475

Total operating revenues	477,718	239,642	969,309	398,192	3,071,464

Operating expenses:

Payroll and related costs	652,212	167,032	1,167,160	318,371	3,006,575
Laboratory expenses	163,184	85,468	352,649	144,085	1,340,017
General and administrative expenses	283,197	165,577	558,999	284,314	1,991,651

Total operating expenses	1,098,593	418,077	2,078,808	746,770	6,338,243

Net loss	$(620,875)	$(178,435)	$(1,109,499)	$(348,578)	$(3,266,779)

Loss per share (basic and diluted):	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.01)

See accompanying Notes to Condensed Consolidated Financial Statements.

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Statement of Changes in Stockholders’ Equity

From May 1, 2000 (Inception) to September 30, 2004 (unaudited)

	Previous Shares	Previous Share Amount	Common Shares	Common Amount	Class B Common Shares	Class B Common Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Shares issued October 20, 2000	101,101	$116,020	—	$—	—	$—			$116,020
Non-member contribution							$34,730		34,730
Net loss								$(99,937)	(99,937)

Balance at December 31, 2000	101,101	116,020					34,730	(99,937)	50,813
Shares issued
Additional amounts received for shares previously issued		4,700							4,700
Shares redeemed	(11,200)	(13,000)							(13,000)
Net loss								(89,208)	(89,208)

Balance at December 31, 2001	89,901	107,720	—	—	—	—	34,730	(189,145)	(46,695)
Shares issued	9,877	168,235							168,235
Net loss								(621,619)	(621,619)

Balance at December 31, 2002	99,778	275,955	—	—	—	—	34,730	(810,764)	(500,079)
Net loss								(1,020,152)	(1,020,152)

Balance at December 31, 2003	99,778	275,955	—	—	—	—	34,730	(1,830,916)	(1,520,231)
Recapitalization of company resulting from reverse merger	(99,778)	(275,955)	210,828,848	2,108,288	750,000	7,500	705,681		2,545,514
Common stock issued			2,050,000	20,500			205,000		225,500
Net loss								(326,364)	(326,364)

Balance at March 31, 2004	—	—	212,878,848	2,128,788	750,000	7,500	945,411	(2,157,280)	924,419
Common stock issued			10,023,640	100,236			1,001,978		1,102,214
Stock based compensation							290,909		290,909
Net loss								(1,109,499)	(1,109,499)

Balance at September 30, 2004	—	$—	222,902,488	$2,229,024	750,000	$7,500	$2,238,298	$(3,266,779)	$1,208,043

See accompanying Notes to Condensed Consolidated Financial Statements.

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Statements of Cash Flows

	Six Months Ended September 30, 2004	Six Months Ended September 30, 2003	May 1, 2000 (Inception) to September 30, 2004
	(unaudited)	(unaudited)	(unaudited)
Net cash used in operating activities	$(1,354,676)	$(306,744)	$(3,110,433)

Investing activities
Additions to intangible assets	(12,645)	(12,407)	(1,621,963)
Purchase of property and equipment	(44,164)	(31,125)	(690,985)

Net cash used in investing activities	(56,809)	(43,532)	(2,312,948)

Finance activities
Proceeds from short term notes	357,500	397,995	4,179,000
Repayments of short term notes	(326,532)	—	(335,532)
Cash acquired in reverse merger	—	—	53,017
Proceeds from issuance of common stock	1,393,123	—	1,618,623
Proceeds from issuance of members’ equity	—	—	217,720
Redemption of members’ interest	—	—	(13,000)
Increase in minority interest	—	—	43,058
Principal payments on capital lease obligations	(11,236)	(10,375)	(36,209)

Net cash provided by financing activities	1,412,855	387,620	5,726,677

Net increase in cash and cash equivalents	1,370	37,344	303,296

Cash and cash equivalents at beginning of period	301,926	49,628	—

Cash and cash equivalents at end of period	$303,296	$86,972	$303,296

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,547	$2,268	$22,243
Members’ equity in exchange for rent	—	—	4,500
Equipment contributed by non-members	—	—	34,730
Equipment acquired with capital lease	—	—	69,939
Furniture acquired with note payable	—	—	11,600
Note payable paid with equity	—	—	36,600
Minority interest in subsidiary acquired with equity	—	—	27,310
Debt satisfied with stock			2,960,495
Net assets obtained in reverse merger	—	—	151,749
Net liabilities assumed in reverse merger	—	—	597,321

See accompanying Notes to Condensed Consolidated Financial Statements.

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Condensed Consolidated Financial Statements

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

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

Revenue and Cost Recognition - Revenues from research contracts and grants are recognized as costs are incurred under a percentage of completion method. Contract costs include direct materials, labor, subcontract costs and allocated indirect costs, such as indirect labor costs, occupancy costs and other general overhead. General and administrative costs are charged to expense as incurred.

Royalties - The Company recognizes royalty revenue when it is fixed and determinable.

Accounting for Stock-Based Compensation - As permitted by SFAS 148 and 123, the Company has chosen to apply the intrinsic value method provided for by APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based compensation awarded to employees.

Notes to Condensed Consolidated Financial Statements, Continued

1.	Summary of Significant Accounting Policies and Other Disclosures (continued)

On April 26, 2004, the Company granted options to purchase 909,091 shares of Common Stock at $0.11 per share to an employee and recognized $118,182 in compensation expense related to these options. On July 15, 2004, the Company granted options to purchase 909,091 shares of Common Stock at $0.11 per share to an employee and recognized $172,727 in compensation expense related to these options

Had compensation expense for the Company’s plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts as follows:

	Three months ended September 30,		Six months ended September 30,		May 1, 2000 (Inception) to September 30, 2004
	2004	2003	2004	2003
Basic and diluted:

Net loss, as reported	$(620,875)	$(178,435)	$(1,109,499)	$(348,578)	$(3,266,779)
Stock based compensation, net of tax	14,545	—	22,727	—	22,727

Net loss, pro forma	$(635,420)	$(178,435)	$(1,132,226)	$(348,578)	$(3,289,506)

Loss per share:
Basic and diluted, as reported	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Basic and diluted, pro forma	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.01)

2.	Note Payable

During the quarter ended September 30, 2004, the Company issued a $300,000 convertible note payable, bearing interest at prime plus 3% (7.75% at September 30, 2004). Principal and interest are payable March 10, 2005. The note is convertible into Common Shares at $0.25 per share at the option of the holder.

Notes to Condensed Consolidated Financial Statements, Continued

3.	Loss Per Share

Basic earnings (loss) per share assumes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock warrants, using the treasury stock method of computing such effects and contingent shares, or conversion of convertible debt. As a result of the Company’s net losses, the effect of potentially dilutive outstanding stock options of 15,349,675 shares had an antidilutive effect. Basic and diluted loss per share are the same for all classes of the Company’s common stock (thus they are not presented separately) because they have non-cumulative dividend rights under the terms of the Certificate of Incorporation of which none were available for distribution.

Common stock equivalents not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock were 690,071 at September 30, 2004.

The following table sets forth the computation of basic loss per share for the three- and six-months ended September 30, 2004:

	Three months ended September 30,		Six months ended September 30,		May 1, 2000 (Inception) to September 30, 2004
	2004	2003	2004	2003
Loss:
Basic and diluted:
Loss available to common shareholders	$(620,875)	$(178,435)	$(1,109,499)	$(348,578)	$(3,266,779)
Shares:
Basic and diluted:
Weighted shares outstanding	223,277,488	223,277,488	221,009,500	221,009,500	221,009,500

Loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average Common Shares outstanding for the three- and six-months ended September 30, 2003 and the period from May 1, 2000 (inception) to September 30, 2004, are retroactively computed to reflect the capital structure of the Company after the reverse merger.

4.	Continuing Operations

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company had losses of $620,875, $1,109,499, and $3,266,779 in the three- and six-months ended September 30, 2004 and inception to date, respectively. This factor, among others, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. Management realizes the Company must reach profitable operations and generate additional funds in order to continue as a going concern. The Company expects that up to $4,700,000 in additional capital will be raised to fund its operations through its private placement offering which began on July 26, 2004. To date, $125,000 have been raised and 500,000 shares issued.

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

As the successor business of APH, AGT is considered a development stage enterprise and is currently dependent upon capital raised mainly through private placements. Our net loss was $620,875 and $1,109,499 for the three- and six-months ended September 30, 2004 and we have had consecutive losses totaling $3,266,779 since inception of the business on May 1, 2000. Current revenues consist substantially of research and development contracts related to possible applications of the patented One Atmosphere Uniform Glow Discharge Plasma (OAUGDP™). Annualized revenues from these contracts have increased an average of 47% each of the last three years. Contract revenues contribute materially toward core development and to the building of infrastructure for the Company. However, as with other development stage enterprises in our industry, contract revenues do not cover all of our costs, specifically the additional personnel needed to advance the technology further toward the product stage. As such, annualized expenses have also increased at a rate similar to revenues.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

We incurred a net loss of $620,875 for the three months ended September 30, 2004, compared to a net loss of $178,435 for the three months ended September 30, 2003 for an increase in net loss of $442,440 or 248%. We increased revenues by 99% due to new contract awards and other contracts advancing into the SBIR Phase II or SBIR Phase III stage through successes achieved at lower contract stage levels. Overall, annualized operating expenses have increased 162% with the most significant increase being a 290% increase in payroll and related costs due in part to stock based compensation of $172,727 in the current quarter not present in the prior quarter. Other increases in expense are primarily due to the increased contract and development activity.

Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003

We incurred a net loss of $1,109,499 for the six months ended September 30, 2004, compared to a net loss of $348,578 for the six months ended September 30, 2003 for an increase in net loss of $760,921 or 218%. We increased revenues by 143% due to new contract awards and other contracts advancing into the SBIR Phase II or SBIR Phase III stage through successes achieved at lower contract stage levels. Overall, annualized operating expenses have increased 178% with the most significant increase being a 267% increase in payroll and related costs due in part to stock based compensation of $290,909 in the six months ended September 30, 2004 not present in the same six month period of the prior fiscal year. Other increases in expense are primarily due to the increased contract and development activity.

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

We began a private placement offering on July 26, 2004 to raise up to $4,700,000 in additional capital to fund operations. To date, $125,000 have been raised and 500,000 shares issued. Expenditures for next year, specifically payroll and related costs, are expected to increase with contract growth and newly implemented marketing efforts.

During the second quarter of fiscal 2005, we also received net proceeds of $117,500 through the issuance of Common Shares separate from the above described private placement offering, and we issued a $300,000 convertible note payable during the quarter. We do not expect any significant unfunded capital expenditures during the next year.

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

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and the Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures as of September 30, 2004. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2004 were effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting or in other factors identified in connection with the evaluation described above that occurred during the Company’s fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Changes in Securities

On September 10, 2004, AGT issued a note in the principal amount of $300,000, bearing interest at the prime rate plus 3%. Principle and interest are due and payable on March 10, 2005. At the holder’s option, the outstanding balance on the note may be converted into Common Shares of AGT at a rate of $0.25 per share. The note was issued to one holder privately under Section 4(2) of the Securities Act of 1933.

Between September 10th and September 22nd of 2004, AGT received $125,000 for the purchase of 500,000 of its Common Shares under a private placement which began at the end of July, 2004. The shares were issued under the exemption from registration found in Rule 506 of Regulation D promulgated under the Securities Act of 1933. LandOak Securities, LLC, a company owned by a director and shareholder of AGT is acting as placement agent and received a 6% commission on the sales.

Item 6. Exhibits

Exhibits Index

			Exhibit Table Number	Page Number
I.	Articles of Incorporation and Bylaws		3
	(i)	Certificate of Incorporation of Tice Technology, Inc.		±
	(ii)	Bylaws of Tice Technology, Inc.		±
	(iii)	Certificate of Amendment to Certificate of Incorporation of Tice Technology, Inc. (now Atmospheric Glow Technologies, Inc.)		*

II.	Instruments Defining Rights of Security Holders		4
	(i)	Registration Rights Agreement Giving Purchasers under the Private Placement Closed on June 25, 1999 Certain Demand and Piggyback Registration Rights		#
	(ii)	Incentive Stock Option Plan and Agreement Between Charles R. West and Tice Technology, Inc.		#

III.	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934		31
	(i)	Certifications – Chief Executive Officer, Thomas W. Reddoch		16
	(ii)	Certifications – Chief Accounting Officer, Sharon L. Draper		18

IV.	Certification pursuant to 18 U.S.C. Section 1350		32
	(i)	Certification –Chief Executive Officer, Thomas W. Reddoch and Chief Accounting Officer, Sharon L. Draper		20

*	Previously filed as an exhibit to Form 10-KSB for the year ended March 31, 2004.
±	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Tice Technology, Inc. that became effective August 1, 1997.
#	Previously filed as an exhibit to Form 10-K for the year ended March 31, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atmospheric Glow Technologies, Inc.

By:	/s/ Thomas W. Reddoch
Thomas W. Reddoch, Chairman and Chief
Executive Officer

Date: November 12, 2004

By:	/s/ Sharon L. Draper
Sharon L. Draper, Chief Accounting Officer

Date: November 12, 2004