Form 10QSB
period 2004-12-31
ATMOSPHERIC GLOW TECHNOLOGIES INC
filed 2005-02-14
CIK 1020676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

Commission File Number 333-11591

Atmospheric Glow Technologies, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	62-1647888
(State of incorporation)	(IRS Employer Identification Number)

924 Corridor Park Boulevard

Knoxville, Tennessee 37932

(Address of principal executive offices)

(865) 777-3776

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of each of the registrant’s classes of common stock on February 9, 2005 was 223,122,488 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

Exhibit Index at page 14.

PART I - FINANCIAL INFORMATION

Page
Item 1. Financial Statements.

Condensed Consolidated Balance Sheets — As of December 31, 2004 and March 31, 2004	3

Condensed Consolidated Statements of Operations — For the Three and Nine Months Ended December 31, 2004 and 2003, and May 1, 2000 (Inception) to December 31, 2004	4

Condensed Consolidated Statement of Changes in Stockholders’ Equity from May 1, 2000 (Inception) to December 31, 2004	5

Condensed Consolidated Statements of Cash Flows — For the Nine Months Ended December 31, 2004 and 2003, and May 1, 2000 (Inception) to December 31, 2004	6

Notes to Condensed Consolidated Financial Statements	7

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Balance Sheets

	December 31, 2004	March 31, 2004 (1)
	(unaudited)
Assets
Cash and cash equivalents	$203,209	$301,926
Receivables	383,694	260,963
Prepaid expenses	34,699	11,314

Total current assets	621,602	574,203
Property and equipment, less accumulated depreciation	580,862	578,699
Intangible assets, less accumulated amortization	1,567,916	1,636,078
Deposits	10,949	10,949

Total assets	$2,781,329	$2,799,929

Liabilities and Stockholders’ Equity
Note payable to related parties	$549,431	$549,431
Notes payable	515,636	300,000
Current portion of capital leases	24,469	22,918
Accounts payable	331,567	423,045
Accrued expenses	261,755	528,068

Total current liabilities	1,682,858	1,823,462

Deferred compensation	7,500	30,000
Capital leases, less current portion	3,457	22,048

Total liabilities	1,693,815	1,875,510

Stockholders’ equity	1,087,514	924,419

Total liabilities and stockholders’ equity	$2,781,329	$2,799,929

(1)	The March 31, 2004 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

See accompanying Notes to Condensed Consolidated Financial Statements.

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Statements of Operations

	Three Months Ended December 31,		Nine Months Ended December 31,		May 1, 2000 (Inception) to December 31, 2004
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating revenues:
Contract revenues earned	$576,985	$267,780	$1,546,289	$665,860	$3,574,974
Other revenues	2	2	7	114	73,477

Total operating revenues	576,987	267,782	1,546,296	665,974	3,648,451

Operating expenses:

Payroll and related costs	447,942	300,715	1,615,102	619,086	3,454,517
Laboratory expenses	112,705	144,291	465,354	288,376	1,452,722
General and administrative expenses	188,569	280,987	747,568	565,301	2,180,220

Total operating expenses	749,216	725,993	2,828,024	1,472,763	7,087,459

Net loss	$(172,229)	$(458,211)	$(1,281,728)	$(806,789)	$(3,439,008)

Loss per share (basic and diluted):	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.02)

See accompanying Notes to Condensed Consolidated Financial Statements.

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Statement of Changes in Stockholders’ Equity

From May 1, 2000 (Inception) to December 31, 2004 (unaudited)

	Previous Shares	Previous Share Amount	Common Shares	Common Amount	Class B Common Shares	Class B Common Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Shares issued October 20, 2000	101,101	$116,020	—	$—	—	$—			$116,020
Non-member contribution							$34,730		34,730
Net loss								$(99,937)	(99,937)

Balance at December 31, 2000	101,101	116,020					34,730	(99,937)	50,813

Shares issued
Additional amounts received for shares previously issued		4,700							4,700
Shares redeemed	(11,200)	(13,000)							(13,000)
Net loss								(89,208)	(89,208)

Balance at December 31, 2001	89,901	107,720	—	—	—	—	34,730	(189,145)	(46,695)

Shares issued	9,877	168,235							168,235
Net loss								(621,619)	(621,619)

Balance at December 31, 2002	99,778	275,955	—	—	—	—	34,730	(810,764)	(500,079)

Net loss								(1,020,152)	(1,020,152)

Balance at December 31, 2003	99,778	275,955	—	—	—	—	34,730	(1,830,916)	(1,520,231)

Recapitalization of company resulting from reverse merger	(99,778)	(275,955)	210,828,848	2,108,288	750,000	7,500	705,681		2,545,514
Common stock issued			2,050,000	20,500			205,000		225,500
Net loss								(326,364)	(326,364)

Balance at March 31, 2004	—	—	212,878,848	2,128,788	750,000	7,500	945,411	(2,157,280)	924,419

Common stock issued			10,243,640	102,436			1,051,478		1,153,914
Stock based compensation							290,909		290,909
Net loss								(1,281,728)	(1,281,728)

Balance at December 31, 2004	—	$—	223,122,488	$2,231,224	750,000	$7,500	$2,287,798	$(3,439,008)	$1,087,514

See accompanying Notes to Condensed Consolidated Financial Statements

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended December 31, 2004	Nine Months Ended December 31, 2003	May 1, 2000 (Inception) to December 31, 2004
	(unaudited)	(unaudited)	(unaudited)
Net cash used in operating activities	$(1,350,699)	$(808,836)	$(3,106,456)

Investing activities
Additions to intangible assets	(16,801)	(13,096)	(1,626,119)
Purchase of property and equipment	(83,727)	(35,150)	(730,548)

Net cash used in investing activities	(100,528)	(48,246)	(2,356,667)

Finance activities
Proceeds from short term notes	557,500	940,000	4,379,000
Repayments of short term notes	(341,864)	—	(350,864)
Cash acquired in reverse merger	—	—	53,017
Proceeds from issuance of common stock	1,153,914	—	1,379,414
Proceeds from issuance of members’ equity	—	—	217,720
Redemption of members’ interest	—	—	(13,000)
Increase in minority interest	—	—	43,058
Principal payments on capital lease obligations	(17,040)	(15,697)	(42,013)

Net cash provided by financing activities	1,352,510	924,303	5,666,332

Net (decrease) increase in cash and cash equivalents	(98,717)	67,221	203,209

Cash and cash equivalents at beginning of period	301,926	49,628	—

Cash and cash equivalents at end of period	$203,209	$116,849	$203,209

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,246	$2,268	$22,942
Members’ equity in exchange for rent	—	—	4,500
Equipment contributed by non-members	—	—	34,730
Equipment acquired with capital lease	—	—	69,939
Furniture acquired with note payable	—	—	11,600
Note payable paid with equity	—	—	36,600
Minority interest in subsidiary acquired with equity	—	—	27,310
Debt satisfied with stock			2,960,495
Net assets obtained in reverse merger	—	—	151,749
Net liabilities assumed in reverse merger	—	—	597,321

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments made are of a normal recurring nature. Operating results for the three- and nine-month periods ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

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

Notes to Condensed Consolidated Financial Statements, Continued

1. Summary of Significant Accounting Policies and Other Disclosures (continued)

On April 26, 2004, the Company granted options to purchase 909,091 shares of Common Stock at $0.11 per share to an employee and recognized $118,182 in compensation expense related to these options. On July 15, 2004, the Company granted options to purchase 909,091 shares of Common Stock at $0.11 per share to an employee and recognized $172,727 in compensation expense related to these options.

Had compensation expense for the Company’s plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts as follows:

	Three months ended December 31,		Nine months ended December 31,		May 1, 2000 (Inception) to December 31, 2004
	2004	2003	2004	2003
Basic and diluted:
Net loss, as reported	$(172,229)	$(458,211)	$(1,281,728)	$(806,789)	$(3,439,008)
Stock based compensation, net of tax	—	—	22,727	—	22,727

Net loss, pro forma	$(172,229)	$(458,211)	$(1,304,455)	$(806,789)	$(3,461,735)

Loss per share:
Basic and diluted, as reported	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Basic and diluted, pro forma	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.02)

2. Notes Payable

During the quarter ended September 30, 2004, the Company issued a $300,000 convertible note payable, bearing interest at prime plus 3% (8.25% at December 31, 2004). Principal and interest are payable March 10, 2005. The note is convertible into Common Shares at $0.25 per share at the option of the holder.

During the quarter ended December 31, 2004, the Company issued a $200,000 convertible note payable, bearing interest at 10%. Principal and interest are payable March 14, 2005. The note is convertible into Common Shares at $0.25 per share at the option of the holder.

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

Common stock equivalents not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock were 690,071 at December 31, 2004.

The following table sets forth the computation of basic loss per share for the three- and nine-months ended December 31, 2004:

	Three months ended December 31,		Nine months ended December 31,		May 1, 2000 (Inception) to December 31, 2004
	2004	2003	2004	2003
Loss:
Basic and diluted:
Loss available to common shareholders	$(172,229)	$(458,211)	$(1,281,728)	$(806,789)	$(3,439,008)

Shares:
Basic and diluted:
Weighted shares outstanding	223,707,488	221,824,397	221,824,397	221,824,397	221,824,397

Loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average Common Shares outstanding for the three- and nine-months ended December 31, 2003 and the period from May 1, 2000 (inception) to December 31, 2004, are retroactively computed to reflect the capital structure of the Company after the reverse merger.

4. Continuing Operations

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company had losses of $172,229, $1,281,728, and $3,439,008 in the three- and nine-months ended December 31, 2004 and from inception to date, respectively. This factor, among others, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. Management realizes the Company must reach profitable operations and generate additional funds in order to continue as a going concern. The Company expects that up to $4,700,000 in additional capital will be raised to fund its operations through its private placement offering which began on July 26, 2004. As of December 31, 2004, $180,000 have been raised and 720,000 shares issued.

Notes to Condensed Consolidated Financial Statements, continued

Subsequent to year end in January 2005, the Company entered into an agreement whereby an entity was engaged to identify potential investors, lenders or strategic partners to invest in, lend to or enter into a transaction with the Company. Such entity will receive a nonrefundable $25,000 fee and, if a transaction is entered into as a result of their efforts, will receive fees based upon the size and type of transaction. The agreement has an initial term of six months and continues thereafter from month to month unless terminated. Fees are payable for transactions entered into within eighteen months after termination.

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

As the successor business of APH, AGT is considered a development stage enterprise and is currently dependent upon capital raised mainly through private placements. Our net loss was $172,229 and $1,281,728 for the three- and nine-months ended December 31, 2004 and we have had consecutive losses totaling $3,439,008 since inception of the business on May 1, 2000. Current revenues consist substantially of research and development contracts related to possible applications of the patented One Atmosphere Uniform Glow Discharge Plasma (OAUGDP®). Revenues from these contracts have increased an average of 47% each of the last two years with annualized revenues in the current year increasing 132%. Contract revenues contribute materially toward core development and to the building of infrastructure for the Company. However, as with other development stage enterprises in our industry, contract revenues do not cover all of our costs, specifically the additional personnel needed to advance the technology further toward the product stage. As such, annualized expenses have also increased at a rate similar to revenues.

Results of Operations

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

We incurred a net loss of $172,229 for the three months ended December 31, 2004, compared to a net loss of $458,211 for the three months ended December 31, 2003 for a decrease in net loss of $285,982 or 62%. The decrease in losses is primarily due to an increase in revenues of 115% through new contract awards and other contracts advancing into the Phase II or Phase III stage through successes achieved at lower contract stage levels. Overall, our annualized operating expenses have increased 3% including a 49% increase in payroll and related costs due to our increased employee levels to service additional contract awards and improve our marketing efforts. This increase was offset by a 33% decrease in general and administrative expenses as certain legal, professional and contracted services associated with our reverse acquisition, which were incurred in the three-month period ended December 31, 2003 were not repeated in the 2004 period.

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003

We incurred a net loss of $1,281,728 for the nine months ended December 31, 2004, compared to a net loss of $806,789 for the nine months ended December 31, 2003 for an increase in net loss of $474,939 or 59%. We increased revenues by 132% due to new contract awards and other contracts advancing into the Phase II or Phase III stage through successes achieved at lower contract stage levels. However, overall, annualized operating expenses have increased 92% with the most significant increase being a 161% increase in payroll and related costs due in part to stock based compensation of $290,909 in the nine months ended December 31, 2004 not present in the same nine month period of the prior fiscal period. Other increases in expense are primarily due to the increased contract and development activity.

Inflation

Inflation has not had a significant impact on operations to date.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through equity fundraising. The Company needs substantial additional funding in the near future to develop and bring to a commercialization state the OAUGDP® technology. While there is no guarantee we can obtain such future funding, we have been successful in our efforts thus far and expect that future offerings, along with contract revenues, will provide sufficient capital to continue through our next fiscal year. Failure to obtain new funding could have a material adverse effect on our liquidity. We also continue to look for strategic partners to co-develop or co-market products using the OAUGDP® technology. We do not expect any significant unfunded capital expenditures during the next year.

We began a private placement offering on July 26, 2004 to raise up to $4,700,000 in additional capital to fund operations. To date, $180,000 has been raised and 720,000 shares issued. Expenditures for next year, specifically payroll and related costs, are expected to increase with contract growth and newly implemented marketing efforts.

During the third quarter of fiscal 2005, we issued a $200,000 convertible note payable bearing interest at a rate of 10% per annum. Principal and interest are payable March 14, 2005. The note is convertible into Common Shares of the Company at a rate of $0.25 per share at the option of the note holder.

In January 2005, AGT entered into an agreement whereby an entity was engaged to identify potential investors, lenders or strategic partners to invest in, lend to or enter into a transaction with AGT. Such entity will receive a nonrefundable $25,000 fee and, if a transaction is entered into as a result of their efforts, will receive fees based upon the size and type of transaction. The agreement has an initial term of six months and continues thereafter from month to month unless terminated. Fees are payable for transactions entered into within eighteen months after termination.

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

Product Development. The key to future success will be our ability to develop and commercialize new applications using the OAUGDP® technology and gain market acceptance of any products developed. There are no assurances that AGT can successfully develop or commercialize new applications of the OAUGDP® technology.

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

•	the lack of working capital needed to further develop and apply the OAUGDP® technology and management’s ability to find acceptable sources for such working capital;

•	the potential failure to successfully negotiate licensing agreements, or find strategic partners to further develop, or potential buyers for, the OAUGDP® technology;

•	the shortage of qualified and competent engineers, scientists or biologists and the risk that we will be unable to retain key employees and managers;

•	dependence on start-up technologies and applications and the ability to continue to successfully obtain government contracts which are expected to generate most of our revenue for some time;

•	the unanticipated expense of new product development, the potential failure to complete new products on a timely and cost effective basis, and the failure of any such products to achieve substantial market acceptance;

•	the dependence on patents and the ability to protect proprietary products, the potential that existing patents or future patents obtained by us will not be enforceable, the risk that the products will infringe on patents held by others, and the risk that competitors will develop similar or functionally similar products; and

•	the potential adverse effect of competition, the potential failure to provide competitive timely designs of cost-effective solutions, products or services, and the potential adverse effect of technological change with which we are unable to keep pace.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and the Chief Accounting Officer have evaluated of the effectiveness of the design and operations of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting or in other factors identified in connection with the evaluation described above that occurred during the Company’s fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Changes in Securities

On December 14, 2004, AGT issued a note in the principal amount of $200,000, bearing interest at 10% per annum. Principle and interest are due and payable on March 10, 2005. At the holder’s option, the outstanding balance on the note may be converted into Common Shares of AGT at a rate of $0.25 per share. The note was issued to one holder privately under Section 4(2) of the Securities Act of 1933.

On December 23, 2004, AGT received $40,000 from one investor and $15,000 from one investor for the purchase of a total of 220,000 of its Common Shares under a private placement which began at the end of July, 2004. The shares were issued under the exemption from registration found in Rule 506 of Regulation D promulgated under the Securities Act of 1933. LandOak Securities, LLC, a company owned by a director and shareholder of AGT is acting as placement agent and received a 6% commission on the sales.

Item 6. Exhibits

Exhibits Index

	Exhibit Table Number	Page Number
I. Articles of Incorporation and Bylaws	3
(i) Certificate of Incorporation of Tice Technology, Inc. (now Atmospheric Glow Technologies, Inc.)		±
(ii) Bylaws of Tice Technology, Inc.		±
(iii) Certificate of Amendment to Certificate of Incorporation of Tice Technology, Inc.		*

II. Instruments Defining Rights of Security Holders	4
(i) Registration Rights Agreement Giving Purchasers under the Private Placement Closed on June 25, 1999 Certain Demand and Piggyback Registration Rights		#

III. Rule 13a-14(a)/Rule 15d-14(a) Certifications	31
(i) Certifications – Chief Executive Officer, Thomas W. Reddoch		17

	Exhibit Table Number	Page Number
(ii) Certifications – Chief Accounting Officer, Sharon L. Draper

IV. Section 1350 Certifications	32	19
(i) Certification –Chief Executive Officer, Thomas W. Reddoch and Chief Accounting Officer, Sharon L. Draper		21

*	Previously filed as an exhibit to Form 10-KSB for the year ended March 31, 2004.
±	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Tice Technology, Inc. that became effective August 1, 1997.
#	Previously filed as an exhibit to Form 10-K for the year ended March 31, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atmospheric Glow Technologies, Inc.

By:	/s/ Thomas W. Reddoch
Thomas W. Reddoch,
Chairman and Chief Executive Officer

Date: February 10, 2005

By:	/s/ Sharon L. Draper
Sharon L. Draper, Chief Accounting Officer

Date: February 10, 2005