Form 10KSB
period 2005-03-31
ATMOSPHERIC GLOW TECHNOLOGIES INC
filed 2005-06-29
CIK 1020676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB.  ☐

The issuer’s revenues for its most recent fiscal year were $1,884,627.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of May 27, 2005 was $24,344,900.

The number of shares outstanding of each of the issuer’s classes of common equity as of May 23, 2005 was: 224,132,488 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

Exhibit Index on page 46.

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

Effective February 29, 2004, Atmospheric Plasma Holdings, LLC (“APH”), formerly Atmospheric Glow Technologies, LLC, transferred substantially all of its assets to the Company in exchange for 87,456,629 Common Shares and 500,000 Class B Common Shares of the Company, options to acquire up to 1,363,636 Common Shares for three years at a price of $0.11 per share and the assumption of certain liabilities. The primary assets transferred were licensing and commercialization rights under patents relating to the generation of atmospheric plasma.

AGT, as the successor business of APH, is a science and engineering company focused on realizing the commercial potential of the atmospheric plasma technology, known as One Atmosphere Uniform Glow Discharge Plasma (OAUGDP®). The atmospheric plasma technology was developed by scientists at The University of Tennessee in Knoxville, Tennessee and is licensed by AGT from the University of Tennessee Research Foundation (“UTRF”), successor to University of Tennessee Research Corporation. Plasma, the fourth state of matter, is created by the introduction of energy into gases. Lightning is the only naturally occurring plasma on earth, but 99% of matter in the universe is in a plasma state. Prior to the development of the OAUGDP® technology and other atmospheric plasmas, man-made plasma had been commonly created in one of two ways, at extremely high temperatures or, under vacuum conditions using inert gases. The creation of OAUGDP®, also referred to as “Atmospheric Plasma”, requires neither. The AGT technology is a simple, lower cost plasma generation technique. Atmospheric Plasma is created by electrically energizing air at standard atmospheric pressure and ambient temperature generating highly reactive, short lived chemistry that can be used in a variety of commercial applications.

AGT (currently and through its predecessor business) has been recognized with several awards. In 2004, AGT received the “Outstanding Commercial Achievement Award” from Dawnbreaker, an organization assisting participants in the Department of Energy Environmental Protection Agency Commercial Assistance Program. It received a 2003 Small Business of the Year Award from UT-Battelle Corporation as a subcontractor to UT-Battelle Corporation manager of the Oak Ridge National Laboratory in Oak Ridge, Tennessee for support of the mission of the national laboratory. In October of 2002, AGT received an R&D 100 Award, from R&D Magazine for its Enhanced Plasma Sterilized Air Filtration and Purification System as one of the top 100 technologies in the world for 2002. In October 2001, AGT was the recipient of the SBA Roland Tibbets award recognizing those small firms, individuals, organizations and projects that exemplify business, economic and technological advancement. The Company and its product prototypes were also featured in an article entitled “You Can’t Scrub Air” in the October 2001 issue of Popular Science Magazine.

AGT currently holds rights to nine U.S. patents from UTRF. The patent portfolio protects the OAUGDP® platform technology as well as several proposed applications such as air filtration and purification, DNA extraction, decontamination and sterilization, aerodynamics, materials surface cleaning and textile processing. Our current patent position is: (a) six of the patents are exclusively licensed (with sub-license rights) from the UTRF and (b) two are solely owned by AGT. AGT also has first right of refusal on the three additional patents related to OAUGDP® technology from UTRF. AGT has three additional corporate owned patents pending. The license agreement with UTRF grants AGT the right to commercially develop the technology in territories in which patents exist. AGT has a right of first refusal to acquire licenses for related patents issued in the future during the term of the license. The license is subject to certain rights held by or restrictions imposed by the United States or agencies of the United States which arose as a result of the receipt of government funding. In addition, the license is subject to prior rights in several entities, most of which have expired. In addition, UTRF has retained the right to grant noncommercial licenses for educational, research and institutional purposes to UTRF, The University of Tennessee and the originators of the patents and the nonprofit institutions with which they may be affiliated.

Under the license, AGT must pay UTRF royalties of 3% of net sales. AGT also was required to pay an annual license maintenance fee of $20,000 for calendar years 2002 and 2003. The annual license fees increased to $40,000 for September 2004 and remains at that level through September 2005. Thereafter, the annual license fee is $50,000 due in September of each following year. UTRF has accepted 180,000 AGT Common Shares in payment of the September 2004 royalty (as well as interest and related expenses). The parties agreed on a value of $0.25 per share for such shares. Any royalties paid during the twelve month period prior to the payment due date (September 30) are credited against the annual license maintenance fee. AGT must also pay UTRF 10% of the first $100,000 received by AGT in other payments relating to the technology and patents (excluding royalties), 20% of the second $100,000 and 30% of amounts in excess of $200,000.

Substantial investment into basic Atmospheric Plasma research has taken place. The University of Tennessee invested ten years and over $5 million into basic research. Additionally, AGT has invested five years and nearly $9 million, about half of which was secured through U.S. government Small Business Innovative Research (“SBIR”) contracts.

AGT spent approximately $1,564,285 in fiscal year 2005 and $993,224 in fiscal year 2004 on direct research and development, excluding indirect and overhead costs. Of these amounts approximately 83% in both fiscal years were paid for through government contracts.

Commercial Products and Services

While OAUGDP® technology is beginning to mature, practical commercial application of OAUGDP® is in its infancy. Management believes OAUGDP® is a platform technology and as such will be the source of many commercial products and services. Previous platform technologies, such as transistors, lasers and integrated circuitry, have provided the basis for revolutionary advancements.

Conventional plasma technology (created under vacuum or in extreme temperatures) enjoys numerous commercial applications in diverse areas such as cutting and welding, materials cleaning, coatings and semiconductor manufacturing. Unlike conventional methods, OAUGDP® is created in common air, at normal pressure and temperature, and can be run continuously. This allows plasma chemistry to be created without expensive vacuums, introduction of special gases, or creation of extremely high temperatures. AGT management believes that widespread adoption of OAUGDP® is inevitable because it will simplify current plasma applications resulting in lower costs. Additionally, OAUGDP® will open commercial markets that have proven unfeasible for conventional techniques.

AGT research continues to advance the technology and examine applications of the core technology. These development programs have primarily been funded through agreements with the Federal government and remain a key part of the overall strategy to create future products for the Company. These areas of research include the following:

☐ Air Quality - improve indoor air quality by capturing and killing microorganisms, including mold, bacteria, anthrax and viruses while reducing Volatile Organic Compounds within buildings

☐ Biotechnology - enable more complete and efficient preparation of DNA for faster and more accurate detection of disease-causing microorganisms and biological warfare agents

☐ Medical Technology - sterilize medical equipment and surgical devices that are sensitive to heat and liquid chemical processes

☐ Military Decontamination - permit faster, more cost efficient decontamination of materials (including sensitive items that would be rendered inoperable through conventional methods) tainted with biological agents such as anthrax

☐ Agricultural Decontamination - extend the shelf life and enhance the safety of agricultural products by killing microorganisms responsible for spoilage and food borne illness

☐ Manufacturing - use OAUGDP® as a lower cost, continuously available alternative to conventional (vacuum or high temperature) batch oriented plasma generation techniques

☐ Aerodynamics - use the characteristics of OAUGDP® to alter surface characteristics of aircraft while they are in flight improving aerodynamic response

Product Offerings

AGT is presently offering one niche market product that simplifies molecular biology sample preparation for DNA analysis by eliminating the need for diverse multi-step protocols and for laborious and time-consuming processing steps such as freezing, boiling or pulverization. For initial mass market entry, management’s plan is to capitalize on market demand for Indoor Air Quality (“IAQ”) products capable of solving common issues such as mold contamination and foul odors while offering personal and property protection in the event of a biological accident or terrorist attack.

DNA Analysis

Our first product sold is the PlasmaGen APR 510-S. It prepares molecular biology samples for DNA analysis. In particular, it produces amplifiable DNA in two minutes or less, even from a mixed population by eliminating many of the processing steps in current methods.

Samples are prepared for DNA analysis on dry sample matrices, providing an alternative to current methods that rely strictly on wet chemistry, as well as providing distinct and unique advantages over present processing methods.

The initial PlasmaGen APR 510-S product is for processing single samples, typical of uses in research laboratories and related facilities. The market is small, however, management believes that it can serve as a gateway for developing a device that can process multiple samples in a 96-well format, a standard protocol for sample presentation, where significantly larger markets exist. Further expansion of the device configuration can result in large scale, robotic line processing capability. An alternate configuration combines the APR 510 processor to an electronic DNA identifier as an integrated system to form an air sampler that detects the presence of particular microorganisms in the air stream.

Air Filtration and Purification

AGT is actively working to develop its first mass market product, an indoor air purification system for installation in the air return duct of a central air handling system. The product family is called the Enhanced Plasma Sterilized System (EPS). The plan is to include a range of products for installation and use such as products placed in the return air duct of a central air system, individual standalone units and other ductless system configurations.

The proposed EPS air filtration system consists of the following components: an OAUGDP® generator, a particulate filter for microorganism capture, a volatile organic compound (VOC) filter and an ozone catalytic filter plus required ancillary systems (power supply, control system, etc.) Air loaded with VOCs and microorganisms enters the system where the VOCs and micro-organisms are trapped and periodically destroyed. The trap will operate continuously and will be designed to have a holding capacity that exceeds the expected loading between plasma treatments. The particulate filter will use technology for high efficiency capture. Plasma will be energized periodically to oxidize some percentage of the trapped VOC load and to kill trapped microorganisms. The frequency and duration of OAUGDP® exposure will be designed to match the regeneration and killing requirements of the VOC and microorganism loads.

The market opportunity for EPS began with the Bellevue Stratford outbreak of Legionnaires’ Disease in 1976 continuing through recent, highly publicized mold infestations, SARS outbreaks, and the anthrax incidents of autumn 2001. The public and private sectors have become acutely interested in issues associated with IAQ. Further, the United States Environmental Protection Agency has ranked IAQ among its top five risks to public health. The 2004 worldwide market for IAQ products is estimated to be in excess of $3 billion and is expected to maintain 5% year over year growth rates. The current market is characterized as highly fragmented with very few products able to battle the full spectrum of IAQ issues like management believes the EPS can. AGT management believes the EPS family of products will capture 10% of the IAQ market within 5 years of product launch.

The market strategy is to enter the worldwide market using partners and their existing infrastructure. The worldwide IAQ market is primarily segmented into permanently installed in-duct units and room sized standalone units. A sub-level of segmentation exists between products intended to reduce VOC’s and those intended to kill unwanted microbiological contaminants. AGT is developing a family of products to address demands in all segments. Management has identified candidate partners in each segment capable of supporting a worldwide launch of products which management hopes will occur in late 2007. AGT currently plans to use a system of licensing arrangements with its partners to produce, distribute and market the EPS family.

EPS progress to date includes:

☐ Creation of a product development and commercialization strategy designed to mature the EPS.

☐ Start of joint development and testing efforts with industry leaders in both the HVAC (for the in-duct EPS) and the home appliance industry (for the room sized EPS).

☐ Hiring and training management and technical personnel with appropriate expertise to focus on the development and commercialization of the EPS.

☐ Leveraged AGT laboratory facilities to demonstrate ability to neutralize all types of microorganisms.

☐ Leveraged AGT laboratory facilities to demonstrate VOC reduction.

☐ Start of development of a comprehensive in-duct manufacturable prototype.

Corporate Strategy

Product Development Strategy: AGT’s management has developed a guiding strategy to apply to delivery of new applications of OAUGDP® to market. Basic research and development (“R&D”) activity is carried out in our facilities using staff resources. Funding for this activity is principally obtained through government contracts. R&D activities will create concepts for new or improved commercial products. AGT intends to invest equity funds as obtained and later, a portion of profits into developing manufacturing prototypes. While the technical team is developing the prototypes, the business development team is working to secure industry leading partners to complete production engineering, manufacturing, distribution and marketing.

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

AGT currently has 37 employees, 33 of whom are full time and 4 of whom are part time. Management believes that the articulated strategy will help to assure adequate staff resource availability to continue research activities toward development of new commercial applications of Atmospheric Plasma technology. AGT’s limited capital and management resources will be focused on core business growth rather than being diluted by the creation of manufacturing capacity or in the development of distribution and marketing.

Funding Strategy: AGT has adopted a strategy seeking external funding through three primary sources:

☐ Federal Government support

☐ General equity investment

☐ Partnership

These sources will supply the investment required to fund all aspects of continued R&D and business development activities until product sales deliver sufficient revenues to assure continued profitability. Ultimately, management believes that AGT will be able to self fund its growth through the sale of commercial products.

☐ Government support: Government contract solicitations include both SBIR contracts and Government General Services and Development Agreements. AGT has an excellent record of securing contracts through these competitive procurements. To date, AGT has been awarded numerous government contracts representing nearly $7,000,000. To date, contract funding has been used to drive R&D efforts advancing basic technology research. Management believes government contracts will continue to be a substantial source of R&D funding. As R&D creates new commercial applications of Atmospheric Plasma, AGT is pursuing additional government funding through legislative initiatives. The additional funding will be applied in developing manufacturing prototypes of applications particularly well suited for military use, such as decontamination. To assist in this effort, AGT has engaged the services of congressional liaisons and lobbyists. However, as government budgets tighten, government funding may be more difficult to obtain.

☐ General equity investment: AGT is also seeking general equity investment. Monies raised through this source are expected to be applied to develop commercial products through the prototype stage.

☐ Strategic partnerships: AGT is seeking alliances with existing market segment leaders to leverage their existing manufacturing, distribution and marketing infrastructures. It is hoped that this model will improve speed to market and limit shareholder risk for the failure of market acceptance of new applications. Partnership structure could range from limited licensing arrangements to joint ventures potentially including the creation of subsidiary entities. Multi-source arrangements are also envisioned with one partner providing manufacturing while another provides sales and service.

Long-Term Profitability: Long-term revenue will be driven by technology licensing and by the sale of commercial products developed utilizing the OAUGDP® technology. AGT management believes the OAUGDP® will gain widespread market acceptance and that the technology’s simple, low cost generation techniques will represent a high value to numerous industries in the United States and abroad.

Other Patents

In June 1996, the TES subsidiary of AGT entered into a nonexclusive license and royalty agreement with a sewing machine manufacturer to use the electronic gearing sewing machine technology developed and patented by TES. Under the terms of the agreement, the licensee was to pay TES $250,000 upon the sale of the first class of machine built by the licensee using the technology. In addition, the licensee is to pay AGT an additional $250,000 plus royalties of 1.75% to 2% of the sales price for sales of each class of sewing machine produced and sold by the licensee using TES’s technology, and also pay TES $250,000 when the licensee’s sales of each class of machine reach a $30,000,000 milestone. The licensee has no obligation to apply TES’s technology to additional classes of industrial sewing machines. Royalty income from the sale of the machines produced under this agreement was $24,826 and $82,071, respectively, in fiscal years 2005 and 2004. These amounts are not included in the fiscal year 2004 financial statements (other than the last three months of fiscal 2004 for which the amount is none) due to the reverse acquisition.

Item 2. Description of Property.

AGT currently leases approximately 7,300 square feet of space in a multi-use industrial space in Knoxville, Tennessee. The initial term of this lease ran through April 30, 2005 and AGT has exercised its right to renew for an additional term through October 31, 2010. The Company’s facility represents an investment by AGT of $850,000 in chemistry, physics, plasma and microbiology laboratories, a prototype development shop and offices. The leasehold is part of a 40,000 square foot development with ample room for expansion. AGT recently added 520 square feet to the leasehold to expand its prototype manufacturing capacity. Additionally, adjacent space of approximately 6,000 square feet will be added July 1, 2005. AGT expects to use the additional space for research and development and light assembly activities.

Item 3. Legal Proceedings.

There are no material pending legal proceedings to which AGT is a party or to which its property is subject.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a shareholder vote during the fourth quarter of AGT’s fiscal year 2005.

PART II

Item 5. Market For Common Equity and Related Stockholder Matters.

Trading in AGT’s Common Shares is reported on the Electronic Bulletin Board under the symbol AGWT.OB. Reporting commenced on August 28, 1997 but is sporadic so there is no established public trading market for AGT’s securities. Over-the-counter market quotations reflect inter-dealer prices without retail mark-up/mark-down or commission and may not necessarily reflect actual transactions.

The following table reflects the high and low bid prices for the Common Shares on the Electronic Bulletin Board for each quarter of the fiscal years ended March 31, 2005 and 2004.

	Common Shares
	High	Low
4th Quarter, 2005	$0.42	$0.24
3rd Quarter, 2005	$0.55	$0.22
2nd Quarter, 2005	$0.40	$0.22
1st Quarter, 2005	$0.55	$0.22

4th Quarter, 2004	$0.25	$0.07
3rd Quarter, 2004	$0.12	$0.06
2nd Quarter, 2004	$0.12	$0.07
1st Quarter, 2004	$0.11	$0.09

The approximate number of holders of Common Shares of AGT as of May 23, 2005 was 1,283 (based upon the number of record holders) excluding shareholders whose Common Shares are held in nominee or street name by brokers.

AGT has never paid cash dividends on any of its outstanding securities. AGT does not anticipate paying cash dividends on any shares in the foreseeable future. AGT is expected to retain earnings to finance expansion of the business and for general corporate purposes. The declaration and payment of any dividends on the Common Shares is at the discretion of the Board of Directors and depends on, among other things, earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors considered relevant by the Board of Directors.

Between December 1, 2004 and February 21, 2005, AGT sold 980,000 Common Shares for cash at the rate of $0.25 per share for a total of $245,000. Between February 22, 2005 and March 31, 2005, AGT sold 250,000 Common Shares for cash at the rate of $0.25 per share for a total of $62,500. The shares were issued privately under Section 506 of Regulation D of the Securities Act of 1933 to accredited investors and investors who the Company believes either alone or with their purchaser representatives have such knowledge and experience in financial and business matters as to be capable of evaluating the risks of the investment. Each investor was required to execute a subscription agreement in which the investor made representations regarding the investor’s financial status and investing experience. LandOak Securities, LLC, a company owned by a director and shareholder and a former director and shareholder of AGT, acted as placement agent and received a 6% commission on funds raised.

Equity Compensation Plan Information

The following table sets out information with respect to AGT’s equity compensation plans as of March 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	255,024 230,024 230,023	$ $ $	0.92 3.50 7.00	N/A

Equity compensation plans not approved by security holders	13,506,493 1,818,182	$ $	0.09 0.11	N/A

Total	16,039,746

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

AGT issued options to purchase 250,000 Common Shares each to Kimberly Kelly-Wintenberg (President and Chief Operating Officer of AGT), Suzanne L. South (Director of Bio-Development of AGT), Daniel Max Sherman (Director of Plasma Science of AGT) and Daniel W. Kelly (Senior Engineer at AGT) at a price of $0.11 per share during the term of their employment on March 1, 2004 in connection with their employment agreements.

AGT issued options to purchase 909,091 Common Shares for $0.11 per share for 36 months from July 15, 2004 to Sharon L. Draper (Vice President of Finance and Chief Accounting Officer). AGT also issued options to purchase 909,091 Common Shares for $0.11 per share for 24 months from March 24, 2004 to Tim C. Kelly (Vice President of Business Development).

Item 6. Management’s Discussion and Analysis or Plan of Operation.

AGT is a development stage enterprise currently dependent upon capital raised mainly through private placements. Our net loss was $1,849,408 for the year ended March 31, 2005 and we have had consecutive losses totaling $4,006,688 since our inception of the current business on May 1, 2000. Current revenues consist substantially of research and development contracts related to possible applications of the patented OAUGDP®. Annualized revenues from these contracts have increased an average of 54% each of the last three years. However, as with other development stage enterprises in our industry, contract revenues do not cover all of our costs, specifically the additional personnel needed to advance the technology further toward the product stage. As such, annualized expenses have also increased at a rate similar to revenues.

Results of Operations

Year Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

We incurred a net loss of $1,849,408 for the year ended March 2005, compared to a net loss of $326,364 for the three months ended March 2004 for an annualized increase in net loss of 42%. (The comparison to the three month period results from the fact that the primary business, acquired through a reverse acquisition in February 2004, reported on a calendar year basis.) We increased annualized revenues by 59% due to new contact awards and other contracts advancing into the SBIR Phase II or SBIR Phase III stage as successes had been made at lower contract stage levels. Overall, annualized operating expenses have increased 50% with the most significant increase being an 85% increase in payroll and related costs mainly due to new management hires and stock based compensation costs in 2005 not present in 2004. Other increases in expenses are primarily due to the increased contract and development activity.

Three Months Ended March 31, 2004 Compared to Year Ended December 31, 2003

We incurred a net loss of $326,364 for the three months ended March 2004, compared to a net loss of $1,020,152 for the year ended December 31, 2003 for an annualized increase in net loss of 28%. We increased annualized revenues by 56% due to new contact awards and other contracts advancing into the SBIR Phase II or SBIR Phase III stage as successes had been made at lower contract stage levels. Overall, annualized operating expenses have increased 40% with the most significant increase being a 54% increase in payroll and related costs. The increase in expense is primarily due to the increased contract and development activity.

Inflation

Inflation has not had a significant impact on operations to date.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the sale of equity. The Company needs substantial additional funding in the near future to develop and bring to a commercialization state its OAUGDP® technology. While there is no guarantee we can obtain such future funding, we have been successful in our efforts thus far and expect that future offerings, along with contract revenues, will provide sufficient capital to continue through our next fiscal year. Failure to obtain new funding could have a material adverse effect on our liquidity.

At March 31, 2005, we had $153,655 in cash and cash equivalents. The goal of our current fundraising efforts is to raise an additional $5,000,000 for operations. Expenditures for 2006, specifically payroll and related costs are expected to remain flat or increase slightly based on the pace of fundraising. Furthermore, AGT has most of its development team in place. With the additional funds management hopes to raise and current or likely contract revenues, we should have sufficient capital to meet our operating needs for two years.

Outstanding debt of $500,000 is expected to be refinanced or converted into Common Shares within the next twelve months by several stockholders who have committed to fund the principal balance in exchange for 2,727,273 Common Shares. In addition subsequent to year-end, AGT obtained additional loans totaling $250,000 from its Chief Executive Officer and a director, Thomas W. Reddoch, from Patrick L. Martin, a shareholder and director, from Gault Financial, LLC, a shareholder, and from Alan L. Wintenberg, Director of Engineering, and Kimberly Kelly-Wintenberg, President, Chief Operating Officer and a director. These are payable upon demand and bear interest at a rate of 10% per annum. AGT does not expect any significant unfunded capital expenditures during the next year.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) will require the Company to recognize compensation expense for all stock-based compensation in its consolidated statements of earnings. Pro forma disclosure will no longer be an alternative. The Summary of Significant Accounting Policies —Accounting for Stock-Based Compensation, above, contains pro forma disclosures regarding the effect on net earnings and earnings per share as if the Company had applied the fair value method of accounting for stock-based compensation. SFAS No. 123(R) will also require the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, as required under current guidance. The new requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. SFAS No. 123(R) is effective for fiscal years beginning after December 15, 2005, with early adoption permitted.

Future Operations

Management believes that future revenues are dependent on a number of factors including general economic factors, the ability of AGT to secure necessary funding to continue the development and commercialization of the OAUGDP® technology through contracts, partnering or equity sales, the ability to successfully develop and market the technology, and ultimately the competition for the market and market acceptance of the technology.

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

Product Development. The key to future success will be our ability to develop and commercialize new applications using the OAUGDP® technology. There are no assurances that AGT can successfully develop or commercialize new applications of the OAUGDP® technology.

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

There can be no assurance that we will be able to raise any additional financing on acceptable terms. If such financing is not available on satisfactory terms, we may be unable to expand the business or develop new customers as desired and our operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders.

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

•	the lack of working capital needed to further develop and apply the OAUGDP® technology and management’s ability to find acceptable financing to supply such working capital;

•	the potential failure to successfully negotiate licensing agreements, or find strategic partners to further develop, or potential buyers for, the OAUGDP® technology;

•	the shortage of qualified and competent engineers, scientists or product specialists and the risk that we will be unable to retain key employees and managers;

•	dependence on start-up technologies and applications and the ability to continue to successfully obtain government contracts which are expected to generate most of our revenue for some time after the acquisition;

•	the unanticipated expense of new product development, the potential failure to complete new products on a timely and cost effective basis, and the failure of any such products to achieve substantial market acceptance;

•	the dependence on patents and the ability to protect proprietary products, the potential that existing patents or future patents obtained by us will not be enforceable, the risk that the products will infringe on patents held by others or the risk that competitors will develop similar or functionally similar products; and

•	the potential adverse effect of competition, the potential failure to provide competitive timely designs of cost-effective solutions, products or services and the potential adverse effect of technological change with which we are unable to keep pace.

Item 7. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Atmospheric Glow Technologies, Inc.

We have audited the accompanying balance sheet of Atmospheric Glow Technologies, Inc. (A Development Stage Company) as of March 31, 2005 and 2004, and the related statements of operations, stockholder’s equity and cash flows for the year ended March 31, 2005, the three months ended March 31, 2004, and the year ended December 31, 2003, and the 2005, 2004 and 2003 amounts included in the statements of operations and cash flows for the period from May 1, 2000 (inception) through March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the statements of operations and cash flows for the period from May 1, 2000 (inception) through December 31, 2002, included in the statements of operations and cash flows for the period from May 1, 2000 (inception) through March 31, 2005. These amounts were audited by other auditors whose report dated February 25, 2003, expressed an unqualified opinion on the financial statements taken as a whole, and our opinion, insofar as it relates to the statements of operations and cash flows for the period from May 1, 2000 (inception) through December 31, 2002, included in the statements of operations, members’ deficit and cash flows for the period from May 1, 2000 (inception) through March 31, 2005, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Atmospheric Glow Technologies, Inc. (A Development Stage Company) at March 31, 2005 and 2004, and the results of its operations and its cash flows for the year ended March 31, 2005, the three months ended March 31, 2004, and the year ended December 31, 2003, and the period from May 1, 2000 (inception) through March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

May 19, 2005

/s/ Coulter & Justus, P.C.

Knoxville, Tennessee

Bible Harris Smith, P.C.

Certified Public Accountants and Business Advisors Since 1949

507 West Clinch Avenue	Member of the AICPA Peer Review
Knoxville, TN 37902-2104	Program
Phone 865-546-2300	Member of the Tennessee Society
Fax 865-525-7454	of Certified Public Accountants
E-mail contactname@BHSpc.com

INDEPENDENT AUDITOR’S REPORT

Board of Governors and Members

Atmospheric Plasma Holdings, LLC

(A Development Stage Enterprise)

Knoxville, Tennessee

We have audited the accompanying consolidated statements of operations, members’ equity, and cash flows of Atmospheric Plasma Holdings, LLC (formerly Atmospheric Glow Technologies, LLC) (a development stage enterprise) and subsidiary for the period from May 1, 2000 (inception), to December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Atmospheric Plasma Holdings, LLC and its cash flows from May 1, 2000 (inception), to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Bible Harris Smith, P.C.

Knoxville, Tennessee

February 25, 2003

BKR An independent member of BKR International with offices throughout the world

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Balance Sheets

	March 31, 2005	March 31, 2004
Assets
Cash and cash equivalents	$153,655	$301,926
Receivables	301,145	260,963
Prepaid expenses	13,879	11,314

Total current assets	468,679	574,203
Property and equipment, less accumulated depreciation	576,091	578,699
Intangible assets, less accumulated amortization	1,539,688	1,636,078
Deposits	10,949	10,949

Total assets	$2,595,407	$2,799,929

Liabilities and Stockholders’ equity
Note payable to stockholder	$549,431	$549,431
Notes payable	500,000	300,000
Current portion of capital leases	21,993	22,918
Accounts payable	403,609	423,045
Accrued expenses	363,190	528,068

Total current liabilities	1,838,223	1,823,462
Deferred compensation	—	30,000
Capital leases, less current portion	—	22,048

Total liabilities	1,838,223	1,875,510

Stockholders’ equity
Common Shares, par value $.01; 400,000,000 shares authorized; 224,132,488 and 212,878,848 shares issued and outstanding as of March 31, 2005 and 2004	2,241,324	2,128,788
Class B Common Shares; convertible, par value $.01; 5,000,000 shares authorized; 750,000 shares issued and outstanding	7,500	7,500
Class D Common Shares; convertible, par value $.01; 600,000 shares authorized; none issued or outstanding	—	—
Preferred Shares, par value $.01; 10,000,000 shares authorized ; none issued or outstanding	—	—
Additional paid in capital	2,515,048	945,411
Accumulated deficit in the development stage	(4,006,688)	(2,157,280)

Total stockholders’ equity	757,184	924,419

Total liabilities and stockholders’ equity	$2,595,407	$2,799,929

The accompanying notes are an integral part of these financial statements.

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Operations

	Year Ended March 31, 2005	Three Months Ended March 31, 2004	Year Ended December 31, 2003	May 1, 2000 (Inception) to March 31, 2005
Operating revenues:
Contract revenues earned	$1,884,619	$296,359	$759,812	$3,913,304
Other revenues	8	17	187	73,478

Total operating revenues	1,884,627	296,376	759,999	3,986,782

Operating expenses:
Payroll and related costs	2,110,115	284,736	744,125	3,949,530
Laboratory expenses	639,426	119,742	328,248	1,626,794
General and administrative expenses	984,494	218,262	707,778	2,417,146

Total operating expenses	3,734,035	622,740	1,780,151	7,993,470

Net loss	$(1,849,408)	$(326,364)	$(1,020,152)	$(4,006,688)

Loss per share (basic and diluted):	$(0.01)	$(0.00)	$(0.00)	$(0.02)

The accompanying notes are an integral part of these financial statements.

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statement of Stockholders’ Equity

From May 1, 2000 (Inception) to March 31, 2005

	Previous Shares	Previous Share Amount	Common Shares	Common Amount	Class B Common Shares	Class B Common Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Shares issued October 20, 2000	101,101	$116,020	—	$—	—	$—			$116,020
Non-Member contribution							$34,730		34,730
Net loss								$(99,937)	(99,937)

Balance at December 31, 2000	101,101	116,020	—	—	—	—	34,730	(99,937)	50,813

Shares issued
Additional amounts received for shares previously issued		4,700							4,700
Shares redeemed	(11,200)	(13,000)							(13,000)
Net loss								(89,208)	(89,208)

Balance at December 31, 2001	89,901	107,720	—	—	—	—	34,730	(189,145)	(46,695)

Shares issued	9,877	168,235							168,235

Net loss								(621,619)	(621,619)

Balance at December 31, 2002	99,778	275,955	—	—	—	—	34,730	(810,764)	(500,079)
Net loss								(1,020,152)	(1,020,152)

Balance at December 31, 2003	99,778	275,955	—	—	—	—	34,730	(1,830,916)	(1,520,231)

Recapitalization of Company resulting from reverse merger	(99,778)	(275,955)	210,828,848	2,108,288	750,000	7,500	705,681		2,545,514
Common stock, shares issued			2,050,000	20,500			205,000		225,500
Net loss								(326,364)	(326,364)

Balance at March 31, 2004	—	—	212,878,848	2,128,788	750,000	7,500	945,411	(2,157,280)	924,419

Common stock, shares issued			11,253,640	112,536			1,278,728		1,391,264
Stock based compensation							290,909		290,909
Net loss								(1,849,408)	(1,849,408)

Balance at March 31, 2005	—	$—	224,132,488	$2,241,324	750,000	$7,500	$2,515,048	$(4,006,688)	$757,184

The accompanying notes are an integral part of these financial statements.

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31, 2005	Three Months Ended March 31, 2004	Year Ended December 31, 2003	May 1, 2000 (Inception) to March 31, 2005
Operating activities
Net loss	$(1,849,408)	$(326,364)	$(1,020,152)	$(4,006,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	224,908	52,556	208,877	555,770
Stock based compensation	290,909	—	—	290,909
Costs paid with equity	—	—	—	8,824
Loss on disposal of property and equipment	—	—	30,110	36,987
Changes in operating assets and liabilities:
Receivables	(40,182)	(29,205)	(124,245)	(301,145)
Prepaid expenses	(2,565)	(2,876)	(1,849)	(11,380)
Deposits	—	46	(5,567)	(10,949)
Accounts payable	(19,436)	41,855	(53,822)	125,880
Deferred compensation	(30,000)	—	—	149,423
Accrued expenses	(164,878)	(109,736)	24,424	(184,040)

Net cash used in operating activities	(1,590,652)	(373,724)	(942,224)	(3,346,409)

Investing activities
Additions to intangible assets	(16,893)	(664)	(13,505)	(1,626,211)
Purchase of property and equipment	(109,017)	(13,613)	(192,540)	(755,838)

Net cash used in investing activities	(125,910)	(14,277)	(206,045)	(2,382,049)

Financing activities
Proceeds from short term notes	557,500	300,000	1,187,500	4,379,000
Repayments of short term notes	(357,500)	—	—	(366,500)
Cash acquired in reverse merger	—	53,017	—	53,017
Proceeds from issuance of Common Shares	1,391,264	225,500	—	1,616,764
Proceeds from issuance of members’ equity	—	—	—	217,720
Redemption of members’ interest	—	—	—	(13,000)
Increase in minority interest	—	—	—	43,058
Principal payments on capital lease obligations	(22,973)	(5,439)	(18,152)	(47,946)

Net cash provided by financing activities	1,568,291	573,078	1,169,348	5,882,113

Net (decrease) increase in cash and cash equivalents	(148,271)	185,077	21,079	153,655
Cash and cash equivalents at beginning of period	301,926	116,849	95,770	—

Cash and cash equivalents at end of period	$153,655	$301,926	$116,849	$153,655

Supplemental disclosures of cash flow information:
Cash Paid For Interest	$82,194	$8,639	$4,536	$95,890

The accompanying notes are an integral part of these financial statements.

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED FROM PAGE 22)

	Year Ended March 31, 2005	Three Months Ended March 31, 2004	Year Ended December 31, 2003	May 1, 2000 (Inception) to March 31, 2005
Supplemental disclosures of noncash activity:

Members’ equity in exchange for rent	$—	$—	$—	$4,500
Equipment contributed by non-members	—	—	—	34,730
Equipment acquired with capital lease	—	—	68,287	69,939
Furniture acquired with note payable	—	—	—	11,600
Note payable paid with equity	—	—	—	36,600
Minority interest in subsidiary acquired with equity	—	—	—	27,310
Property & equipment additions included in accounts payable	—	—	(33,215)	—
Additions to intangibles included in accrued expenses	—	—	(45,000)	—
Debt satisfied with stock	—	2,960,495	—	2,960,495
Net assets obtained in reverse merger	—	151,749	—	151,749
Net liabilities assumed in reverse merger	—	597,321	—	597,321

The accompanying notes are an integral part of these financial statements.

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Financial Statements

1.	Summary of Significant Accounting Policies and Other Disclosures

General Information - Atmospheric Glow Technologies, Inc. and subsidiary (the “Company” or “AGT”) is a development stage enterprise that conducts research and development activities to develop commercial applications for the One Atmosphere Uniform Glow Discharge Plasma, a process of non-thermal, atmospheric pressure processing for use in areas such as sterilization, decontamination, surface cleaning and etching. The Company will continue to be a development stage enterprise until commercial applications of its technologies are realized. On February 29, 2004, Atmospheric Plasma Holdings, LLC (formerly Atmospheric Glow Technologies, LLC) (“APH”) sold substantially all of its assets, including all tangible property and commercialization, patent and market rights, to Atmospheric Glow Technologies, Inc., formerly Tice Technology, Inc., a publicly traded holding company, in exchange for 87,456,629 AGT Common Shares (approximately 40%) and 500,000 AGT Class B Common Shares (approximately 67%). APH is restricted from transferring the Class B Common Shares for a period of three years following the closing. The transaction has been accounted for as a reverse acquisition except that no goodwill or other intangibles were recorded. That is, the transaction is equivalent to the issuance of stock by APH for the net monetary assets of AGT, accompanied by recapitalization. The accompanying statements of operations and cash flows include the consolidated accounts subsequent to the reverse merger in February 2004.

Consolidated Financial Statements - The accompanying consolidated financial statements include the accounts of Atmospheric Glow Technology, Inc. and its wholly owned subsidiary, Tice Engineering and Sales, Inc. (“TES”). The consolidation of these entities is collectively referred to as the Company or AGT. All significant intercompany balances and transactions have been eliminated.

Fiscal Year-End - The fiscal year-end of the Company is March 31.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less as cash equivalents.

Major Customers and Credit Concentration - The Company’s receivables are primarily with Federal government agencies. Revenues from the Company’s largest individual customers accounted for approximately 37%, 24% and 19% in 2005, 40%, 13%, 11% and 10% for the three months ended March 31, 2004, 50%, 16% and 14% in 2003, and 38%, 16%, 15% and 11% since inception, of total revenue, respectively.

Accounts Receivable - Accounts receivable of the Company are not collateralized and are due under terms stated to the customer. Customers having accounts receivable balances greater than 10% account for 36%, 27%, and 28% at March 31, 2005 and 25%, 15% and 13% at March 31, 2004 of total accounts receivable, respectively. It is the policy of management to review the outstanding accounts receivable periodically, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts for uncollectible amounts. Anticipated bad debts are considered by management to be negligible and, accordingly, no provision for bad debts has been included in the accompanying statements. At March 31, 2005, $57,874 of accounts receivable were greater than 90 days old.

Notes to Financial Statements, Continued

1.	Summary of Significant Accounting Policies and Other Disclosures (Continued)

Fair Value of Financial Instruments - The Company’s financial instruments consisted of cash, accounts receivable and notes payable. The fair value of these financial instruments approximated the carrying amounts reported in the Consolidated Balance Sheet.

Property and Equipment –Depreciation is computed using primarily the straight-line method over the estimated useful lives of the assets ranging between three and ten years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life. Routine repair and maintenance costs are expensed as incurred.

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

Advertising Costs - Advertising costs are charged to expense as incurred and totaled $6,363 and $51,387 for the year ended December 31, 2003, and from inception, respectively. There were no advertising costs for the year ended March 31, 2005 and the three months ended March 31, 2004.

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

Had compensation expense for the Company’s plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts as follows:

	Year Ended March 31, 2005	Three Months Ended March 31, 2004	Year Ended December 31, 2003	May 1, 2000 (Inception) to March 31, 2005
Basic and diluted:
Net loss, as reported	$(1,849,408)	$(326,364)	$(1,020,152)	$(4,006,688)
Stock based compensation, net of tax	22,727	—	—	22,727

Net loss, pro forma	$(1,872,135)	$(326,364)	$(1,020,152)	$(4,029,415)

Loss per share:
Basic and diluted, as reported	$(0.01)	$(0.00)	$(0.00)	$(0.02)

Basic and diluted, pro forma	$(0.01)	$(0.00)	$(0.00)	$(0.02)

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

Reclassifications – Certain amounts in previous fiscal years have been reclassified to conform to 2005 classifications.

New Accounting Standards – In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) will require the Company to recognize compensation expense for all stock-based compensation in our consolidated statements of earnings. Pro forma disclosure will no longer be an alternative. The Summary of Significant Accounting Policies—Accounting for Stock-Based Compensation, above, contains pro forma

Notes to Financial Statements, Continued

1.	Summary of Significant Accounting Policies and Other Disclosures (Continued)

disclosures regarding the effect on net earnings and earnings per share as if the Company had applied the fair value method of accounting for stock-based compensation. SFAS No. 123(R) will also require the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, as required under current guidance. The new requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. SFAS No. 123(R) is effective for fiscal years beginning after December 15, 2005, with early adoption permitted. The Company is currently evaluating the effect of this pronouncement on its options.

2.	Note Payable to Stockholder and Note Payable

At March 31, 2005 and 2004, the Company has a $549,431 note payable to a stockholder due June 25, 2007, bearing interest at 10% secured by certain royalty revenues of the Company. The Company incurred interest expense of $54,983 and $4,666 under these notes in 2005 and 2004, respectively.

At March 31, 2005, the Company also has convertible notes payable of $300,000 and $200,000, bearing interest at 10% with principal and interest payable at June 11, 2005 and June 15, 2005, respectively. Both notes are convertible into Common Shares at $0.25 per share at the option of the holders.

At March 31, 2004, the Company had a $300,000 note payable which the Company retired during 2005 with proceeds from several stockholders who exercised options to purchase 2,727,273 Common Shares of the Company at $0.11 per share. The options were originally granted in return for the option holders’ guarantee of the $300,000 note payable.

Subsequent to year end, AGT obtained additional loans totaling $250,000 from officers, directors and shareholders of the Company. These loans are payable upon demand and bear interest at a rate of 10% per annum.

3.	Property and Equipment

Property and equipment consists of the following at March 31:

	2005	2004
Equipment	$438,275	$438,275
Furniture and Fixtures	48,708	35,685
Computer Equipment	66,590	45,502
Leasehold Improvements	297,298	222,392

Total	850,871	741,854
Less Accumulated Depreciation & Amortization	(274,780)	(163,155)

New Property and Equipment	$576,091	$578,699

Notes to Financial Statements, Continued

3.	Property and Equipment (Continued)

Property and equipment under capital lease, which is included above, is comprised of the following:

	2005	2004
Equipment Under Capital Lease	$69,940	$69,940
Accumulated Amortization	(51,332)	(28,570)

Equipment Under Capital Lease - Net	$18,608	$41,370

Amortization of assets recorded under capital leases is included with depreciation expense in the accompanying financial statements. Depreciation expense (including amortization of assets under capital leases) amounted to $111,624, $25,242, $101,632 and $274,779 for the year ended March 31, 2005, three months ended March 31, 2004, the year ended December 31, 2003 and since inception, respectively.

4.	Lease Obligations

The company leases certain equipment under lease agreements classified as capital leases. These agreements expire in 2006. The Company incurred interest expense related to capital leases of $2,936 for the year ended March 31, 2005, $1,066 for the three months ended March 31, 2004 and $4,536 for the year ended December 31, 2003. Interest expense related to capital leases has not been significant in previous years.

The Company leases its office facilities under an agreement classified as an operating lease. The lease, which expires in April 2005, requires monthly rental payments of $7,164. Rental expense for all operating leases for the year ended March 31, 2005, the three months ended March 31, 2004, the year ended December 31, 2003, and since inception was approximately $75,000, $16,000, $71,000 and $214,000, respectively.

Subsequent to year end, the Company signed a new lease for its office facilities under an agreement classified as an operating lease. The lease, which expires in October 2010 with one three-year renewal period, requires monthly rental payments of $13,736.

Notes to Financial Statements, Continued

4.	Lease Obligations (Continued)

Future minimum lease payments for leases, by year and in the aggregate, consist of the following as of March 31, 2005:

	Operating	Capital
2006	$145,874	$22,899
2007	164,836
2008	164,836
2009	164,836
2010	164,836
2011	109,892	—

Total minimum lease payments	$915,110	22,899

Amount representing interest		906

Present value of minimum lease payments (all classified as current)		$21,993

5.	Interest Expense

Interest incurred and charged to expense for the year ended March 31, 2005, three months ended March 31, 2004, year ended December 31, 2003 and inception to date, totaled $83,200, $8,639, $25,102 and $129,477, respectively.

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

The Company maintains cash accounts at various financial institutions. The balances, at times, may exceed federally insured limits. At March 31, 2005 the Company had cash on deposit exceeding the federally insured limit by $75,560.

8.	Income Taxes

For tax purposes, as of March 31, 2005, the Company has net operating loss and foreign tax credit carryovers available to offset future income taxes. These carryovers expire as follows:

Net Operating Loss			Foreign Tax Credit
Year Generated	Year of Expiration	Amount	Year Generated	Year of Expiration	Amount
1997	2017	$149,268	1999	2004	$14,174
1998	2018	515,167	2000	2005	20,975
1999	2019	472,518	2001	2006	47,161
2000	2020	437,147	2002	2007	13,618
2001	2021	104,940
2002	2022	104,940
2003	2023	104,940
2004	2024	104,940
2005	2025	1,972,726	2003	2008	13,077
			2004	2009	8,207
			2005	2010	6,207

		$3,966,586			$123,419

Notes to Financial Statements, Continued

8.	Income Taxes (Continued)

Significant components of the Company’s deferred tax assets and liabilities as of March 31, 2005 are as follows:

Deferred tax assets consist of the following at March 31:

	2005	2004
Patents	$16,477	$16,477
Warrants	34,461	34,164
Reserves	—	7,706
Capital loss carryforward	64,633	—
Net operating loss carryovers	1,518,806	3,021,868
Foreign tax credit carryovers	117,212	117,212

Total deferred tax assets	1,751,589	3,197,427
Valuation allowance for deferred tax assets	(1,736,265)	(3,185,732)

Net deferred tax assets	15,324	11,695
Deferred tax liabilities:
Amortization	15,324	11,695

Total deferred tax liabilities	15,324	11,695

Net deferred tax assets	$—	$—

As described in Note 1, the reverse merger transaction with APH has resulted in a change in control as defined by the Internal Revenue Code, which limited the use of net operating loss carryovers in future periods. Management is unable to currently assert that it is more likely than not that the net deferred tax asset will be realized.

During 2005, the Company decreased its valuation allowance by $1,449,467 to reflect the effects of the net operating loss carryovers and the divestiture of certain of the Company’s subsidiaries in 2004.

Notes to Financial Statements, Continued

8.	Income Taxes (Continued)

The income tax benefit recognized for the year ended March 31, 2005 and three months ended March 31, 2004, compares with the statutory federal income tax expense as follows:

	2005	2004
Federal income tax benefit at statutory rate	$(715,175)	$(618,855)
Potential future tax benefit of net operating loss not recognized in the current year	715,175	618,855

Income tax	$—	$—

There is no federal income tax provision for the year ended December 31, 2003, as the Company was a limited liability company not subject to federal income taxes.

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

The Company has entered into an agreement with LandOak Securities, LLC (“LandOak Securities”) under which LandOak Securities agrees to use its reasonable best effort to place shares of the Company in return for a fee equal to 6% of the aggregate purchase price of shares sold. LandOak Securities, is owned by two shareholders of the Company, one of which is also a director. As of March 31, 2005, the Company owed $54,050 in commissions to LandOak Securities which is included in accounts payable.

11.	Loss Per Share

Basic earnings (loss) per share assumes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common stock outstanding during each period. As a result of the Company’s net losses, the effect of potentially dilutive outstanding stock options of 15,349,675 shares and convertible debt of 2,000,000 shares had an antidilutive effect. Basic and diluted loss per share are the same for all classes of the Company’s common stock (thus they are not presented separately).

Notes to Financial Statements, Continued

11.	Loss Per Share (Continued)

Common stock equivalents not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock were 690,071 at March 31, 2005.

The following table sets forth the computation of basic loss per share:

	Year Ended March 31, 2005	Three Months Ended March 31, 2004	Year Ended December 31, 2003	May 1, 2000 (Inception) to March 31, 2004
Loss:
Basic and diluted:
Loss attributable to common stockholders	$(1,849,408)	$(326,364)	$(1,020,152)	$(4,006,688)
Shares:
Basic and diluted:

Weighted average common shares outstanding	222,468,572	212,603,848	212,603,848	221,690,734

Loss per share	$(0.01)	$(0.00)	$(0.00)	$(0.02)

Weighted average Common Shares outstanding for the year ended December 31, 2003, and the period from May 1, 2000 (inception) to March 31, 2005, are retroactively computed to reflect the capital structure of the Company after the reverse merger.

12.	Stock Options

The Company established a stock option plan in fiscal year 1999 as a means to attract, retain and motivate its employees, non-employee board members and independent contractors. Management determines eligible persons. Each option granted under the plan is exercisable only during a fixed term from the date of grant as specified by management, but generally not to exceed 10 years. Vesting requirements of the options are determined by management, but are generally not less than one year from the date of grant. The exercise prices of the options are at least fair market value on the date of grant. The stockholders approved the issuance of up to 100,000 options to acquire Common Shares. In fiscal year 2003 options to purchase 10,000 shares expired and options to purchase 25,000 shares were granted, in fiscal 2004 options to purchase 20,000 shares expired, and in fiscal 2005 options to purchase 50,000 shares expired. The plan has been terminated.

The Company has an incentive stock option plan in conjunction with the appointment of a former President and Chief Executive Officer. The Company granted the employee options to purchase 690,071 Common Shares of the Company. Under the plan, options to purchase 230,024 shares vested

Notes to Financial Statements, Continued

12.	Stock Options (Continued)

on the first anniversary and are exercisable at a price of $1.00 per share, options to purchase 230,024 shares vested on the second anniversary and are exercisable at a price of $3.50 per share, and the remaining options to purchase 230,023 shares vested on the third anniversary are exercisable at a price of $7.00 per share. All options under the plan must be exercised within five years of vesting or they will expire. Subsequent to year-end, options to purchase 230,024 shares at $1.00 per share expired.

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

In fiscal 2005, the Company issued stock options to two employees to purchase 909,091 of Common Shares each at $0.11 per share which expire in two and three years respectively. Compensation expense of $209,909 was recognized in fiscal 2005 related to these options.

No compensation expense was recognized in 2003 and 2004. A summary of options outstanding as of March 31, 2005 and changes during 2003 through 2005 is presented below:

	Common Shares	Weighted Average of Exercise Prices	Weighted Average Grant Date Fair Value	Stock Options Exercisable	Weighted Average Exercise Price
Under option at April 1, 2002	770,071			540,048	$3.53
Options granted	25,000	$.20	$.19
Options forfeited	(10,000)	$.94

Under option at March 31, 2003	785,071			785,071	$3.45
Options granted	13,506,493	$.09	$.02
Options expired	(20,000)	$.50

Under option at March 31, 2004	14,271,564			14,271,564	$0.27
Options granted	1,818,182	$.11	$.27
Options expired	(50,000)	$1.00

Under option at March 31, 2005	16,039,746			16,039,746	$0.25

Notes to Financial Statements, Continued

12.	Stock Options (Continued)

The following table summarizes information about stock options at March 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at 3/31/05	Weighted Average Remaining Contractual Life (months)	Weighted Average Exercise Price	Number Exercisable At 3/31/05	Weighted Average Exercise Price
$0.07 –0.11	15,324,675	44.6	$.09	13,506,493	$.09
$0.20 –1.00	255,024	4.74	$.92	255,024	$.92
$3.50	230,024	14.00	$3.50	230,024	$3.50
$7.00	230,023	26.00	$7.00	230,023	$7.00

The weighted average remaining contractual life of outstanding options at March 31, 2005 was 3.61 years. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend growth rate	0.00%
Expected volatility	11.9%
Risk-free interest rate	4.89%
Expected lives	3 to 10 years

13.	Capital Stock

Classes of stock: The total number of shares which the Company is authorized to issue is 415,600,000 shares and all shares have a par value of $0.01 per share. There are 400,000,000 Common Shares authorized of which 224,132,488 were issued and outstanding as of March 31, 2005. There are 5,000,000 Class B Common Shares authorized of which 750,000 were issued and outstanding as of March 31, 2005. There are 600,000 Class D Common Shares authorized of which none were issued and outstanding as of March 31, 2005. There are 10,000,000 Preferred Shares authorized of which none were issued and outstanding as of March 31, 2005. The Common Shares and the Class B Common Shares are identical in all respects and have equal rights and privileges except as noted below. There are no cumulative voting or any preferential or preemptive rights for any of AGT’s classes of stock except that holders of Class B Common Shares have preemptive rights with respect to the issuance of Class B Common Shares only. The Board of Directors has the authority to issue, in one or more series, Preferred Shares, having such preferences, rights and limitations as established by the Board of Directors. However, the voting rights of Preferred Shares may not exceed the voting rights of Common Shares.

Subsequent to year end, the Company issued an additional 220,000 Common Shares at $0.25 per share to investors and 18,000 Common Shares as directors’ compensation.

Dividends: The Company may not pay dividends during any fiscal year to holders of Class B Common Shares: (1) unless the holders of Common Shares are first paid a dividend of at least $0.05 per share, and (2) such Class B Common dividends per share do not exceed the dividends per share paid to holders of Common Shares. The dividend preference for Common Shares is not cumulative.

Notes to Financial Statements, Continued

13.	Capital Stock (Continued)

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

As of March 31, 2005, Common Shares have been reserved as follows:

Stock options	16,039,746
Conversion of Class B Common Shares to Common Shares	750,000

16,789,746

14.	Intangible Assets

Intangible assets at March 31, 2005, include:

	Amount	Accumulated Amortization	Net	Amortization Period
Commercialization Rights	$1,525,000	$259,306	$1,265,694	15 years
Sewing Patents	189,701	46,994	142,707	20 years
Purchased Patents	100,000	14,815	85,185	18 years
Trademark	966	110	856	40 years
Other	45,246	—	45,246	—

Total	$1,860,913	$321,225	$1,539,688

Notes to Financial Statements, Continued

14.	Intangible Assets (Continued)

Intangible assets at March 31, 2004, include:

	Amount	Accumulated Amortization	Net	Amortization Period
Commercialization Rights	$1,525,000	$157,640	$1,367,360	15 years
Sewing Patents	189,701	40,956	148,745	20 years
Purchased Patents	100,000	9,259	90,741	18 years
Trademark	966	87	879	40 years
Other	28,353	—	28,353	—

Total	$1,844,020	$207,942	$1,636,078

Amortization expense amounted to $113,284, $27,314, $107,245, and $280,991 for the year ended March 31, 2005, the three months ended March 31, 2004, the year ended December 31, 2003 and since inception, respectively.

Amortization costs for the next five years are expected to be approximately $113,000 per year.

15.	Employee Benefit Plan

Effective April 1, 2004, the Company adopted a retirement savings plan (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan whereby employees who have completed six months of service, a minimum of 1,000 hours of service and are age 21 or older are eligible to participate. Currently, Company contributions are made at 100% of the employee’s contribution up to 3% of total annual compensation and 50% of the next 2% of total annual compensation. Employees are vested immediately. The matching contribution by the Company to the 401(k) Plan for 2005 was approximately $43,000.

16.	Related Party Transactions

As of March 31, 2005 and 2004, the Company has $88,560 in accounts payable to an entity owned by the Company’s Chief Executive Officer for consulting fees incurred in relation to the Company’s reverse merger.

17.	Continuing Operations

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realizations of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company had losses of $1,849,408, $326,364, $1,020,152 and $4,006,688 for the year ended March 31, 2005, the three months ended March 31, 2004, the year ended December 31, 2003 and inception to date, respectively. This factor, among others, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. Management realizes the Company must reach profitable operations and generate additional funds in order to continue as a going concern. The Company expects that additional capital will be raised through private placement offerings to fund the continuing efforts to commercialize the OAUGDP® technology. Absent additional capital, management may reduce commercialization costs and focus on existing revenue generated from research and development contracts.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and the Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures as of March 31, 2005. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2005 were effective in timely alerting him to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.

Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting or in other factors identified in connection with the evaluation described above that occurred during the fiscal quarter ended March 31, 2005 or subsequent to March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information.

There was no information required to be disclosed in a report on Form 8-K by the Company during the fourth quarter of fiscal 2005 that was not reported.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following are the executive officers and directors of AGT. Brief descriptions of their experience follow.

Name	Position
Thomas W. Reddoch	Chairman, Chief Executive Officer, Director

Kimberly Kelly-Wintenberg	President, Chief Operating Officer, Director

Sharon L. Draper	Chief Accounting Officer, Vice President of Finance, Secretary

David J. DeCrane	Director

Michael W. Howard	Director

Patrick L. Martin	Director

Thomas W. Reddoch, Ph.D., age 59, is Chairman, CEO, and a director of AGT. He was elected a director of AGT in December 2001. Mr. Reddoch was CEO and President of Container Technologies, Inc. in Helenwood, Tennessee where he held this position from December 1999 through February 2003. Mr. Reddoch previously served as President of Format Industries, Inc., Knoxville T. from 1996 to 1999, was a management consultant from 1994 to 1996 and was a founder and Executive Vice President of Electrotek, Concepts, Inc. from 1984 to 1994. Mr. Reddoch received his B.S. in Electrical Engineering in 1967 and his M.S. in Electrical Engineering in 1969 from Lamar University in Beaumont, Texas and a Ph.D. in Electrical Engineering from Louisiana State University in Baton Rouge, Louisiana in 1973. Mr. Reddoch also serves as a Governor and Chairman for Atmospheric Plasma Holdings, LLC in Knoxville, Tennessee and is the President and member of the Board of Directors of Tennessee Center for Research and Development in Knoxville, Tennessee.

Kimberly Kelly-Wintenberg, Ph.D., age 44, is President and COO of AGT and has held such positions since February of 2004. She was also elected a director of AGT in February 2004. Ms. Kelly-Wintenberg is the principle founder, a Governor and the Chief Manager of Atmospheric Plasma Holdings, LLC (APH). Since January 2000, she has served as Chief Executive Officer and President APH. Prior to that from August 1993 through December 1999, she was an Instructor, Senior Research Associate and Research Assistant Professor at the University of Tennessee in Knoxville, Tennessee. She received her B.S. in Microbiology from East Tennessee State University in 1983 and her Ph.D. in Microbiology from the University of Tennessee in 1991.

Sharon L. Draper, age 49, was elected Chief Accounting Officer, Vice President of Finance and Secretary in October 2002 and continues that role. From June 2000 to December 2000, Ms. Draper was Chief Financial Officer for LandOak Company, LLC, and the predecessor company to LandOak. From August 1994 to June 2003, Ms. Draper was a Managing Partner for Venture Alliance, LLC, a Knoxville, Tennessee based venture development firm. Ms. Draper is the Vice President and CFO of Container Technologies Industries, LLC since December 1999. Ms. Draper received a B.S. in Business Administration from the University of Tennessee in 1978.

David J. DeCrane, age 67, was elected a director of AGT in February 2004. He recently has been a consultant for American Share Insurance, Inc. (“ASI”) for which company he served as the CEO of the United Telephone, a credit union that is under ASI conservatorship. This follows a distinguished career in the credit union industry where he served as CEO/President of The Telephone Credit Union, Inc. (“TCU”) in Cleveland, Ohio for eighteen years from 1984 to 2002 before retiring. TCU serves over 22,000 members in all fifty states with assets valued in excess of $89M and provides services to such companies as SBC/Ameritech, ATT, Lucent, Roadway Express, and FEDEX. Mr. DeCrane was previously employed by Union Commerce and Huntington Banks in various executive positions for over ten years. In addition, he was

President and Co-Founder of Computer Systems Co. for ten years, a firm designed to provide to the information industry management and consulting services, software, and computer hardware for financial, manufacturing, retail, and other organizations. Mr. DeCrane’s field of study was Business Administration and Finance with Computer Science and he attended the University of Nebraska from 1956 to 1958 and Cleveland State University/John Carroll from 1959 to 1961.

Michael W. Howard, age 46, was elected a director of AGT in February 2004. He is CEO and President of EPRI Solutions, Inc. and holds the same position with EPRI-PEAC Corporation, Knoxville, Tennessee (which merged with EPRI Solutions in January 2005) and has held these positions since 1999. EPRI Solutions offers engineering and technical solutions, management consulting and information products to the energy industry. EPRI-PEAC is a provider of high-value, proactive solutions to enhance the reliability and quality of electric power for the utility industry that depends on digital-quality power for global commerce. Dr. Howard has over 22 years of increasing levels of responsibility with technology companies ranging from entrepreneurial start-ups to large public companies. He has held a variety of management positions in general management, finance, sales and marketing, research and development, and operations. Dr. Howard began his career at Westinghouse Electric Corporation in 1980 as a participant in their three-year executive management training program. In 1985, he joined a start-up technology company that was partially funded by Westinghouse and later sold to Westinghouse in 1990. In 1990, he formed a technology products company which he sold in 1992. Before joining EPRI-PEAC in 1997, he was President of a venture capital firm from 1993 to 1997 and evaluated hundreds of early-stage technology investment opportunities resulting in a dozen investments and a 25% compounded return to investors. He is a director and is Secretary of the Tennessee Center for Research and Development, Knoxville, Tennessee. He received his B.S. in Electrical Engineering from the University of Tennessee 1980; his M.S. in Business and Engineering Management from the University of Pittsburg in 1983; and his PhD in Engineering Science from the University of Tennessee in 1996

Patrick L. Martin, age 52, Mr Martin is a director and serves as the chief fund raiser for AGT. Mr. Martin was elected a director of AGT in May 1999. Since August of 1981, Mr. Martin has been employed by The Lanrick Group, Inc. in Knoxville, Tennessee where he provides financial planning and services. Mr. Martin is the owner of numerous businesses. Mr. Martin received a B.A. in Business Administration from the University of Tennessee in Knoxville in 1974 and a Masters in Financial Planning from The College of Financial Planning in Denver, Colorado in 1995.

Committees of the Board of Directors and Nominations

AGT has an audit and a compensation committee. David DeCrane, Mike Howard and Pat Martin serve on both committees with Mr. DeCrane serving as Chair of the Audit Committee and Mr. Howard serving as Chair of the Compensation Committee. A copy of the Audit Committee’s charter is attached as an exhibit. AGT does not have an audit committee financial expert. It is a small company and has not been able to expand the board or secure the services of one. The Board of Directors has not at this time formally adopted a Code of Ethics, but management has prepared an initial draft of the Code and the Board expects to address this issue at upcoming meetings. Some related issues are discussed in the Audit Committee’s charter.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires AGT’s directors, officers and persons who beneficially own more than ten percent of the Common Shares (each, a “Reporting Person”) to file reports of ownership and changes of ownership with the SEC. Copies of all filed reports are required to be furnished to the issuer pursuant to the Exchange Act. Based solely upon a review of the forms and amendments thereto furnished to AGT during the fiscal year ended March 31, 2005, we believe that each Reporting Person complied with all applicable filing requirements during such fiscal year.

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

Compensation under Mr. Reddoch’s agreement, in addition to benefits commensurate to those provided to other key employees, reimbursement of certain expenses is a base salary of $150,000 (subject to annual reviews and increases by the Board of Directors). Beginning March 1, 2004, he received a signing bonus of $20,000 paid in monthly installments over the first year of the agreement. His performance bonus will be determined by AGT’s Compensation Committee. In addition to the compensation described above, Mr. Reddoch received incentive stock options to purchase up to 4,000,000 Common Shares at $0.11 in March 2004. The options are exercisable for ten years from the date they vest.

Compensation under Ms. Kelly-Wintenberg’s agreement in addition to benefits commensurate to those provided to other key employees, reimbursement of certain expenses is a base salary of $130,000 (subject to annual reviews and increases by the Board of Directors). Beginning March 1, 2004, she receives an annual car allowance of $15,000 for a period of three years. Her performance bonus will be determined by AGT’s Compensation Committee. In addition to the compensation described above, Ms. Kelly-Wintenberg received incentive stock options to purchase up to 250,000 Common Shares at $0.11. The options are exercisable within three years period beginning March 1, 2004.

The following table sets forth the compensation of the Chairman and Chief Executive Officer, Mr. Reddoch, the President and Chief Operating Officer, Ms. Kelly-Wintenberg, and the Vice President of Finance and Chief Accounting Officer, Ms. Draper, for the fiscal years ended March 31, 2005, 2004 and 2003:

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)	Other Annual Compensation ($)(2)	Securities Underlying Options (#)
Thomas W. Reddoch, Chairman, Chief Executive Officer	2005 2004	150,000 8,654	20,000 -0-	13,188 440	-0- 4,000,000
Kimberly Kelly-Wintenberg, President, Chief Operating Officer	2005 2004	130,000 9,904	15,000 -0-	10,971 369	-0- 250,000
Sharon L. Draper Vice President of Finance, Chief Accounting Officer, Secretary	2005 2004	102,336 6,240	-0- -0-	10,685 367	909,091 -0-

(1)	Mr. Reddoch, Ms. Kelly-Wintenberg and Ms. Draper became full time officers and employees of AGT effective February 29, 2004 and the compensation listed for fiscal year 2004 reflects only the compensation received for a one month period. Metrik Corporation, a consulting firm owned by Mr. Reddoch, billed (prior to Mr. Reddoch’s employment by AGT) AGT, for consulting services provided in fiscal years 2004 and 2003, $88,560 and $43,233, respectively. AGT still owes Metrik Corporation $88,560. In addition, Mr. Reddoch received $106,302 from APH in fiscal year 2004 for consulting services provided. Ms. Draper was employed part time by LandOak Company, LLC, a wholly owned subsidiary of AGT, and part time by APH and served as an officer of AGT by virtue of her position with the subsidiary during fiscal year 2003.
(2)	Other annual compensation for Mr. Reddoch includes $5,613 and $279 in health insurance premiums for fiscal year 2005 and 2004, respectively, $1,298 and $161 for cell phone services for fiscal year 2005 and 2004, respectively, and $6,277 in fiscal year 2005 in matching funds under AGT’s 401(k). Other annual compensation for Ms. Kelly-Wintenberg includes $3,160 and $128 in health insurance premiums (single rates are reported, family coverage received under Ms. Kelly-Wintenberg’s husband’s employment package with AGT) for fiscal year 2005 and 2004, respectively, $2,457 and $241 for cell phone services for fiscal year 2005 and 2004, respectively, and $5,354 in fiscal year 2005 in matching funds under AGT’s 401(k). Other annual compensation for Ms. Draper includes $6,853 and $367 in health insurance premiums for fiscal year 2005 and 2004, respectively, and $3,832 in fiscal year 2005 in matching funds under AGT’s 401(k) plan.

Option/SAR Grants in Last Fiscal Year

Individual Grants

Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARS Granted to Employees in Fiscal Year	Exercise of Base Price ($/Sh)	Expiration Date
Sharon L. Draper	909,091	100%	0.11	7/14/07

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

Name and Address	Title of Class	Total Number of Securities Owned Beneficially	Percent of Class (1)
Michael A. Atkins (1) 2001 Sand Street Kingsport, TN 37660	Common Shares	18,196,563	8%

Patrick L. Martin (2) 30 Rivendell Knoxville, TN 37922	Common Shares Class B Common Shares	26,714,916 250,000	12 33	% %

Atmospheric Plasma Holdings, LLC (3) 924 Corridor Park Blvd Knoxville, TN 37932	Common Shares Class B Common Shares	89,320,265 500,000	40 67	% %

Kimberly Kelly-Wintenberg (4) 12625 Bayview Drive Knoxville, TN 37922	Common Shares Class B Common Shares	89,570,265 500,000	40 67	% %

Daniel M. Sherman (5) 1544 Clearbrook Drive Knoxville, TN 37922	Common Shares Class B Common	89,661,174 500,000	40 67	% %

Suzanne L. South (6) 1437 Ellis Woods Loop Road Sevierville, TN 37876	Common Shares Class B Common	89,661,174 500,000	40 67	% %

Thomas W. Reddoch (7) 5329 Hickory Hollow Road Knoxville, TN 37919	Common Shares Class B Common Shares	93,320,265 500,000	41 67	% %

Name and Address	Title of Class	Total Number of Securities Owned Beneficially	Percent of Class (1)
Sharon L. Draper (8) 1707 Split Ridge Road Knoxville, TN 37922	Common Shares	909,091	*

David J. DeCrane 3525 Archwood Drive Rocky River, OH 44116	Common Shares	96,000	*

Michael W. Howard 8921 Legends Lake Lane Knoxville, TN 37922	Common Shares	56,000	*

Directors and Officers As a Group (9)	Common Shares Class B Common Shares	121,346,272 750,000	51 100	% %

*	less than 1%
1.	The number of Common Shares listed for Mr. Atkins includes 7,832,571 Common Shares owned by his wife, Sherry Len Turner; and 500,000 Common Shares owned by R & R Family Trust of which Mr. Atkins and his wife are trustees.
2.	Mr. Martin is a director of AGT. The number of Common Shares listed for Mr. Martin includes 1,000,000 Common Shares owned by his wife, Deborah N. Martin; 250,000 Common Shares that he would receive if he converted his Class B Common Shares to Common Shares; and 7,142,857 Common Shares that Mr. Martin would receive if he exercised his options.
3.	The number of Common Shares listed for APH includes 500,000 Common Shares that it would receive if it converted its Class B Common Shares to Common Shares; and 1,363,636 Common Shares that it would receive if it exercised its options.
4.	Ms. Kelly-Wintenberg is President, Chief Operating Officer and a director of AGT as well as the Chief Manager, a Governor and an owner of voting interests in APH. The number of Common Shares listed for Ms. Kelly-Wintenberg includes the Common Shares beneficially owned by APH; and 250,000 Common Shares that she would receive if she exercised her options.
5.	Mr. Sherman is an employee is AGT and a Governor and an owner of voting interests in APH. The number of Common Shares listed for Mr. Sherman includes the Common Shares beneficially owned by APH; and 250,000 Common Shares that he would receive if he exercised his options.
6.	Ms. South is an employee of AGT and a Governor and an owner of voting interests in APH. The number of Common Shares listed for Ms. South includes the Common Shares beneficially owned by APH; and 250,000 Common Shares that she would receive if she exercised her options.

7.	Mr. Reddoch is Chairman and Chief Executive Officer and a director of AGT as well as the Chairman of APH, a Governor and an owner of nonvoting interests in APH. The number of Common Shares listed for Mr. Reddoch includes the Common Shares beneficially owned by APH; and 4,000,000 Common Shares that he would receive if he exercised his options.
8.	Ms. Draper is Vice President of Finance, Chief Accounting Officer and Secretary of AGT. The number of shares listed for Ms. Draper are the 909,091 Common Shares that she would receive if she exercised her options.
9.	The number of Common Shares listed for the directors and officers include all of the Common Shares beneficially owned by APH (through Ms. Kelly-Wintenberg and Mr. Reddoch); the 4,000,000 Common Shares Mr. Reddoch would receive if he exercised his options; the Common Shares 250,000 Ms. Kelly-Wintenberg would receive if she exercised her options; the 909,091 Common Shares Ms. Draper would receive if she exercised her options; and the following shares beneficially owned by Mr. Martin: 1,000,000 Common Shares owned by Mr. Martin’s wife, Deborah N. Martin; 250,000 Common Shares that he would receive if he converted his Class B Common Shares to Common Shares; and 7,142,857 Common Shares that Mr. Martin would receive if he exercised his options.

See the section on Equity Compensation Plan Information for additional information regarding AGT’s equity compensation plans.

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

Upon consummation of the acquisition of the assets of APH, Patrick L. Martin, a director and shareholder of AGT, received options to acquire 7,142,857 AGT Common Shares for $500,000 ($0.07 per share) for three years following the closing of the acquisition. As part of the acquisition, APH required that it receive 500,000 Class B Common Shares and that the current sole Class B shareholder, Mr. Martin, convert two-thirds of his Class B Common Shares to Common Shares at which point APH would be able to elect 75% of the directors of AGT. The Company believed that the transaction with APH should be consummated and issued these options to induce Mr. Martin to convert 500,000 Class B Common Shares to Common Shares which has happened. The estimated fair value of the options is $214,286. Mr. Martin has also agreed on May 31, 2005, to loan AGT up to $50,000 under a demand note bearing interest at 10% per annum.

LandOak Securities, LLC, a Tennessee limited liability company, owned 75% by Pat Martin and 25% by Mike Atkins received a 6% commission on the amount raised in the private placements completed in fiscal year 2004 and is entitled to receive the same commission on funds raised in the current private placement as placement agent for the offerings.

Mr. Reddoch, who currently is Chairman and Chief Executive Officer and a director of AGT is a governor of APH which transferred its assets to AGT in exchange for AGT Common Shares and other consideration which is described in more detail elsewhere herein. Mr. Reddoch was the President of Tennessee Center for Research and Development (“TCRD”) until August 2002 and continues to serve as a director. TCRD is a 16% owner of APH and loaned $250,000 to APH. The loan was converted to AGT Common Shares at a rate of $0.07 per share. On May 18, 2005, Mr. Reddoch agreed to loan AGT up to $100,000 under a demand note bearing interest at 10% per annum.

Ms. Kelly-Wintenberg, President, Chief Operating Officer, a director and a shareholder of AGT together with Alan Wintenberg, her husband and an officer of AGT, loaned AGT $50,000 under a demand note bearing interest at 10% per annum.

APH, as well as one of AGT’s directors Patrick L. Martin and Michael A. Atkins will receive piggyback registration rights for twelve months beginning after the end of the twelve month restriction on sale which was part of the Transfer Agreement between AGT and APH.

Item 13. Exhibits.

	Exhibit Table Number	Page Number
I. Articles of Incorporation and Bylaws	3
(i) Certificate of Incorporation of Tice Technology, Inc.		±
(ii) Certificate of Amendment to Certificate of Incorporation of Tice Technology, Inc.		*
(iii) Amended and Restated Bylaws of Atmospheric Glow Technologies, Inc.		49

II. Instruments Defining Rights of Security Holders	4
(i) Registration Rights Agreement Giving Purchasers under the Private Placement Closed on June 25, 1999 Certain Demand and Piggyback Registration Rights		#
(ii) Incentive Stock Option Plan and Agreement Between Charles R. West and Tice Technology, Inc.		#

III. Voting Trust Agreement and Amendments	9
(i) Voting Agreement between Atmospheric Plasma Holdings, LLC (formerly Atmospheric Glow Technologies, LLC) and Patrick L. Martin		*

IV. Subsidiaries of the Small Business Issuer	21	*

V. Rule 13a-14(a)/15d-14(a) Certifications	31
(i) Certifications – Chief Executive Officer, Thomas W. Reddoch		70
(ii) Certifications – Chief Accounting Officer, Sharon L. Draper		72

VI. Section 1350 Certifications	32
(i) Certification –Chief Executive Officer, Thomas W. Reddoch and Chief Accounting Officer, Sharon L. Draper		74

VII. Additional Exhibits
(i) Audit Committee Charter	99	75

±	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Tice Technology, Inc. that became effective August 1, 1997.
*	Previously filed as an exhibit to Form 10-KSB for the year ended March 31, 2004.
#	Previously filed as an exhibit to Form 10-K for the year ended March 31, 2000.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered for the audit of AGT’s annual financial statements for the 2005 and 2004 fiscal years and the review of the financial statements included in AGT’s Forms 10-QSB for such fiscal years by Coulter & Justus, P.C. were $63,386 and $54,549, respectively

Audit - Related Fees

During fiscal year 2004, AGT paid Coulter & Justus, P.C. $13,756 for audit related fees which were for services in connection with the preparation of AGT’s Proxy Statement for the shareholders meeting held in fiscal year 2004. No such fees were paid in fiscal year 2005.

Tax Fees

In fiscal years 2005 and 2004, AGT paid Coulter & Justus, P.C. $10,506 and $6,517, respectively, in fees for tax advice and planning services.

All Other Fees

AGT did not pay Coulter & Justus, P.C. any, other fees in fiscal years 2005 and 2004.

Audit Committee

AGT formed a formal Audit Committee at the meeting of its Board of Directors held in April 2005. A copy of the charter adopted by the Audit Committee is attached which describes its policies and procedures. The fees described above were not pre-approved by the Audit Committee as it did not exist at the time the fees were incurred.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atmospheric Glow Technologies, Inc.

By:	/s/ Thomas W. Reddoch	on June 29, 2005
Thomas W. Reddoch, Chairman, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas W. Reddoch	on June 29, 2005
Thomas W. Reddoch, Chairman, Chief Executive Officer, Director

/s/ Kimberly Kelly-Wintenberg	on June 29, 2005
Kimberly Kelly-Wintenberg, President, Director

/s/ Sharon L. Draper	June 29, 2005
Sharon L. Draper, Chief Accounting Officer

/s/ Patrick L. Martin	on June 29, 2005
Patrick L. Martin, Director

/s/ David J. DeCrane	on June 29, 2005
David J. DeCrane, Director

/s/ Michael W. Howard	on June 29, 2005
Michael W. Howard, Director