Form 10QSB
period 2005-06-30
ATMOSPHERIC GLOW TECHNOLOGIES INC
filed 2005-08-15
CIK 1020676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

Commission File Number 333-11591

Atmospheric Glow Technologies, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	62-1647888
(State of incorporation)	(IRS Employer Identification Number)

924 Corridor Park Boulevard

Knoxville, Tennessee 37932

(Address of principal executive offices)

(865) 777-3776

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of each of the registrant’s classes of common stock on August 10, 2005 was 224,312,488 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

Exhibit Index at page 13.

PART I          FINANCIAL INFORMATION

Item 1.         Financial Statements.

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Balance Sheets

	June 30, 2005	March 31, 2005(1)
	(unaudited)
Assets
Cash and cash equivalents	$17,960	$153,655
Receivables	259,338	301,145
Prepaid expenses	66,394	13,879

Total current assets	343,692	468,679
Property and equipment, less accumulated depreciation	610,566	576,091
Intangible assets, less accumulated amortization	1,514,009	1,539,688
Deposits	12,003	10,949

Total assets	$2,480,270	$2,595,407

Liabilities and Stockholders’ Equity
Notes payable to related parties	$799,431	$549,431
Notes payable	554,000	500,000
Current portion of capital leases	19,079	21,993
Accounts payable	499,464	403,609
Accrued expenses	497,722	363,190

Total current liabilities	2,369,696	1,838,223
Capital leases, less current portion	13,118	—

Total liabilities	2,382,814	1,838,223
Stockholders’ equity	97,456	757,184

Total liabilities and stockholders’ equity	$2,480,270	$2,595,407

(1)	The March 31, 2005 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	May 1, 2000 (Inception) to June 30, 2005
	(unaudited)	(unaudited)	(unaudited)
Operating revenues:
Contract revenues earned	$285,441	$491,588	$4,198,745
Other revenues	—	3	73,478

Total operating revenues	285,441	491,591	4,272,223

Operating expenses:
Payroll and related costs	582,151	514,948	4,531,681
Laboratory expenses	154,388	189,465	1,781,182
General and administrative expenses	208,630	275,802	2,625,776

Total operating expenses	945,169	980,215	8,938,639

Net loss	$(659,728)	$(488,624)	$(4,666,416)

Loss per share (basic and diluted):	$(0.00)	$(0.00)	$(0.02)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Statement of Stockholders’ Equity

From May 1, 2000 (Inception) to June 30, 2005 (unaudited)

	Previous Shares	Previous Share Amount	Common Shares	Common Amount	Class B Common Shares	Class B Common Amount	Stock Under Option	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Shares issued October 20, 2000	101,101	$116,020	—	$—	—	$—	$—	$—	$—	$116,020
Non-member contribution in 2000								34,730		34,730
Additional amounts received in 2001 for shares previously issued		4,700								4,700
Shares redeemed in 2001	(11,200)	(13,000)								(13,000)
Shares issued in 2002	9,877	168,235								168,235
Recapitalization of company resulting from reverse merger on February 29, 2004	(99,778)	(275,955)	210,828,848	2,108,288	750,000	7,500		705,681		2,545,514
Common stock issued in 2004			2,050,000	20,500				205,000		225,500
Net loss through March 31, 2004									(2,157,280)	(2,157,280)

Balance at March 31, 2004	—	—	212,878,848	2,128,788	750,000	7,500	—	945,411	(2,157,280)	924,419
Common stock issued			11,253,640	112,536				1,278,728		1,391,264
Stock based compensation							118,182	290,909		290,909
Net loss									(1,849,408)	(1,849,408)

Balance at March 31, 2005	—	—	224,132,488	2,241,324	750,000	7,500	118,182	2,515,048	(4,006,688)	757,184
Net loss									(659,728)	(659,728)

Balance at June 30, 2005	—	$—	224,132,488	$2,241,324	750,000	$7,500	$118,182	$2,515,048	$(4,666,416)	$97,456

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Statements of Cash Flows

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	May 1, 2000 (Inception) to June 30, 2005
	(unaudited)	(unaudited)	(unaudited)
Net cash used in operating activities	$(382,018)	$(838,758)	$(3,728,427)

Investing activities
Additions to intangible assets	(2,642)	(9,322)	(1,628,853)
Purchase of property and equipment	(47,167)	(23,420)	(803,005)

Net cash used in investing activities	(49,809)	(32,742)	(2,431,858)

Finance activities
Proceeds from short term notes	317,500	57,500	4,696,500
Repayments of short term notes	(13,500)	(300,000)	(380,000)
Cash acquired in reverse merger	—	—	53,017
Proceeds from issuance of common stock	—	984,714	1,616,764
Proceeds from issuance of members’ equity	—	—	217,720
Redemption of members’ interest	—	—	(13,000)
Increase in minority interest	—	—	43,058
Principal payments on capital lease obligations	(7,868)	(5,557)	(55,814)

Net cash provided by financing activities	296,132	736,657	6,178,245

Net (decrease) increase in cash and cash equivalents	(135,695)	(134,843)	17,960
Cash and cash equivalents at beginning of period	153,655	301,926	—

Cash and cash equivalents at end of period	$17,960	$167,083	$17,960

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,928	$6,482	$108,818
Members’ equity in exchange for rent	—	—	4,500
Equipment contributed by non-members	—	—	34,730
Equipment acquired with capital lease	18,072	—	88,011
Furniture acquired with note payable	—	—	11,600
Note payable paid with equity	—	—	36,600
Minority interest in subsidiary acquired with equity	—	—	27,310
Debt satisfied with stock			2,960,495
Net assets obtained in reverse merger	—	—	151,749
Net liabilities assumed in reverse merger	—	—	597,321

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments made are of a normal recurring nature. Operating results for the three-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

The balance sheet at March 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as of and for the period ended March 31, 2005.

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

Had compensation expense for the Company’s plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts as follows:

	Three months ended June 30,		May 1, 2000 (Inception) to June 30, 2005
	2005	2004
Basic and diluted:
Net loss, as reported	$(659,728)	$(488,624)	$(4,666,416)
Stock based compensation, net of tax	—	8,182	22,727

Net loss, pro forma	$(659,728)	$(496,806)	$(4,689,143)

Loss per share:
Basic and diluted, as reported	$(0.00)	$(0.00)	$(0.02)

Basic and diluted, pro forma	$(0.00)	$(0.00)	$(0.02)

New Accounting Standards - In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) will require the Company to recognize compensation expense for all stock-based compensation in our consolidated statements of earnings. Pro forma disclosure will no longer be an alternative. The Summary of Significant Accounting Policies —Accounting for Stock-Based Compensation, above, contains pro forma disclosures regarding the effect on net earnings and earnings per share as if the Company had applied the fair value method of accounting for stock-based compensation. SFAS No. 123(R) will also require the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, as required under current guidance. The new requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. SFAS No. 123(R) is effective for fiscal years beginning after December 15, 2005, with early adoption permitted. The Company is currently evaluating the effect of this pronouncement on its options.

2.	Notes Payable

During the quarter ended June 30, 2005, the Company obtained loans totaling $250,000 from officers, directors and shareholders of the Company. These loans are payable upon demand and bear interest at a rate of 10% per annum. Subsequent to June 30, 2005, the Company obtained additional loans totaling $250,000 from officers, directors and shareholders of the Company under these same arrangements and a loan from a financial institution totaling $50,000.

During the quarter ended June 30, 2005, the Company also financed certain insurance premiums through the issuance of a $67,500 note payable in nine monthly installments bearing interest at 7.9%.

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

Common stock equivalents not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock were 460,047 at June 30, 2005.

The following table sets forth the computation of basic loss per share for the three months ended June 30, 2005 and 2004, and from inception to June 30, 2005:

	Three months ended June 30,		May 1, 2000 (Inception) to June 30, 2005
	2005	2004
Loss:
Basic and diluted:
Loss available to common stockholders	$(659,728)	$(488,624)	$(4,666,416)
Shares:
Basic and diluted:
Weighted shares outstanding	224,882,488	219,277,260	222,253,985

Loss per share	$(0.00)	$(0.00)	$(0.02)

Weighted average Common Shares outstanding for the period from May 1, 2000 (inception) to June 30, 2005, are retroactively computed to reflect the capital structure of the Company after the reverse merger.

4.	Continuing Operations

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company had losses of $659,728, $488,624, and $4,666,416 in the quarters ended June 30, 2005 and 2004, and inception to date, respectively. This factor, among others, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. Management realizes the Company must reach profitable operations and generate additional funds in order to continue as a going concern. The Company expects that additional capital will be raised through private placement offerings to fund the continuing efforts to commercialize the OAUGDP® technology. Absent additional capital from time to time, management may reduce commercialization costs and focus more effort on existing revenue generated from research and development contracts.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Atmospheric Glow Technologies, Inc. (collectively with subsidiary, “AGT” or the “Company”) acquired substantially all of the assets of Atmospheric Plasma Holdings, LLC (“APH”) in exchange for shares and options of AGT and other consideration effective February 29, 2004 in a transaction accounted for as a reverse acquisition. As such, AGT became the successor business of APH and reports its financial and business history. AGT’s business is a science and engineering company focalized on realizing the commercial potential of atmospheric plasma technology.

As the successor business of APH, AGT is considered a development stage enterprise and is currently dependent upon capital raised mainly through private placements. Our net loss was $659,728 for the three months ended June 30, 2005 and we have had consecutive losses totaling $4,666,416 since inception of the business on May 1, 2000. Current revenues consist substantially of research and development contracts related to possible applications of the patented One Atmosphere Uniform Glow Discharge Plasma (OAUGDP®). Revenues from these contracts have increased an average of 54% each of the last three years with a decrease in revenues for the quarter ended June 30, 2005 due to a shifting of labor resources from government contracts to commercial development. Contract revenues contribute materially toward core development and to the building of infrastructure for the Company. However, as with other development stage enterprises in our industry, contract revenues do not cover all of our costs, specifically the additional personnel needed to advance the technology further toward the product stage. As such, annualized expenses have also increased at a rate similar to revenues.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

We incurred a net loss of $659,728 for the three months ended June 30, 2005, compared to a net loss of $488,624 for the three months ended June 30, 2004 for an increase in net loss of $171,104 or 35%. Our revenues decreased by 42% as we focused technical resources on completing a prototype project by September 2005. In June we directed more resources back to existing and new Phase II contracts, and expect that comparable revenues will return to those of the second quarter of last fiscal year. Overall, operating expenses have decreased 4% including a 24% decrease general and administrative costs mainly due to higher legal and professional fees in 2004 associated with certain public filings and offerings not present in 2005, offset by a 13% increase in payroll costs mainly due to the accrual of severance costs associated with a terminated employee of the Company.

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

At June 30, 2005, we had $17,960 in cash and cash equivalents. The goal of our current fundraising efforts is to raise an additional $6,500,000 for operations. Expenditures for 2006, specifically payroll and related costs, are expected to remain flat or increase slightly based on the pace of fundraising. Furthermore, AGT has most of its development team in place. With the additional funds management hopes to raise and current or likely contract revenues, we should have sufficient capital to meet our operating needs for two years.

Outstanding debt of $500,000 is expected to be refinanced or converted into Common Shares within the next twelve months by several stockholders who have committed to fund the principal balance in exchange for 2,727,273 Common Shares. In addition subsequent to quarter-end, AGT obtained additional loans totaling $300,000 (of which $50,000 has been repaid as described below) from Kimberly Kelly-Wintenberg, President, Chief Operating Officer, a director and shareholder of AGT together with Alan L. Wintenberg, her husband and an employee of AGT, Gault Financial, LLC, a shareholder of AGT, Patrick L. Martin, a director and shareholder of AGT, Douglas W. Lesher, a shareholder of AGT, and JoshCo, an entity owned by two shareholders of AGT. These are payable upon demand and bear interest at a rate of 10% per annum. In August of 2005, AGT obtained an unsecured loan from Capital One Bank in the principal amount of $50,000. The loan bears interest at a rate of 10.75% per annum and is payable in monthly installments over 84 months. The proceeds of the loan were used to repay a short term loan of $50,000 made by JoshCo. AGT does not expect any significant unfunded capital expenditures during the next year.

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

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and the Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures as of June 30, 2005. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2005 were effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting or in other factors identified in connection with the evaluation described above that occurred during the Company’s fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

Exhibits Index

	Exhibit Table Number	Page Number
I. Articles of Incorporation and Bylaws	3

(i) Certificate of Incorporation of Tice Technology, Inc.		±

(ii) Certificate of Amendment to Certificate of Incorporation of Tice Technology, Inc. (now Atmospheric Glow Technologies, Inc.)		*

	Exhibit Table Number	Page Number
(ii) Amended and Restated Bylaws of Atmospheric Glow Technologies, Inc.		x
II. Instruments Defining Rights of Security Holders	4
(i) Registration Rights Agreement Giving Purchasers under the Private Placement Closed on June 25, 1999 Certain Demand and Piggyback Registration Rights		#
(ii) Incentive Stock Option Plan and Agreement Between Charles R. West and Tice Technology, Inc.		#
III. Rule 13a-14(a)/15d-14(a) Certifications	31
(i) Certifications – Chief Executive Officer, Thomas W. Reddoch		16
(ii) Certifications – Chief Accounting Officer, Sharon L. Draper		18
IV. Section 1350 Certifications	32
(i) Certification –Chief Executive Officer, Thomas W. Reddoch and Chief Accounting Officer, Sharon L. Draper		20
V. Additional Exhibits	99
(i) Audit Committee Charter		x

±	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Tice Technology, Inc. that became effective August 1, 1997.
*	Previously filed as an exhibit to Form 10-KSB for the year ended March 31, 2004.
x	Previously filed as an exhibit to Form 10-KSB for the year ended March 31, 2005.
#	Previously filed as an exhibit to Form 10-K for the year ended March 31, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atmospheric Glow Technologies, Inc.

By:	/s/ Thomas W. Reddoch
Thomas W. Reddoch, Chairman and Chief
Executive Officer

Date: August 12, 2005

By:	/s/ Sharon L. Draper
Sharon L. Draper, Chief Accounting Officer

Date: August 12, 2005