Form 10QSB
period 2005-09-30
ATMOSPHERIC GLOW TECHNOLOGIES INC
filed 2005-11-14
CIK 1020676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Commission File Number 333-11591

Atmospheric Glow Technologies, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	62-1647888
(State of incorporation)	(IRS Employer Identification Number)

924 Corridor Park Boulevard

Knoxville, Tennessee 37932

(Address of principal executive offices)

(865) 777-3776

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock on November 7, 2005 was 224,987,056 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

Exhibit Index at page 15.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Page
Condensed Consolidated Balance Sheets — As of September 30, 2005 and March 31, 2005	3

Condensed Consolidated Statements of Operations — For the Three and Six Months Ended September 30, 2005 and 2004, and May 1, 2000 (Inception) to September 30, 2005	4

Condensed Consolidated Statement of Changes in Stockholders’ Equity from May 1, 2000 (Inception) to September 30, 2005	5

Condensed Consolidated Statements of Cash Flows — For the Six Months Ended September 30, 2005 and 2004, and May 1, 2000 (Inception) to September 30, 2005	6

Notes to Condensed Consolidated Financial Statements	7

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Balance Sheets

	September 30, 2005	March 31, 2005 (1)
	(unaudited)
Assets
Cash and cash equivalents	$75,249	$153,655
Receivables	241,165	301,145
Prepaid expenses	49,017	13,879

Total current assets	365,431	468,679
Property and equipment, less accumulated depreciation	613,045	576,091
Intangible assets, less accumulated amortization	1,488,838	1,539,688
Deposits	12,003	10,949

Total assets	$2,479,317	$2,595,407

Liabilities and Stockholders’ (Deficit) Equity
Notes payable to related parties	$1,174,431	$549,431
Notes payable	585,637	500,000
Current portion of capital leases	13,598	21,993
Accounts payable	544,164	403,609
Accrued expenses	457,569	363,190

Total current liabilities	2,775,399	1,838,223
Capital leases, less current portion	11,730	—

Total liabilities	2,787,129	1,838,223
Stockholders’ (deficit) equity	(307,812)	757,184

Total liabilities and stockholders’ (deficit) equity	$2,479,317	$2,595,407

See accompanying Notes to Condensed Consolidated Financial Statements.

(1)	The March 31, 2005 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Six Months Ended September 30,		May 1, 2000 (Inception) to September 30, 2005
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating revenues:
Contract revenues earned	$583,052	$477,716	$868,493	$969,304	$4,781,797
Other revenues	30	2	30	5	73,508

Total operating revenues	583,082	477,718	868,523	969,309	4,855,305

Operating expenses:
Payroll and related costs	602,016	652,212	1,184,167	1,167,160	5,133,697
Laboratory expenses	212,728	163,184	367,116	352,649	1,993,910
General and administrative expenses	260,159	283,197	468,789	558,999	2,885,935

Total operating expenses	1,074,903	1,098,593	2,020,072	2,078,808	10,013,542

Net loss	$(491,821)	$(620,875)	$(1,151,549)	$(1,109,499)	$(5,158,237)

Loss per share (basic and diluted):	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.02)

See accompanying Notes to Condensed Consolidated Financial Statements.

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Statement of Changes in Stockholders’ Equity

From May 1, 2000 (Inception) to September 30, 2005 (unaudited)

	Previous Shares	Previous Share Amount	Common Shares	Common Amount	Class B Common Shares	Class B Common Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Shares issued October 20, 2000	101,101	$116,020	—	$—	—	$—	$—	$—	$116,020
Non-member contribution in 2000							34,730		34,730
Additional amounts received in 2001 for shares previously issued		4,700							4,700
Shares redeemed in 2001	(11,200)	(13,000)							(13,000)
Shares issued in 2002	9,877	168,235							168,235
Recapitalization of company resulting from reverse merger on February 29, 2004	(99,778)	(275,955)	210,828,848	2,108,288	750,000	7,500	705,681		2,545,514
Common stock issued in 2004			2,050,000	20,500			205,000		225,500
Net loss through March 31, 2004								(2,157,280)	(2,157,280)

Balance at March 31, 2004	—	—	212,878,848	2,128,788	750,000	7,500	945,411	(2,157,280)	924,419
Common stock issued in 2005			11,253,640	112,536			1,278,728		1,391,264
Stock based compensation							290,909		290,909
Net loss								(1,849,408)	(1,849,408)

Balance at March 31, 2005	—	—	224,132,488	2,241,324	750,000	7,500	2,515,048	(4,006,688)	757,184
Common stock issued			189,000	1,890			28,600		30,490
Liabilities satisfied with common stock			280,568	2,806			53,257		56,063
Net loss								(1,151,549)	(1,151,549)

Balance at September 30, 2005	—	$—	224,602,056	$2,246,020	750,000	$7,500	$2,596,905	$(5,158,237)	$(307,812)

See accompanying Notes to Condensed Consolidated Financial Statements.

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Statements of Cash Flows

	Six Months Ended September 30, 2005	Six Months Ended September 30, 2004	May 1, 2000 (Inception) to September 30, 2005
	(unaudited)	(unaudited)	(unaudited)
Net cash used in operating activities	$(715,148)	$(1,354,676)	$(4,061,557)

Investing activities
Additions to intangible assets	(5,792)	(12,645)	(1,632,003)
Purchase of property and equipment	(83,856)	(44,164)	(839,694)

Net cash used in investing activities	(89,648)	(56,809)	(2,471,697)

Finance activities
Proceeds from short term notes	817,500	357,500	5,196,500
Repayments of short term notes	(106,863)	(326,532)	(473,363)
Cash acquired in reverse merger	—	—	53,017
Proceeds from issuance of common stock	30,490	1,393,123	1,647,254
Proceeds from issuance of members’ equity	—	—	217,720
Redemption of members’ interest	—	—	(13,000)
Increase in minority interest	—	—	43,058
Principal payments on capital lease obligations	(14,737)	(11,236)	(62,683)

Net cash provided by financing activities	726,390	1,412,855	6,608,503

Net (decrease) increase in cash and cash equivalents	(78,406)	1,370	75,249
Cash and cash equivalents at beginning of period	153,655	301,926	—

Cash and cash equivalents at end of period	$75,249	$303,296	$75,249

Supplemental disclosures of cash flow information:
Cash paid for interest	$28,842	$8,547	$124,732
Members’ equity in exchange for rent	—	—	4,500
Equipment contributed by non-members	—	—	34,730
Equipment acquired with capital lease	18,072	—	88,011
Furniture acquired with note payable	—	—	11,600
Note payable paid with equity	—	—	36,600
Minority interest in subsidiary acquired with equity	—	—	27,310
Liabilities satisfied with stock	56,063		3,016,558
Net assets obtained in reverse merger	—	—	151,749
Net liabilities assumed in reverse merger	—	—	597,321

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments made are of a normal recurring nature. Operating results for the three-month and six-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

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

Had compensation expense for the Company’s plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts as follows:

	Three months ended September 30,		Six months ended September 30,		May 1, 2000 (Inception) to September 30, 2005
	2005	2004	2005	2004
Basic and diluted:
Net loss, as reported	$(491,821)	$(620,875)	$(1,151,549)	$(1,109,499)	$(5,158,237)
Stock based compensation, net of tax	—	14,545	—	22,727	22,727

Net loss, pro forma	$(491,821)	$(635,420)	$(1,151,549)	$(1,132,226)	$(5,180,964)

Loss per share:
Basic and diluted, as reported	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Basic and diluted, pro forma	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.02)

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

During the quarter ended September 30, 2005, the Company obtained loans totaling $450,000 from officers, directors and shareholders of the Company of which $75,000 was repaid during the quarter. Of the loans which have not been repaid, $225,000 in principal amount are payable upon demand and bear interest at a rate of 10% per annum. Of the two outstanding loans which are not payable upon demand, $100,000 in principal bears interest at 10% per annum and is payable by February 22, 2006 with an interest payment due on November 22, 2005. The other

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

2	Notes Payable (continued)

loan for $50,000 bears interest at 10% per annum and is payable by March 1, 2006 with an interest payment due on November 30, 2005. These two loans are secured by a piece of equipment which has a carrying value of $140,618. Subsequent to September 30, 2005, the Company obtained an additional loan totaling $75,000 from an individual. The principal is payable on or before November 7, 2006 and bears interest at a rate of 10% per annum. At the option of the lender, the principal may be converted into Common Shares of the Company at the same price as shares are being sold in any private placement active at the time of conversion, but in no event at a price greater than $0.15 per share. The lender also is entitled to receive 75,000 Common Shares of the Company as an inducement to make the loan.

During the quarter ended September 30, 2005, the Company obtained a $50,000 loan from a financial institution payable in eighty-four monthly installments of $850, including principal and interest, bearing interest at 10.75%.

3.	Stock Issued to Satisfy Liabilities

The Company issued Common Shares in settlement of certain liabilities in the amounts of $45,000 and $11,062. The number of shares issued was 180,000 and 100,568, respectively.

4.	Loss Per Share

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

Common stock equivalents not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock were 460,047 at September 30, 2005.

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

4.	Loss per Share (continued)

The following table sets forth the computation of basic loss per share for the three and six months ended September 30, 2005 and 2004, and from inception to September 30, 2005:

	Three months ended September 30,		Six months ended September 30,		May 1, 2000 (Inception) to September 30, 2005
	2005	2004	2005	2004
Loss:
Basic and diluted:
Loss available to common shareholders	$(491,821)	$(620,875)	$(1,151,549)	$(1,109,499)	$(5,158,237)

Shares:
Basic and diluted:
Weighted shares outstanding	225,050,880	223,277,488	224,978,712	221,009,500	222,681,939

Loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average Common Shares outstanding for the period from May 1, 2000 (inception) to September 30, 2005, are retroactively computed to reflect the capital structure of the Company after the reverse merger.

5.	Continuing Operations

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company had losses of $1,151,549, $1,109,499, and $5,158,237 in the six months ended September 30, 2005 and 2004, and inception to date, respectively. This factor, among others, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. Management realizes the Company must reach profitable operations and generate additional funds in order to continue as a going concern. The Company expects that additional capital will be raised through private placement offerings or notes to fund the continuing efforts to commercialize the OAUGDP® technology. Absent additional capital from time to time, management may reduce commercialization costs and focus more effort on existing revenue generated from research and development contracts.

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

As the successor business of APH, AGT is considered a development stage enterprise and is currently dependent upon capital raised mainly through private placements. Our net loss was

$1,151,549 for the six months ended September 30, 2005 and we have had cumulative losses totaling $5,158,237 since inception of the business on May 1, 2000. Current revenues consist substantially of research and development contracts related to possible applications of the patented One Atmosphere Uniform Glow Discharge Plasma (OAUGDP®). Revenues from these contracts have increased an average of 54% each of the last three years with an annualized decrease in revenues for the six months ended September 30, 2005 of 8.5% due to a decision to shift labor resources from government contracts to commercial development. Contract revenues contribute materially toward core development and to the building of infrastructure for the Company. However, as with other development stage enterprises in our industry, contract revenues do not cover all of our costs, specifically the additional personnel needed to advance the technology further toward the product stage. As such, annualized expenses have also increased at a rate similar to revenues.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

We incurred a net loss of $491,821 for the three months ended September 30, 2005, compared to a net loss of $620,875 for the three months ended September 30, 2004 for a decrease in net loss of $129,054 or 21%. Our revenues increased by 22% due to new contracts in 2005. Overall, operating expenses have decreased 2.2% including a 7.7% decrease in payroll mainly due to the recognition of stock based compensation costs during the 2004 period offset somewhat by an increase in number of employees in 2005. General and administrative costs decreased 8.1% mainly due to higher legal and professional fees in 2004 associated with certain public filings and offerings not present in 2005, offset by a 30.4% increase in laboratory expenses due to costs associated with increased revenues.

Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004

We incurred a net loss of $1,151,549 for the six months ended September 30, 2005, compared to a net loss of $1,109,499 for the six months ended September 30, 2004 for an increase in net loss of $42,050 or 3.8%. Our revenues decreased by 10.4% as we focused technical resources on completing a prototype during the first quarter of the current period. In June we directed more resources back to existing and new contracts. Overall, operating expenses have decreased 2.8% with the most significant decrease being a 16.1% decrease in general and administrative costs due to higher legal and professional fees in 2004 associated with certain public filings and offerings not present in 2005. Other increases in expense are primarily due to the increased contract and development activity.

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

At September 30, 2005, we had $75,249 in cash and cash equivalents. The goal of our current fundraising efforts is to raise an additional $6,500,000 for operations. During the current fiscal year we have raised $157,302 in capital through the sale of stock for cash and in satisfaction of liabilities of the Company. The Company issued 180,000 and 100,568 Common Shares in settlement of certain liabilities in the amounts of $45,000 and $11,062, respectively. Expenditures for 2006, specifically payroll and related costs, are expected to remain flat or increase slightly based on the pace of fundraising. Furthermore, AGT has most of its development team in place. With the additional funds management hopes to raise, and current or likely contract revenues, we should have sufficient capital to meet our operating needs for two years.

Outstanding debt of $500,000 is expected to be refinanced or converted into Common Shares within the next twelve months by several stockholders who have committed to fund the principal balance in exchange for 2,727,273 Common Shares. In addition, subsequent to quarter-end, AGT obtained an additional loan in the principal amount of $75,000. The principal is payable on or before November 7, 2006 and bears interest at a rate of 10% per annum. At the option of the lender, the principal may be converted into Common Shares of the Company at the same price as shares are being sold in any private placement active at the time of conversion, but in no event at a price greater than $0.15 per share. The lender also is entitled to receive 75,000 Common Shares of the Company as an inducement to make the loan. AGT does not expect any significant unfunded capital expenditures during the next year.

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

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and the Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures as of September 30, 2005. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2005 were effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting or in other factors identified in connection with the evaluation described above that occurred during the Company’s fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2005, AGT issued 180,000 Common Shares to the University of Tennessee Research Foundation in payment of license fee owed to it by AGT. The shares were issued in a private transaction under Section 4(2) of the Securities Act of 1933 (the “Securities Act”).

In August 2005, AGT issued 161,000 Common Shares for $36,140 in an offering under Regulation S under the Securities Act. The issue was part of an offering of up to 18,750,000 Common Shares at a price equal to the final bid on the Electronic Bulleting Board for AGT’s shares on the day before the transaction. The placement agent for the offering is Swift Investment Bank, Ltd. which receives a 35% commission on funds raised by it offshore.

In September 2005, AGT issued 100,568 Common Shares in connection with an employment agreement at a rate of $0.11 per share and 28,000 Common Shares in an offering under Section 506 of Regulation D under the Securities Act at a rate of $0.25 per share. LandOak Securities, LLC, a company owned by a director and shareholder of AGT, acted as placement agent and received a 6% commission on the sales under Regulation D.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits Index

			Exhibit Table Number	Page Number
I.	Articles of Incorporation and Bylaws		3
	(i)	Certificate of Incorporation of Tice Technology, Inc.		±
	(ii)	Certificate of Amendment to Certificate of Incorporation of Tice Technology, Inc. (now Atmospheric Glow Technologies, Inc.)		*
	(ii)	Amended and Restated Bylaws of Atmospheric Glow Technologies, Inc.		x
II.	Instruments Defining Rights of Security Holders		4
	(i)	Registration Rights Agreement Giving Purchasers under the Private Placement Closed on June 25, 1999 Certain Demand and Piggyback Registration Rights		#
	(ii)	Incentive Stock Option Plan and Agreement Between Charles R. West and Tice Technology, Inc.		#
III.	Rule 13a-14(a)/15d-14(a) Certifications		31
	(i)	Certifications – Chief Executive Officer, Thomas W. Reddoch		17
	(ii)	Certifications – Chief Accounting Officer, Sharon L. Draper		19
IV.	Section 1350 Certifications		32
	(i)	Certification –Chief Executive Officer, Thomas W. Reddoch and Chief Accounting Officer, Sharon L. Draper		21
V.	Additional Exhibits		99
	(i)	Audit Committee Charter		x

±	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Tice Technology, Inc. that became effective August 1, 1997.
*	Previously filed as an exhibit to Form 10-KSB for the year ended March 31, 2004.
x	Previously filed as an exhibit to Form 10-KSB for the year ended March 31, 2005.
#	Previously filed as an exhibit to Form 10-K for the year ended March 31, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atmospheric Glow Technologies, Inc.

By:	/s/ Thomas W. Reddoch
Thomas W. Reddoch, Chairman and Chief
Executive Officer
Date: November 11, 2005

By:	/s/ Sharon L. Draper
Sharon L. Draper, Chief Accounting Officer
Date: November 11, 2005