Form 10QSB
period 2005-12-31
ATMOSPHERIC GLOW TECHNOLOGIES INC
filed 2006-02-14
CIK 1020676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

The number of shares outstanding of each of the registrant’s classes of common stock on February 1, 2006 was 227,947,556 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

Transitional	Small Business Disclosure Format: Yes ☐ No ☒

Exhibit Index at page 15.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Page
Condensed Consolidated Balance Sheets — As of December 31, 2005 and March 31, 2005	3

Condensed Consolidated Statements of Operations — For the Three and Nine Months Ended December 31, 2005 and 2004, and May 1, 2000 (Inception) to December 31, 2005	4

Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity from May 1, 2000 (Inception) to December 31, 2005	5

Condensed Consolidated Statements of Cash Flows — For the Nine Months Ended December 31, 2005 and 2004, and May 1, 2000 (Inception) to December 31, 2005	6

Notes to Condensed Consolidated Financial Statements	7

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Balance Sheets

	December 31, 2005	March 31, 2005(1)
	(unaudited)
Assets
Cash and cash equivalents	$62,107	$153,655
Receivables	204,108	301,145
Prepaid expenses	35,037	13,879

Total current assets	301,252	468,679
Property and equipment, less accumulated depreciation	593,970	576,091
Intangible assets, less accumulated amortization	1,461,729	1,539,688
Deposits	7,988	10,949

Total assets	$2,364,939	$2,595,407

Liabilities and Stockholders’ (Deficit) Equity
Notes payable to related parties	$1,322,098	$549,431
Notes payable	616,402	500,000
Current portion of capital leases	17,149	21,993
Accounts payable	550,272	403,609
Accrued expenses	427,842	363,190

Total current liabilities	2,933,763	1,838,223
Capital leases, less current portion	11,340	—

Total liabilities	2,945,103	1,838,223
Stockholders’ (deficit) equity	(580,164)	757,184

Total liabilities and stockholders’ (deficit) equity	$2,364,939	$2,595,407

(1)	The March 31, 2005 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

See accompanying Notes to Condensed Consolidated Financial Statements.

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Statements of Operations

	Three Months Ended December 31,		Nine Months Ended December 31,		May 1, 2000 (Inception) to December 31, 2005
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating revenues:
Contract revenues earned	$407,443	$576,985	$1,275,936	$1,546,289	$5,189,240
Other revenues	126	2	156	7	73,634

Total operating revenues	407,569	576,987	1,276,092	1,546,296	5,262,874

Operating expenses:
Payroll and related costs	540,922	447,942	1,725,089	1,615,102	5,674,619
Laboratory expenses	136,110	112,705	503,226	465,354	2,130,020
General and administrative expenses	300,274	188,569	769,063	747,568	3,186,209

Total operating expenses	977,306	749,216	2,997,378	2,828,024	10,990,848

Net loss	$(569,737)	$(172,229)	$(1,721,286)	$(1,281,728)	$(5,727,974)

Loss per share (basic and diluted):	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.03)

See accompanying Notes to Condensed Consolidated Financial Statements.

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity

From May 1, 2000 (Inception) to December 31, 2005 (unaudited)

	Previous Shares	Previous Share Amount	Common Shares	Common Amount	Class B Common Shares	Class B Common Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Shares issued October 20, 2000	101,101	$116,020	—	$—	—	$—	$—	$—	$116,020
Non-member contribution in 2000							34,730		34,730
Additional amounts received in 2001 for shares previously issued		4,700							4,700
Shares redeemed in 2001	(11,200)	(13,000)							(13,000)
Shares issued in 2002	9,877	168,235							168,235
Recapitalization of company resulting from reverse merger on February 29, 2004	(99,778)	(275,955)	210,828,848	2,108,288	750,000	7,500	705,681		2,545,514
Common stock issued in 2004			2,050,000	20,500			205,000		225,500
Net loss through March 31, 2004								(2,157,280)	(2,157,280)

Balance at March 31, 2004	—	—	212,878,848	2,128,788	750,000	7,500	945,411	(2,157,280)	924,419
Common stock issued in 2005			11,253,640	112,536			1,278,728		1,391,264
Stock based compensation							290,909		290,909
Net loss								(1,849,408)	(1,849,408)

Balance at March 31, 2005	—	—	224,132,488	2,241,324	750,000	7,500	2,515,048	(4,006,688)	757,184
Common stock issued			2,407,000	24,070			243,805		267,875
Liabilities satisfied with common stock			280,568	2,806			53,257		56,063
Common stock issued with debt			325,000	3,250			56,750		60,000
Net loss								(1,721,286)	(1,721,286)

Balance at December 31, 2005	—	$—	227,145,056	$2,271,450	750,000	$7,500	$2,868,860	$(5,727,974)	$(580,164)

See accompanying Notes to Condensed Consolidated Financial Statements.

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended December 31, 2005	Nine Months Ended December 31, 2004	May 1, 2000 (Inception) to December 31, 2005
	(unaudited)	(unaudited)	(unaudited)
Net cash used in operating activities	$(1,160,389)	$(1,350,699)	$(4,506,798)

Investing activities
Additions to intangible assets	(7,004)	(16,801)	(1,633,215)
Purchase of property and equipment	(83,856)	(83,727)	(839,694)

Net cash used in investing activities	(90,860)	(100,528)	(2,472,909)

Finance activities
Proceeds from short term notes	1,072,500	557,500	5,451,500
Repayments of short term notes	(156,098)	(341,864)	(522,598)
Cash acquired in reverse merger	—	—	53,017
Proceeds from issuance of common stock	267,875	1,153,914	1,884,639
Proceeds from issuance of members’ equity	—	—	217,720
Redemption of members’ interest	—	—	(13,000)
Increase in minority interest	—	—	43,058
Principal payments on capital lease obligations	(24,576)	(17,040)	(72,522)

Net cash provided by financing activities	1,159,701	1,352,510	7,041,814

Net (decrease) increase in cash and cash equivalents	(91,548)	(98,717)	62,107
Cash and cash equivalents at beginning of period	153,655	301,926	—

Cash and cash equivalents at end of period	$62,107	$203,209	$62,107

Supplemental disclosures of cash flow information:
Cash paid for interest	$48,432	$9,246	$144,322
Members’ equity in exchange for rent	—	—	4,500
Equipment contributed by non-members	—	—	34,730
Equipment acquired with capital lease	31,072	—	101,011
Furniture acquired with note payable	—	—	11,600
Note payable paid with equity	—	—	36,600
Minority interest in subsidiary acquired with equity	—	—	27,310
Liabilities satisfied with stock	56,063		3,016,558
Net assets obtained in reverse merger	—	—	151,749
Net liabilities assumed in reverse merger	—	—	597,321

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments made are of a normal recurring nature. Operating results for the three-month and nine-month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

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

Had compensation expense for the Company’s plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts as follows:

	Three months ended December 31,		Nine months ended December 31,		May 1, 2000 (Inception) to December 31, 2005
	2005	2004	2005	2004
Basic and diluted:
Net loss, as reported	$(569,737)	$(172,229)	$(1,721,286)	$(1,281,728)	$(5,727,974)
Stock based compensation, net of tax	—	—	—	22,727	22,727

Net loss, pro forma	$(569,737)	$(172,229)	$(1,721,286)	$(1,304,455)	$(5,750,701)

Loss per share:
Basic and diluted, as reported	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Basic and diluted, pro forma	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.03)

New Accounting Standards—In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) will require the Company to recognize compensation expense for all stock-based compensation in our consolidated statements of earnings. Pro forma disclosure will no longer be an alternative. The Summary of Significant Accounting Policies —Accounting for Stock-Based Compensation, above, contains pro forma disclosures regarding the effect on net earnings and earnings per share as if the Company had applied the fair value method of accounting for stock-based compensation. SFAS No. 123(R) will also require the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, as required under current guidance. The new requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. SFAS No. 123(R) is effective for fiscal years beginning after December 15, 2005, with early adoption permitted. The Company is currently evaluating the effect of this pronouncement on its options.

2.	Notes Payable

During the quarter ended December 31, 2005, the Company obtained loans from certain officers, directors and shareholders amounting to $205,000 of which $30,000 was repaid during the quarter. The loans are payable one year from the date of the note and bear interest at a rate of 10% per annum and are convertible at the option of the holder into Common Shares of the Company at the same price as shares are being sold in any private placement active at the time of conversion, but in no event at a price greater than $0.15 per share. As an inducement to make

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

2.	Notes Payable (continued)

the loans, the holders were granted one Common Share of the Company for each dollar loaned to the Company (175,000 Common Shares during the quarter ended December 31, 2005). During the third quarter, the Company also issued 150,000 Common Shares to two noteholders who loaned money to the Company during the second quarter. The terms of the two loans entered into in the prior quarter amounting to $150,000 with related parties provide for the same incentives and conversion provisions as the notes described above. The resulting discount is netted with notes payable to related parties in the accompanying financial statements and is being amortized over the term of the loans. During the third quarter, the Company obtained a $50,000 unsecured, open-end line of credit from a financial institution. Interest on this line of credit is payable monthly at 11.74%.

The Company’s new borrowings for the nine month period ending December 31, 2005 total $1,072,500. The notes bear interest at rates ranging from 8.9% to 11.74% and mature on varying dates through January 2007. Two of the notes are secured by a piece of equipment which has a carrying value of $140,618.

Subsequent to December 31, 2005, the Company obtained an additional loan totaling $100,000 from a related party. The principal is payable on or before January 23, 2007, and bears interest at a rate of 10% per annum payable quarterly. The loan has the same conversion and inducement provisions as the related party notes payable described above.

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

Common stock equivalents not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock were 460,047 at December 31, 2005.

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

The following table sets forth the computation of basic loss per share for the three and nine months ended December 31, 2005 and 2004, and from inception to December 31, 2005:

3.	Loss per Share (continued)

	Three months ended December 31,		Nine months ended December 31,		May 1, 2000 (Inception) to December 31, 2005
	2005	2004	2005	2004
Loss:
Basic and diluted:
Loss available to common shareholders	$(569,737)	$(172,229)	$(1,721,286)	$(1,281,728)	$(5,727,974)

Shares:
Basic and diluted:
Weighted shares outstanding	226,331,806	223,707,488	225,482,615	221,824,397	223,200,606

Loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average Common Shares outstanding for the period from May 1, 2000 (inception) to December 31, 2005, are retroactively computed to reflect the capital structure of the Company after the reverse merger.

4.	Continuing Operations

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company had losses of $1,721,286, $1,281,728, and $5,727,974 in the nine months ended December 31, 2005 and 2004, and inception to date, respectively. This factor, among others, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. Management realizes the Company must reach profitable operations and generate additional funds in order to continue as a going concern. The Company expects that additional capital will be raised through private placement offerings or notes to fund the continuing efforts to commercialize the OAUGDP® technology. Absent additional capital from time to time, management may reduce commercialization costs and focus more effort on existing revenue generated from research and development contracts.

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

As the successor business of APH, AGT is considered a development stage enterprise and is currently dependent upon capital raised mainly through private placements. Our net loss was $1,721,286 for the nine months ended December 31, 2005 and we have had cumulative losses totaling $5,727,974 since inception of the business on May 1, 2000. Current revenues consist substantially of research and development contracts related to possible applications of the patented One Atmosphere Uniform Glow Discharge Plasma (OAUGDP®). Revenues from these contracts have increased an average of 54% each of the last three years with an annualized decrease in revenues for the nine months ended December, 2005 of 9.7% due to a decision to shift labor resources from government contracts to commercial development. Contract revenues contribute materially toward core development and to the building of infrastructure for the Company. However, as with other development stage enterprises in our industry, contract revenues do not cover all of our costs, specifically the additional personnel needed to advance the technology further toward the product stage. With the shift in labor resources, the Company has made significant progress with its PlasmaAire™ family of indoor air purification products. In October 2005, the PlasmaAire™ TriClean Max, a portable air purifier for commercial applications, was introduced at an indoor air quality trade show in Orlando, Florida and was well received by attendees. In early November 2005, AGT’s PlasmaAire™ Induct System, a system that works with centralized heating and cooling units, was placed for performance evaluation with a major HVAC supplier that is a potential licensee.

Results of Operations

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

We incurred a net loss of $569,737 for the three months ended December 31, 2005, compared to a net loss of $172,229 for the three months ended December 31, 2004 for an increase in net loss of $397,508 or 231%. Our revenues decreased by 29% due to a decision to shift labor resources from government contracts to commercial development in 2005. Overall, operating expenses have increased 30.4% including a 20.8% increase in payroll mainly due to additional employees in 2005 to support intensified development efforts. Also, general and administrative expenses increased 59.2% mainly due to increased interest costs associated with new debt and additional office space in 2005.

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004

We incurred a net loss of $1,721,286 for the nine months ended December 31, 2005, compared to a net loss of $1,281,728 for the nine months ended December 31, 2004 for an increase in net loss of $439,558 or 34.3%. Our revenues decreased by 17.4% due to a decision to shift labor resources from government contracts to commercial development. Overall, operating expenses have increased 6.0% with the most significant increase being a 6.8% increase in payroll and related costs due to additional employees in 2005 to support intensified development efforts. Other increases in expense are primarily due to the increased debt and office space in 2005.

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

At December 30, 2005, we had $62,107 in cash and cash equivalents. The goal of our current fundraising efforts is to raise an additional $6,500,000 for operations. During the current fiscal year we have raised $267,875 in capital through the sale of stock for cash. Also, the Company issued 180,000 and 100,568 Common Shares in settlement of certain liabilities in the amounts of $45,000 and $11,063, respectively. Expenditures for 2006, specifically payroll and related costs, are expected to remain flat or increase slightly based on the pace of fundraising. Furthermore, AGT has most of its development team in place. With the additional funds management hopes to raise, and current or likely contract revenues, we should have sufficient capital to meet our operating needs for two years.

Outstanding debt of $500,000 is expected to be refinanced or converted into Common Shares by the noteholders in exchange for 2,000,000 Common Shares. In addition, subsequent to quarter-end, AGT obtained an additional loan in the principal amount of $100,000 from a related party. The principal is payable on or before January 23, 2007, and bears interest at a rate of 10% per annum payable quarterly. The terms of the note can be found in the Notes to the Condensed Consolidated Financial Statements. AGT does not expect any significant unfunded capital expenditures during the next year.

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

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and the Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures as of December 31, 2005. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2005 were effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting or in other factors identified in connection with the evaluation described above that occurred during the Company’s fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In October 2005, AGT issued 385,000 Common Shares for $58,100 in an offering under Regulation S under the Securities Act of 1933 (the “Securities Act”). In November 2005, AGT issued another 131,000 Common Shares for $19,180 under that same offering The issues were a part of an offering of up to 18,750,000 Common Shares at a price equal to the final bid on the Electronic Bulletin Board for AGT’s shares on the day before the transaction. The placement agent in the sale of these shares was Swift Investment Bank, Ltd. which received a 35% commission on funds raised by it offshore.

In December 2005, AGT issued 1,602,000 Common Shares for $271,220 in the same offering under Regulation S under the Securities Act. The issues were a part of the offering of up to 18,750,000 Common Shares at a price equal to the final bid on the Electronic Bulletin Board for AGT’s shares on the day before the transaction. The placement agent for the in the sale of these shares was Bellador Information Services FZ-LLC, which received a 35% commission on funds raised by it offshore.

Also in December 2005, AGT issued 100,000 Common Shares in an offering under Section 506 of Regulation D under the Securities Act at a rate of $0.12 per share. LandOak Securities, LLC, a company owned by a director and shareholder of AGT, acted as placement agent and received a 6% commission on the sales under Regulation D.

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

Date: February 13, 2006

By:	/s/ Sharon L. Draper
Sharon L. Draper, Chief Accounting Officer

Date: February 13, 2006