Form 10KSB
period 2006-03-31
ATMOSPHERIC GLOW TECHNOLOGIES INC
filed 2006-06-29
CIK 1020676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2006

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

The issuer’s revenues for its most recent fiscal year were $1,641,588.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of May 31, 2006 was $14,670,177.

The number of shares outstanding of each of the issuer’s classes of common equity as of May 31, 2006 was: 233,729,337 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

Exhibit Index on page 51.

PART I

Item 1. Description of Business.

Overview

Unless the context indicates otherwise “AGT” and the “Company” refer to Atmospheric Glow Technologies, Inc.

Atmospheric Glow Technologies, Inc. is a Delaware corporation that was formed in 1996 as Tice Technology, Inc. The Company was formed to acquire and hold the issued and outstanding stock of Tice Engineering and Sales, Inc. (“TES”) which remains a subsidiary of AGT. In 2001, the Company also acquired the assets of two businesses, a sign design and fabrication business and an automobile rental and leasing business, and formed MidSouth Sign Company, Inc. and LandOak Company, Inc. to hold and operate the assets of the two businesses. The Company sold these subsidiaries in March 2003 and February 2004 respectively.

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

AGT, as the successor business of APH, is a development-stage technology company, i.e. one that is selling product but not producing significant revenues from those sales, dedicated to delivering products to markets based upon its patented One Atmosphere Uniform Glow Discharge Plasma (OAUGDP®) technology. The atmospheric plasma technology was developed by scientists at The University of Tennessee in Knoxville, Tennessee and is licensed by AGT from The University of Tennessee Research Foundation (“UTRF”), successor to University of Tennessee Research Corporation. Plasma, the fourth state of matter, is created by the introduction of energy into gases. Plasma is used in a number of applications ranging from fluorescent lighting to materials processing. Conventional plasma technology (created under vacuum or in extreme temperatures) has numerous commercial applications in diverse areas such as cutting and welding, materials cleaning, and semiconductor manufacturing. AGT’s OAUGDP® is a breakthrough technology that electrically breaks down air creating highly reactive chemical species. This resulting unique plasma generated chemistry is then used to produce the desired effects such as alteration of material properties, destruction of microorganisms, and destruction of odor-causing chemicals. Unlike conventional generation methods, AGT’s plasma is created in air, at standard pressure and temperature, and can be run continuously. This allows plasma chemistry to be created without expensive vacuums, the introduction of expensive bottled gases, or damaging temperatures. Because of its unique features, OAUGDP® is cost effective to operate, and its products are anticipated to perform well in a number of markets in which other plasma technologies are too expensive and/or technologically impractical.

AGT (currently and through its predecessor business) has been internationally recognized, and has recently received its second coveted R&D 100 Award for the PlasmaGen™ APR-510-S (used for microorganism DNA preparation). This is AGT’s first product in the biotechnology market. The R&D Award is presented by R&D Magazine for the world’s 100 most technologically significant products introduced each year. AGT won its first R&D 100 Award in 2002 for its PlasmaAire™ Purification System. In 2004, AGT received the “Outstanding Commercial Achievement Award” from Dawnbreaker, an organization assisting participants in the Commercialization Assistance Program sponsored by the Department of Energy and the United States Environmental Protection Agency (“EPA”). AGT also received the 2003 Small Business Sub-contractor of the Year Award from UT-Battelle Corporation as a subcontractor to Oak Ridge National Laboratory in Oak Ridge, Tennessee for support of the mission of the national laboratory. In October 2001, AGT was the recipient of the SBA Roland Tibbetts award recognizing those small firms, individuals, organizations and projects that exemplify business, economic and technological advancement. The Company and its product prototypes have been featured in periodical publications such as Popular Science and R&D Magazine.

AGT’s intellectual property consists of a number of patents that define One Atmosphere Uniform Glow Discharge Plasma and its applications. The patent portfolio protects the OAUGDP® platform technology as well as specific applications that include air filtration and purification, DNA extraction, decontamination and sterilization, aerodynamics, materials surface cleaning and textile processing. AGT’s current patent portfolio includes: (a) six patents that are exclusively licensed (with sub-license rights) for commercial purposes from UTRF and (b) three patents that are solely owned by AGT. AGT has filed for three additional patents which will be owned by it and which are pending. AGT has first right of refusal on three additional existing patents related to OAUGDP® technology from UTRF, as well as first right of refusal to license related patents issued in the future to UTRF during the term of the license. The license agreement with UTRF grants AGT the right to commercially develop the technology in territories in which patent protection exists. The license is subject to certain rights held by, or restrictions imposed by, the United States or agencies of the United States, which arose as a result of the receipt of government funding. In addition, the license is subject to prior rights of several entities, most of which have expired. UTRF has retained the right to grant noncommercial licenses for educational, research and institutional purposes to UTRF, The University of Tennessee and the originators of the patents and the nonprofit institutions with which they may be affiliated.

Under the license agreement, AGT must pay UTRF royalties of 3% of net sales. AGT also was required to pay an annual license maintenance fee of $20,000 for calendar years 2002 and 2003. The annual license fees increased to $40,000 for September 2004 through September 2005. Thereafter, the annual license fee is $50,000 due in September of each following year. UTRF accepted 180,000 AGT Common Shares in payment of the September 2004 royalty (as well as interest and related expenses). The parties agreed on a value of $0.25 per share for such shares. With respect to the license fee that was due September 2005, UTRF has agreed to a payment plan whereby AGT will pay the fee in installments due in June, July, August and September of 2006. AGT will also be required to pay interest at the Prime Rate plus 2%. Any royalties paid during the twelve month period prior to the payment due date (September 30) are credited against the annual license maintenance fee in such year. AGT must also pay UTRF 10% of the first $100,000 received by AGT in other payments relating to the technology and patents (excluding royalties), 20% of the second $100,000, and 30% of amounts in excess of $200,000.

Substantial investment into basic Atmospheric Plasma research has been made. The University of Tennessee invested ten years and over $5 million in basic research. Additionally, AGT has invested five years and nearly $13.5 million, about 40% of which was secured through U.S. government Small Business Innovation Research (“SBIR”) contracts and the remaining 60% from private investment. AGT spent $1,677,297 in fiscal year 2006 and $1,564,285 in fiscal year 2005 on direct research and development, excluding indirect and overhead costs. Of these amounts approximately 59% and 83%, respectively, were paid for through government contracts.

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

Conventional plasma technology (created under vacuum or in extreme temperatures) enjoys numerous commercial applications in diverse areas such as cutting and welding, materials cleaning, coatings and semiconductor manufacturing. Unlike conventional methods, OAUGDP® is created in common air, at normal pressure and temperature, and can be run continuously. This allows plasma chemistry to be created without expensive vacuums, introduction of special gases, or creation of extremely high temperatures. AGT management believes that widespread adoption of OAUGDP® is inevitable because it will simplify current plasma applications resulting in lower costs. Additionally, management expects OAUGDP® to open commercial markets that have proven unfeasible for conventional techniques.

AGT research continues to advance the technology and examine applications of the core technology. These development programs have primarily been funded through agreements with the Federal government and remain a key part of the overall strategy to create future products for the Company. These areas of research include the following:

•	Air Quality - improve indoor air quality by capturing and killing microorganisms, including mold, bacteria, anthrax and viruses while reducing volatile organic compounds (“VOCs”) that cause odors and respiratory irritation

•	Biotechnology - enable more complete and efficient preparation of DNA for faster and more accurate detection of disease-causing or spoilage microorganisms and biological warfare agents

•	Medical Technology - sterilize medical equipment and surgical devices that are sensitive to heat and liquid chemical processes

•	Military Decontamination - permit faster, more cost efficient decontamination of materials (including sensitive items that would be rendered inoperable through conventional methods) tainted with biological agents such as anthrax

•	Agricultural Decontamination - extend the shelf life and enhance the safety of agricultural products by killing microorganisms responsible for spoilage and food borne illness

•	Manufacturing - use OAUGDP® as a lower cost, continuously available alternative to conventional (vacuum or high temperature) batch oriented plasma generation techniques for altering material properties or for cleaning

•	Aerodynamics - use the characteristics of OAUGDP® to alter surface characteristics of aircraft while they are in flight improving aerodynamic response

Product Offerings

Management believes that AGT can develop an ongoing product stream which will compete in diverse, high-growth markets and will provide the Company a sustained steady stream of market driven products. A broad portfolio of products and product opportunities is anticipated to reduce the risks associated with changing market climate for a particular product while providing additional market opportunities for success. The initial markets AGT has chosen to enter are air purification and biotechnology since both are experiencing high growth periods in already substantial markets. Additional plasma-based products are under varying stages of development in the following application areas: decontamination, medical device sterilization, aerodynamics and materials processing.

Air Filtration and Purification

AGT is developing the PlasmaAire™ Product Family to meet the market demands created by poor indoor air quality. With OAUGDP® plasma chemistry, airborne contaminants such as microorganisms, including mold spores and odor-causing VOCs, are not only removed from the airstream, but are neutralized and rendered harmless without releasing ozone or other dangerous exhaust chemicals.

In October 2005, AGT introduced its first PlasmaAire™ product by attending a trade show and placing an operating unit on public display. The PlasmaAire™ TriClean Max is a portable commercial air purifier. During that same month, AGT delivered a PlasmaAire™ in-duct air purifier prototype to a Tier 1 HVAC business for evaluation for possible manufacture and distribution. This configuration eliminates microorganisms and odor-causing VOCs from the airstream, while residing within the building’s ductwork and being non-intrusive to building inhabitants. The prototype remains under evaluation. Future products under development include a standalone air purifier and split systems for ductless ventilation systems including hotel and motel units.

PlasmaAire™ TriClean Max

The PlasmaAire™ TriClean Max is designed for use in commercial buildings, industrial facilities, schools, medical centers and homes. By combining filtration with plasma-based chemistry, AGT’s product offers an active approach to providing healthy indoor air.

A PlasmaAire™ TriClean Max consists of a prefilter, an OAUGDP® plasma grid, a particulate filter for microorganism capture, a VOC trapping filter, an ozone catalytic filter, a powerful fan and a high-voltage power supply. The unit is housed in a stainless steel case designed for durability and ease of transport. The unit operates in two basic phases: capture and destruction. In the capture phase, air loaded with VOCs and microorganisms is pulled into the unit by the fan which operates at high speed. Large particulate matter is removed by the prefilter while smaller particles and microorganisms are removed by the particulate filter. VOCs are trapped on the carbon monolith filter. During the destruction phase, the fan operates at a lower speed, and the plasma grid is energized by the high-voltage power supply. The reactive gases produced by the plasma oxidize VOCs and kill trapped microorganisms.

AGT management believes that PlasmaAire™ products can compete well in the growing indoor air quality market sector. The public is becoming highly educated on issues concerning indoor air quality and the effect that poor indoor air quality has on health. Insurance companies, building owners, and facilities managers are especially cognizant of the threat that poor indoor air quality has on their assets. According to a report issued by The Chelsea Group in 2004, the number of claims associated with mold has increased from just a few hundred in 1997 to over 10,000 in 2002. According to a recent report commissioned by the EPA, expenditures for mold-associated litigation and insurance payouts have reached an annual total of $0.5 - $1.0 billion.

The EPA has ranked indoor air quality among its top five risks to public health. A Frost & Sullivan 2004 market analysis commissioned by AGT concluded that the North American air purification market generated revenues of $697.9 million in 2003. This market is estimated to grow at a compound annual growth rate of 17.1% during the 2003-2008 period. The unit shipment forecast for the same period of time is estimated to be growing at 13.7%, reaching 7.9 million units in 2008.

PlasmaAire™ Products progress to date:

•	PlasmaAire™ TriClean Max product introduction and initial sales

•	Creation of a product development, rollout, and commercialization strategy

•	Continuation of joint development and testing efforts with industry leaders in the HVAC industry

•	Initiation and continuation of field trials

•	Completion of initial independent third party testing on device emissions

•	Development of preliminary conceptual design for PlasmaAire™ Standalone Air Purifier

DNA Analysis

AGT has developed the PlasmaGen™ APR-510-S as a laboratory benchtop instrument for DNA preparation from every class of microorganism, including bacterial endospores. Using a parallel set of electrically insulated electrodes, uniform plasma is created which ruptures microorganisms in order to release DNA for further analysis. Nucleic acids released by the PlasmaGen™ APR-510-S are compatible with standard analytical techniques such as electrophoresis and traditional or real-time polymerase chain reaction.

The PlasmaGen™ APR-510-S provides a simple, one-step means to release nucleic acid for amplification without the need for cumbersome protocols or multiple reagents. Furthermore, the ongoing costs associated with DNA preparation kits are avoided. This product provides nucleic acid for polymerase chain reaction, even from very difficult samples such as bacterial endospores. (e.g., anthrax).

The initial PlasmaGen™ APR 510-S product is for processing single samples, typical of uses in research laboratories and related facilities. The market is small; however, management believes that this market can serve as a gateway for developing a device that can process multiple samples in a 96-well format, a standard protocol for sample presentation, where significantly larger markets exist. Further expansion of the device configuration can result in large scale, robotic line processing capability. An alternate configuration combines the APR 510 processor to an electronic DNA identifier as an integrated system to form an air sampler that detects the presence of particular microorganisms in the air stream.

Frost & Sullivan estimates the United States market for nucleic acid isolation to be in excess of $500 million in 2009. Their analysis indicates growth in the market resulting from an increase in sequencing initiatives and the expanding field of functional genomics.

PlasmaGen™ APR-510-S progress to date:

•	Redesign of benchtop prototype

•	Initial product sales, domestic and international

•	Recipient of 2005 R&D 100 Award as one of the 100 most technologically significant products of the year

•	Continuing negotiations on distribution agreement with an industry leader in the distribution of life sciences equipment

Competition

Several companies are providing products to address indoor air quality issues. HEPA filtration (Lennox International, Honeywell) and ultraviolet light (Steril-Aire, Inc.) are viewed by AGT to be commercially available competing technologies for an in-duct air purification unit. Competing technologies in the residential standalone air purifier market include ionizers (Sharper Image) and filtration (The Holmes Group, Inc, Hunter Fan).

AGT is aware of several research groups pursuing commercial applications of atmospheric plasma, as well. The principal competitor for a commercial atmospheric plasma product is believed to be Stryker, Inc through their acquisition of PlasmaSol in December 2005. Stryker, Inc. provides medical implants and equipment and is believed to be pursuing plasma-based sterilization for medical equipment. Additional plasma competitors include Creare, Inc (various biomedical and decontamination efforts), Surfx Technologies (surface treatment and deposition), and Dow Corning, Inc (surface coatings).Material Suppliers, Manufacturers and Assemblers.

Material Suppliers, Manufacturers and Assemblers

AGT endeavors to identify multiple suppliers for materials whenever possible. To date, AGT has not encountered any significant delay in obtaining materials. Presently, AGT is using its staff to assemble small numbers of units. It is anticipated that a contract manufacturer and assembler will be used for volume production of various products.

Corporate Strategy

Product Development Strategy: AGT’s management has developed a guiding strategy to apply to delivery of new applications of OAUGDP® to market. Basic research and development (“R&D”) activity is carried out in our facilities using staff resources. Funding for this activity is principally obtained through government contracts, although significant other funds has been used as well. R&D activities are intended to create concepts for new or improved commercial products. AGT plans to invest equity funds as obtained and later when available, a portion of profits, into developing manufacturing prototypes. While the technical team is developing the prototypes, the business development team is working to secure industry leading partners to complete production engineering, manufacturing, distribution, and marketing.

Product Commercialization Strategy: AGT anticipates using a two-pronged approach to manufacture, sell, and distribute products. Management intends to work to secure partnerships to commercialize applications in markets dominated by major corporations or special needs markets. In fragmented markets or those served by small and medium sized companies, AGT will seek to establish brand identity by supplying the product directly via contract manufacturing and the creation of a sales, and distribution network using established field enterprises. Partners, either through licensing or as manufacturing, sales and distribution liaisons for AGT product rollout, will be chosen based on their leadership position in their market segment. Partnership arrangements may range from limited sub-licensing or application IP to joint ventures potentially including the creation of subsidiary entities. Efforts are currently underway to secure multiple partners to deliver the different PlasmaAire™ products to market.

AGT currently has 31 employees, 28 of whom are full time and 3 of whom are part time. Management believes that the articulated strategy will help to assure adequate staff resource availability to continue research activities toward development of new commercial applications of Atmospheric Plasma technology. AGT’s limited capital and management resources will be focused first on core business growth and establishing partnerships rather than being diluted by creating infrastructure for manufacturing, sales and distribution.

Funding Strategy: AGT has adopted a strategy seeking external funding through three primary sources:

•	Federal Government support

•	General equity and debt investment

•	Partnership

Management believes these sources will supply the investment required to fund all aspects of continued R&D and product commercialization activities until product sales deliver sufficient revenues to assure continued profitability. Ultimately, management believes that AGT will be able to self-fund its growth through the sale of commercial products.

•	Government support: Government contract solicitations include both SBIR contracts and Government General Services and Development Agreements. AGT has an excellent record of securing contracts through these competitive procurements. From October 2000 to the present, AGT has been awarded numerous government contracts representing nearly $7.7 million in funds. To date, contract funding has been used to drive R&D efforts advancing basic technology research. Management believes government contracts will continue to be a substantial source of R&D funding. As R&D creates new commercial applications of Atmospheric Plasma, AGT is pursuing additional government funding through legislative initiatives. The additional funding is expected to be applied in developing manufacturing prototypes of applications particularly well suited for government procurement. To assist in this effort, AGT has engaged the services of congressional liaisons and lobbyists. However, as government budgets tighten, government funding may be more difficult to obtain.

•	General equity and debt investment: AGT is also seeking general equity investment. Monies raised through this source are expected to be applied to develop commercial products through the manufacturable prototype stage and company rollout of selected products. From 2004 to the present, management has raised over $6.5 million in equity investment and more than $1.4 million in debt investment.

•	Strategic partnerships: AGT is seeking alliances with existing market segment leaders to leverage their existing manufacturing, distribution and marketing infrastructures. It is hoped that this model will improve speed to market and limit shareholder risk for the failure of market acceptance of new applications. Partnership structure could range from limited licensing arrangements to joint ventures potentially including the creation of subsidiary entities. Multi-source arrangements are also envisioned with one partner providing manufacturing while another provides sales and distribution. Discussions with strategic partners for the PlasmaAire™ and PlasmaGen™ product lines are currently underway.

Long-Term Profitability: Long-term revenue will be driven by the sale of commercial products utilizing OAUGDP® technology. AGT management believes OAUGDP® will gain widespread market acceptance and that the technology’s simple, low cost generation techniques will represent a high value to numerous industries in the United States and abroad.

Management believes that OAUGDP® applications will continue to emerge for the next several years. It is management’s belief that the Product Development Strategy favors a continuous pipeline of new market-driven products to provide for continually increasing revenue while the Product Commercialization Strategy will support excellent investor returns in the form of increasing earnings per share.

Other Patents

In June 1996, the TES subsidiary of AGT entered into a nonexclusive license and royalty agreement with a sewing machine manufacturer to use the electronic gearing sewing machine technology developed and patented by TES. Under the terms of the agreement, the licensee was to pay TES $250,000 upon the sale of the first class of machine built by the licensee using the technology. In addition, the licensee is to pay AGT an additional $250,000 plus royalties of 1.75% to 2% of the sales price for sales of each class of sewing machine produced and sold by the licensee using TES’s technology, and also pay TES $250,000 when the licensee’s sales of each class of machine reaches $30 million milestone. The licensee has no obligation to apply TES’s technology to additional classes of industrial sewing machines. There was no royalty income from the sale of the machines produced under this agreement in fiscal year 2006; royalty income in fiscal year 2005 was $24,826.

Item 2. Description of Property.

AGT currently leases approximately 13,750 square feet of space in a multi-use industrial space in Knoxville, Tennessee. The initial term of this lease ran through April 30, 2005 and AGT exercised its right to renew for an additional term through October 31, 2010. The Company’s facility represents an investment by AGT of $850,000 in chemistry, physics, plasma and microbiology laboratories, a prototype development shop and offices. The leasehold is part of a 40,000 square foot development.

Item 3. Legal Proceedings.

There are no material pending legal proceedings to which AGT is a party or to which its property is subject.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a shareholder vote during the fourth quarter of AGT’s fiscal year 2006.

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

The following table reflects the high and low bid prices for the Common Shares on the Electronic Bulletin Board for each quarter of the fiscal years ended March 31, 2006 and 2005.

	Common Shares
	High	Low
4th Quarter, 2006	$0.30	$0.13
3rd Quarter, 2006	$0.22	$0.12
2nd Quarter, 2006	$0.27	$0.14
1st Quarter, 2006	$0.29	$0.23

4th Quarter, 2005	$0.40	$0.24
3rd Quarter, 2005	$0.55	$0.22
2nd Quarter, 2005	$0.40	$0.22
1st Quarter, 2005	$0.52	$0.22

The approximate number of holders of Common Shares of AGT as of May 31, 2006 was 1,292 (based upon the number of record holders) excluding shareholders whose Common Shares are held in nominee or street name by brokers. There were two holders of Class B Common Shares on that same date.

AGT has never paid cash dividends on any of its outstanding securities. AGT does not anticipate paying cash dividends on any shares in the foreseeable future. AGT is expected to retain earnings to finance expansion of the business and for general corporate purposes. The declaration and payment of any dividends on the Common Shares is at the discretion of the Board of Directors and depends on, among other things, earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors considered relevant by the Board of Directors. In addition, AGT is in negotiations for short-term financing the terms of which is likely to include restrictions on the payment of dividends.

In January 2006, AGT issued 502,500 Common Shares for $206,730 in an offering under Regulation S under the Securities Act of 1933 (the “Securities Act”). In February 2006, AGT issued another 561,000 Common Shares for $90,670 and, in March 2006 193,000 Common Shares for $35,060, under that same offering The issues were a part of an offering of up to 18,750,000 Common Shares at a price equal to the final bid on the Electronic Bulletin Board for AGT’s shares on the day before the transaction. The placement agent in the sale of these shares was Bellador Information Services FZ-LLC which received a 35% commission on funds raised by it offshore.

Also in the fourth quarter of fiscal year 2006, AGT issued 2,528,333 Common Shares in an offering under Section 506 of Regulation D under the Securities Act at a rate of $0.12 per share. LandOak Securities, LLC, a company owned by a director and shareholder of AGT, acted as placement agent and received a 6% commission on the sales under Regulation D.

In March 2006, AGT entered into an agreement with Maxim Group LLC (“Maxim”), an investment banker and financial advisor, under which agreement AGT engaged Maxim to provide advice to AGT. In connection with the agreement, AGT issued to Maxim 285,715 of its Common Shares in a private transaction under Section 4(2) of the Securities Act.

Equity Compensation Plan Information

The following table sets out information with respect to AGT’s equity compensation plans as of March 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	230,024	$3.50
	230,023	$7.00	N/A
Equity compensation plans not approved by security holders	13,506,493	$0.09
	1,818,182	$0.11	N/A
Total	16,039,746

Options

With respect to the options not approved by security holders, AGT issued the following options upon the terms described below:

Charles West, a former Chief Executive Officer of AGT, received incentive stock options to purchase up to 690,071 Common Shares in May 1999. One-third of the options vested on the first anniversary of employment and have an exercise price of $1.00 per share, one-third vested on the second anniversary with an exercise price of $3.50 per share and the remainder vested on the third anniversary with an exercise price of $7.00 per share. The options are exercisable for five years from the date they vest. The first two sets of options have expired without being exercised.

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

AGT issued options to purchase 4,000,000 Common Shares at a price of $0.11 per share for ten years to Thomas W. Reddoch (formerly Chairman and Chief Executive Officer of AGT) in connection with an employment agreement entered into on March 1, 2004.

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

AGT issued options to purchase 909,091 Common Shares for $0.11 per share for 36 months from July 15, 2004 to Sharon L. Draper (Vice President of Finance and Chief Accounting Officer). On March 24, 2004, AGT also issued options to purchase 909,091 Common Shares for $0.11 per share for 24 months from April 24, 2004 to Tim C. Kelly (Vice President of Business Development), however these expired on April 25, 2006.

2006 Equity Incentive Plan

On May 5, 2006, the Board of Directors adopted the 2006 Equity Incentive Plan (the “Plan”) which was approved by shareholders of AGT on May 23, 2006. Up to 10,000,000 Common Shares (subject to adjustment in the event of stock splits and other similar events) may be issued pursuant to awards granted under the Plan. Common Shares underlying incentive stock option awards may not exceed 3,000,000 and restricted stock awards may not exceed 3,000,000 Common Shares. The Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options, restricted stock and stock bonuses as described below. The Awards may be granted by the Board of Directors or a committee formed by the Board to implement the Plan.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

AGT is a development stage enterprise currently dependent upon capital raised mainly through private placements. Our net loss was $2,578,715 for the year ended March 31, 2006 and we have had consecutive losses totaling $6,585,403 since inception of the current business on

May 1, 2000. Current revenues consist substantially of research and development contracts related to possible applications of the patented OAUGDP®. Annualized revenues from these contracts decreased approximately 13% this year from the previous year, but had increased an average of 54% each of the three prior years. However, as with other development stage enterprises in our industry, contract revenues do not cover all of our costs, specifically the additional personnel needed to advance the technology further toward the product stage. Expenses have also increased at approximately 13% in the current year and at a rate similar to revenues in the three prior years, mainly due to increased personnel levels, rent and interest expense.

Results of Operations

Year Ended March 31, 2006 Compared to the Year Ended March 31, 2005

We incurred a net loss of $2,578,715 for the year ended March 2006, compared to a net loss of $1,849,408 for the year ended March 2005 for an increase in net loss of 39%. Our revenues decreased by 13% mainly due to a decrease in funds from government research and development contracts, partially resulting from a shift of resources to commercial projects in 2006. Management determined to shift resources to commercial projects to accelerate the development of the prototypes of commercial applications. Overall, operating expenses have increased 13% with the most significant increase being a 31% increase in general and administrative expenses mainly due to interest on new debt (a 269% increase) and occupancy costs associated with our expanded corporate office (a 67% increase). Other increases in expenses are primarily due to the increased commercial development activity.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the sale of equity, and recently through debt, some of which is convertible to equity. The Company needs substantial additional funding in the near future to develop and bring to a commercialization state its OAUGDP® technology. While there is no guarantee we can obtain such future funding, we have been successful in our efforts thus far and expect that future offerings, along with contract revenues, will provide sufficient capital to continue through our next fiscal year. Failure to obtain new funding could have a material adverse effect on our liquidity.

At March 31, 2006, we had $55,150 in cash and cash equivalents. The goal of our current fundraising efforts is to raise an additional $5 million for operations. AGT has entered into a consulting agreement and a placement agreement with Maxim Group LLC to aid in its fundraising efforts which is described in more detail below. Expenditures for fiscal year 2007, specifically payroll and related costs are expected to increase 10 to 15 % due to expected expenses relating to government contracts and commercial application development. With the additional funds management hopes to raise and current or likely contract revenues, we should have sufficient capital to meet our operating needs for two years.

As of March 31, 2006, $1,425,000 of the outstanding debt is expected to be refinanced or converted into Common Shares within the next twelve months by several stockholders who have committed to fund the principal balance in exchange for 9,500,000 Common Shares. AGT has not paid interest on a promissory note in the principal amount of $580,000. The holder of the note has waived the default.

Subsequent to year-end, AGT obtained an additional loan totaling $50,000 from a third party, Richard Wintenberg. The loan is evidenced by a Convertible Promissory Note which is payable in one year and bears interest at a rate of 10% per annum payable quarterly. The share conversion price is based on sales of shares by the Company during the term of the note, but not to exceed $0.12 per share. In addition, William D. Russell loaned AGT $96,000 in June 2006. The principal is payable on August 14, 2006 in restricted Common Shares of AGT, the price per share of which is calculated as described below. The note provides for interest at a rate of 10% per annum with interest payable in cash also on August 14, 2006. The principal will be converted into Common Shares of AGT at the lowest price that shares were sold by AGT in any private placement during the term of the loan, but in no event at a price greater than $0.12 per share. The holder is also entitled to receive warrants to purchase the number of Common Shares of AGT equal to 20% of an accumulated purchase of 1,000,000 Common Shares at a price of $0.12 per share for a period of two years. AGT does not expect any significant unfunded capital expenditures during the next year.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) will require the Company to recognize compensation expense for all stock-based compensation in its consolidated statements of earnings. Pro forma disclosure will no longer be an alternative. The effect of this new pronouncement is addressed in further detail in the Notes to the Financial Statements included in Item 7 of this document.

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

On May 31, 2006, Atmospheric Glow Technologies, Inc. (“AGT”) entered into an agreement with Maxim Group LLC (“Maxim”), engaging Maxim as placement agent in connection with a proposed private placement on a best efforts basis of up to $5 million of equity, debt or equity-linked securities of AGT. As compensation, AGT will pay Maxim a fee and non-accountable expense allowance equal to 11% of the gross proceeds raised in the offering. In addition, Maxim will receive warrants to purchase additional securities of AGT equal to 8% of the total number of shares sold in the offering which warrants are exercisable for the five year period beginning one year after the offering, at the same price per share as the offering and which will include a one time demand and unlimited piggyback registration rights. AGT must also reimburse Maxim for reasonable out-of-pocket expenses incurred in connection with the engagement. The period of engagement is 120 days, subject to earlier termination by AGT if certain milestones are not met. For a period of twelve months following completion of the offering, Maxim will have a right of first refusal to manage or co-manage future public underwritings or private placement of securities by AGT. The agreement also contains customary confidentiality and indemnification provisions.

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

I tem 7. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Atmospheric Glow Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Atmospheric Glow Technologies, Inc. (A Development Stage Company) as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for the years ended March 31, 2006 and 2005, and the 2006, 2005, 2004 and 2003 amounts included in the consolidated statements of operations and cash flows for the period from May 1, 2000 (inception) through March 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated statements of operations and cash flows for the period from May 1, 2000 (inception) through December 31, 2002, included in the consolidated statements of operations and cash flows for the period from May 1, 2000 (inception) through March 31, 2006. These amounts were audited by other auditors whose report dated February 25, 2003, expressed an unqualified opinion on the consolidated financial statements taken as a whole, and our opinion, insofar as it relates to the consolidated statements of operations and cash flows for the period from May 1, 2000 (inception) through December 31, 2002, included in the consolidated statements of operations, shareholders’ (deficit) equity and cash flows for the period from May 1, 2000 (inception) through March 31, 2006, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atmospheric Glow Technologies, Inc. (A Development Stage Company) at March 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years ended March 31, 2006 and 2005, and the period from May 1, 2000 (inception) through March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

May 24, 2006, except for Note 2, as to which the date is June 16, 2006

/s/ Coulter & Justus, P.C.

Knoxville, Tennessee

Bible Harris Smith, P.C.

Certified Public Accountants and Business Advisors Since 1949

507 West Clinch Avenue Knoxville, TN 37902-2104	Member of the AICPA Peer Review Program Member of the Tennessee Society of Certified Public Accountants
Phone 865-546-2300
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

Bible Harris Smith, P.C.

Knoxville, Tennessee

February 25, 2003

BKR An independent member of BKR International with offices throughout the world

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Balance Sheets

	March 31, 2006	March 31, 2005
Assets
Cash and cash equivalents	$55,150	$153,655
Trade receivables	188,144	301,145
Retainage receivables	60,028	—
Prepaid expenses	20,214	13,879

Total current assets	323,536	468,679
Property and equipment, less accumulated depreciation	549,738	576,091
Intangible assets, less accumulated amortization	1,435,751	1,539,688
Deposits	7,988	10,949

Total assets	$2,317,013	$2,595,407

Liabilities and Stockholders’ (Deficit) Equity
Current portion of notes payable to related parties	$842,709	$—
Notes payable	548,456	500,000
Current portion of long-term debt	5,485	—
Current portion of capital leases	15,883	21,993
Accounts payable	679,990	403,609
Accrued expenses	400,105	363,190

Total current liabilities	2,492,628	1,288,792
Notes payable to related parties, less current portion	549,431	549,431
Long-term debt, less current portion	41,245	—
Capital leases, less current portion	8,755	—

Total liabilities	3,092,059	1,838,223
Stockholders’ (deficit) equity
Common Shares, par value $.01; 400,000,000 shares authorized; 232,429,337 and 224,132,488 shares issued and outstanding as of March 31, 2006 and 2005	2,324,293	2,241,324
Class B Common Shares; convertible, par value $.01; 5,000,000 shares authorized; 750,000 shares issued and outstanding	7,500	7,500
Class D Common Shares; convertible, par value $.01; 600,000 shares authorized; none issued or outstanding	—	—
Preferred Shares, par value $.01; 10,000,000 shares authorized ; none issued or outstanding	—	—
Additional paid in capital	3,478,564	2,515,048
Accumulated deficit in the development stage	(6,585,403)	(4,006,688)

Total stockholders’ (deficit) equity	(775,046)	757,184

Total liabilities and stockholders’ (deficit) equity	$2,317,013	$2,595,407

The accompanying notes are an integral part of these financial statements.

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Operations

	Year Ended March 31, 2006	Year Ended March 31, 2005	May 1, 2000 (Inception) to March 31, 2006
Operating revenues:
Contract revenues earned	$1,617,590	$1,851,017	$5,497,292
Other revenues	23,998	33,610	131,078

Total operating revenues	1,641,588	1,884,627	5,628,370

Operating expenses:
Payroll and related costs	2,281,332	2,110,115	6,230,862
Laboratory expenses	644,565	639,426	2,271,359
General and administrative expenses	1,294,406	984,494	3,711,552

Total operating expenses	4,220,303	3,734,035	12,213,773

Net loss	$(2,578,715)	$(1,849,408)	$(6,585,403)

Loss per share (basic and diluted):	$(0.01)	$(0.01)	$(0.03)

The accompanying notes are an integral part of these financial statements.

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statement of Stockholders’ (Deficit) Equity

From May 1, 2000 (Inception) to March 31, 2006

	Previous Shares	Previous Share Amount	Common Shares	Common Amount	Class B Common Shares	Class B Common Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Shares issued October 20, 2000	101,101	$116,020	—	$—	—	$—	$—	$—	$116,020
Non-Member contribution in 2000							34,730		34,730
Additional amounts received for shares previously issued		4,700							4,700
Shares redeemed in 2001	(11,200)	(13,000)							(13,000)
Shares issued in 2002	9,877	168,235							168,235
Recapitalization of Company resulting from reverse merger	(99,778)	(275,955)	210,828,848	2,108,288	750,000	7,500	705,681		2,545,514
Common stock issued in 2004			2,050,000	20,500			205,000		225,500
Net loss through March 31, 2004								(2,157,280)	(2,157,280)

Balance at March 31, 2004	—	—	212,878,848	2,128,788	750,000	7,500	945,411	(2,157,280)	924,419
Common stock, shares issued			11,253,640	112,536			1,278,728		1,391,264
Stock based compensation							290,909		290,909
Net loss								(1,849,408)	(1,849,408)

Balance at March 31, 2005	—	—	224,132,488	2,241,324	750,000	7,500	2,515,048	(4,006,688)	757,184
Common stock, shares issued			8,296,849	82,969			963,516		1,046,485
Net loss								(2,578,715)	(2,578,715)

Balance at March 31, 2006	—	$—	232,429,337	$2,324,293	750,000	$7,500	$3,478,564	$(6,585,403)	$(775,046)

The accompanying notes are an integral part of these financial statements.

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31, 2006	Year Ended March 31, 2005	May 1, 2000 (Inception) to March 31, 2006
Operating activities
Net loss	$(2,578,715)	$(1,849,408)	$(6,585,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	238,479	224,908	794,249
Stock based compensation	—	290,909	290,909
Costs paid with equity	131,958	—	140,782
Loss on disposal of property and equipment	18,719	—	55,706
Changes in operating assets and liabilities:
Receivables	52,973	(40,182)	(248,172)
Prepaid expenses	(6,335)	(2,565)	(17,715)
Deposits	2,961	—	(7,988)
Accounts payable	316,381	(19,436)	442,261
Deferred compensation	—	(30,000)	149,423
Accrued expenses	166,703	(164,878)	(17,337)

Net cash used in operating activities	(1,656,876)	(1,590,652)	(5,003,285)

Investing activities
Additions to intangible assets	(9,347)	(16,893)	(1,635,558)
Purchase of property and equipment	(86,489)	(109,017)	(842,327)

Net cash used in investing activities	(95,836)	(125,910)	(2,477,885)

Financing activities
Proceeds from short term notes	1,324,052	557,500	5,703,052
Repayments of short term notes	(328,865)	(357,500)	(695,365)
Cash acquired in reverse merger	—	—	53,017
Proceeds from issuance of Common Shares	687,447	1,391,264	2,304,211
Proceeds from issuance of members’ equity	—	—	217,720
Redemption of members’ interest	—	—	(13,000)
Increase in minority interest	—	—	43,058
Principal payments on capital lease obligations	(28,427)	(22,973)	(76,373)

Net cash provided by financing activities	1,654,207	1,568,291	7,536,320

Net (decrease) increase in cash and cash equivalents	(98,505)	(148,271)	55,150
Cash and cash equivalents at beginning of period	153,655	301,926	—

Cash and cash equivalents at end of period	$55,150	$153,655	$55,150

Supplemental disclosures of cash flow information:
Cash paid for interest	$69,107	$82,194	$164,997

The accompanying notes are an integral part of these financial statements.

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED FROM PAGE 25)

	Year Ended March 31, 2006	Year Ended March 31, 2005	May 1, 2000 (Inception) to March 31, 2006
Supplemental disclosures of noncash activity:

Members’ equity in exchange for rent	$—	$—	$4,500
Equipment contributed by non-members	—	—	34,730
Equipment acquired with capital lease	31,072	—	101,011
Furniture acquired with note payable	—	—	11,600
Note payable paid with equity	—	—	36,600
Minority interest in subsidiary acquired with equity	—	—	27,310
Liabilities satisfied with stock	169,788	—	3,130,283
Net assets obtained in reverse merger	—	—	151,749
Net liabilities assumed in reverse merger	—	—	597,321

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

Major Customers and Credit Concentration - The Company’s receivables are primarily with Federal government agencies. Revenues from the Company’s largest individual customers accounted for approximately 43%, 32%, 13% and 11% in 2006, 37%, 24% and 19% in 2005, and 31%, 23%, 22% and 10% since inception, of total revenue, respectively.

Accounts Receivable - Accounts receivable of the Company are not collateralized and are due under terms stated to the customer. Customers having accounts receivable balances greater than 10% account for 60%, 23%, and 13% at March 31, 2006 and 36%, 28% and 27% at March 31, 2005 of total accounts receivable, respectively. It is the policy of management to review the outstanding accounts receivable periodically, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts for uncollectible amounts. Anticipated bad debts are considered by management to be negligible and, accordingly, no provision for bad debts has been included in the accompanying statements. At March 31, 2006, $8,000 of accounts receivable were greater than 90 days old.

Notes to Financial Statements, Continued

1.	Summary of Significant Accounting Policies and Other Disclosures (Continued)

Fair Value of Financial Instruments - The Company’s financial instruments consisted of cash, accounts receivable and notes payable. The fair value of these financial instruments approximated the carrying amounts reported in the Consolidated Balance Sheet.

Property and Equipment – Depreciation is computed using primarily the straight-line method over the estimated useful lives of the assets ranging between three and ten years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life. Routine repair and maintenance costs are expensed as incurred.

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

Advertising Costs - Advertising costs are charged to expense as incurred and totaled $14,711 for the year ended March 31, 2006, and $66,098 from inception, respectively. There were no advertising costs for the year ended March 31, 2005.

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

Accounting for Stock-Based Compensation - The Company sponsors a stock-based employee compensation plan, which is described more fully in Note 11. As permitted by SFAS 148 and 123, the Company has chosen to apply the intrinsic value method provided for by APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based compensation awarded to employees.

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

Had compensation expense for the Company’s plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts as follows:

Notes to Financial Statements, Continued

1.	Summary of Significant Accounting Policies and Other Disclosures (Continued)

	Year Ended March 31, 2006	Year Ended March 31, 2005	May 1, 2000 (Inception) to March 31, 2006
Basic and diluted:
Net loss, as reported	$(2,578,715)	$(1,849,408)	$(6,585,403)
Stock based compensation, net of tax	—	22,727	22,727

Net loss, pro forma	$(2,578,715)	$(1,872,135)	$(6,608,130)

Loss per share:
Basic and diluted, as reported	$(0.01)	$(0.01)	$(0.03)

Basic and diluted, pro forma	$(0.01)	$(0.01)	$(0.03)

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

Reclassifications – Certain amounts in previous fiscal years have been reclassified to conform to 2006 classifications.

New Accounting Standards – In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) will require the Company to recognize compensation expense for all stock-based compensation in our consolidated statements of operations. Pro forma disclosure will no longer be an alternative. The Summary of Significant Accounting Policies —Accounting for Stock-Based Compensation, above, contains pro forma disclosures regarding the effect on net earnings and earnings per share as if the Company had applied the fair value method of accounting for stock-based compensation. SFAS No. 123(R) will also require the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, as required under current guidance. The new requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. SFAS No. 123(R) is effective for fiscal years beginning after December 15, 2005, with early adoption permitted. The Company is currently evaluating the effect of this pronouncement on its options.

Notes to Financial Statements, Continued

2.	Notes Payable to Stockholders and Notes Payable

At March 31, 2006 and 2005, the Company has a $549,431 note payable to a stockholder due June 25, 2007, bearing interest at 10% secured by certain royalty revenues of the Company. The Company incurred interest expense of $54,943 under this note in 2006 and 2005, respectively.

At March 31, 2006 and 2005, the Company has convertible notes payable of $300,000 and $200,000, bearing interest at 10% with principal and interest payable at June 30, 2006. Both notes are convertible into a total of 2,000,000 Common Shares at $0.25 per share at the option of the holders.

At March 31, 2006, the Company has demand notes payable totaling $475,000 and convertible notes payable totaling $425,000 (payable at dates ranging from six months to one year from the date of the respective notes), all from certain officers, directors and shareholders, bearing interest at 10% per annum. As an inducement to make these loans, the holders were granted Common Shares of the Company (1,050,000 Common Shares in 2006, including $150,000 of demand notes payable which were obtained and paid in 2006). The relating discount is netted with notes payable to related parties in the accompanying financial statements ($57,291 remaining at March 31, 2006) and is being amortized over the term of the respective loans. As to the convertible notes payable, the notes are convertible at the option of the holders into 3,541,667 Common Shares of the Company at the same price as shares are being sold in any private placement active at the time of conversion, but in no event greater than prices ranging from $0.12 to $0.15 per share as stated in the respective notes.

At March 31, 2006, the Company has a $46,730 unsecured, note payable to a financial institution payable in monthly installments of $850, including principal and interest, bearing interest at 10.75%. Maturities for 2007 through 2011, and thereafter are $5,485, $6,053, $6,737, $7,498, $8,345 and $12,612, respectively.

At March 31, 2006, the Company has $48,456 outstanding on a $50,000, unsecured, open-end line of credit from a financial institution with interest payable monthly at 12.49%.

Subsequent to year end, AGT obtained an additional loan for $50,000 from a third party. The loan is payable as a one year convertible promissory note and bears interest at a rate of 10% per annum with terms similar to other promissory notes issued by the Company as cited above.

Subsequent to year end, the Company issued a note to a third party in the amount of $96,000, which provides for payment of interest only at a rate of 10% per annum on August 14, 2006. Upon this date, the note will be converted into Common Shares of AGT according to terms similar to other promissory notes issued by the Company as sited above. In addition, the holder of the note is entitled to receive warrants to purchase the number of Common Shares of AGT equal to 20% of an accumulated purchase of 1,000,000 Common Shares at a price of $.12 for a period of two years.

3.	Property and Equipment

Property and equipment consists of the following at March 31:

	2006	2005
Equipment	$425,777	$438,275
Furniture and Fixtures	63,379	48,708
Computer Equipment	74,278	66,590
Leasehold Improvements	350,987	297,298

Total	914,421	850,871
Less Accumulated Depreciation & Amortization	(364,683)	(274,780)

Net Property and Equipment	$549,738	$576,091

Notes to Financial Statements, Continued

3.	Property and Equipment (Continued)

Property and equipment under capital lease, which is included above, is comprised of the following:

	2006	2005
Equipment Under Capital Lease	$87,230	$69,940
Accumulated Amortization	(57,287)	(51,332)

Equipment Under Capital Lease - Net	$29,943	$18,608

Amortization of assets recorded under capital leases is included with depreciation expense in the accompanying financial statements. Depreciation expense (including amortization of assets under capital leases) amounted to $125,138, $111,624, and $395,565 for the years ended March 31, 2006 and 2005, and since inception, respectively.

4.	Lease Obligations

The Company leases certain equipment under two lease agreements classified as capital leases. These agreements expire in 2007 and 2008, respectively. The Company incurred interest expense related to capital leases of $3,524, $2,936 and $12,062 for the years ended March 31, 2006 and 2005, and since inception, respectively.

The Company leases its office facilities under an agreement classified as an operating lease. The lease, which expires in October 2010, requires monthly rental payments of $13,825. Rental expense for all operating leases for the years ended March 31, 2006 and 2005, and since inception was approximately $160,000, $75,000, and $374,000, respectively.

Future minimum lease payments for leases, by year and in the aggregate, consist of the following as of March 31, 2006:

	Operating	Capital
2007	$165,900	$18,396
2008	165,900	7,902
2009	165,900	1,976
2010	165,900	—
2011	96,775	—

Total minimum lease payments	$760,375	28,274

Amount representing interest		3,636

Present value of minimum lease payments (including $15,883 classified as current as of March 31, 2006)		$24,638

5.	Interest Expense

Interest incurred and charged to expense for the years ended March 31, 2006 and 2005, and inception to date, totaled $306,907, $83,200, and $436,384, respectively.

Notes to Financial Statements, Continued

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

7.	Income Taxes

For tax purposes, as of March 31, 2006, the Company has net operating loss and foreign tax credit carryovers available to offset future income taxes. These carryovers expire as follows:

Net Operating Loss			Foreign Tax Credit
Year Generated	Year of Expiration	Amount	Year Generated	Year of Expiration	Amount
1997	2017	$107,622	2000	2005	$20,975
1998	2018	515,167	2001	2006	47,161
1999	2019	472,518	2002	2007	13,618
2000	2020	373,853	2003	2008	13,077
2001	2021	104,940	2004	2009	8,207
2002	2022	104,940	2005	2010	6,207
2003	2023	104,940
2004	2024	104,940
2005	2025	1,966,982
2006	2026	2,584,537

		$6,440,439			$109,245

Significant components of the Company’s deferred tax assets and liabilities as of March 31, 2006 are as follows:

Notes to Financial Statements, Continued

7.	Income Taxes (Continued)

Deferred tax assets consist of the following at March 31:

	2006	2005
Patents	$16,477	$16,477
Warrants	34,461	34,461
Capital loss carryforward	64,633	64,633
Net operating loss carryovers	2,466,044	1,518,806
Foreign tax credit carryovers	109,245	117,212

Total deferred tax assets	2,690,860	1,751,589
Valuation allowance for deferred tax assets	(2,671,908)	(1,736,265)

Net deferred tax assets	18,952	15,324
Deferred tax liabilities:
Amortization	18,952	15,324

Total deferred tax liabilities	18,952	15,324

Net deferred tax assets	$—	$—

As described in Note 1, the reverse merger transaction with APH has resulted in a change in control as defined by the Internal Revenue Code, which limited the use of net operating loss carryovers in future periods. Management is unable to currently assert that it is more likely than not that the net deferred tax asset will be realized.

During 2006, the Company increased its valuation allowance by $935,643 to reflect the effects of 2006 net operating losses, net of expiring net operating losses and foreign tax credits from previous years.

The income tax benefit recognized for the years ended March 31, 2006 and 2005, compares with the statutory federal income tax expense as follows:

	2006	2005
Federal income tax benefit at statutory rate	$(989,619)	$(715,175)
Potential future tax benefit of net operating loss not recognized in the current year	989,619	715,175

Income tax	$—	$—

8.	License and Royalty Agreement

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

Notes to Financial Statements, Continued

9.	Commission Agreement

The Company has entered into an agreement with LandOak Securities, LLC (“LandOak Securities”) under which LandOak Securities agrees to use its reasonable best effort to place shares of the Company in return for a fee equal to 6% of the aggregate purchase price of shares sold. LandOak Securities, is owned by two shareholders of the Company, one of which is also a director. As of March 31, 2006 and 2005, the Company owed $7,200 and $54,050, respectively, in commissions to LandOak Securities which is included in accounts payable.

Subsequent to March 31, 2006, the Company entered into an agreement with a placement agent in connection with a proposed private placement of up to $5,000,000 of equity, debt or equity-linked securities of the Company. The arrangement provides for the placement agent to receive 11% of the gross proceeds raised in the offering. In addition, the placement agent will receive warrants to purchase additional shares of the Company equal to 8% of the total number of shares sold in the offering which warrants are exercisable for five years after the offering.

10.	Loss per Share

Basic earnings (loss) per share assumes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common stock outstanding during each period. As a result of the Company’s net losses, the effect of potentially dilutive outstanding stock options of 15,349,675 shares and convertible debt of 5,541,667 shares had an antidilutive effect. Basic and diluted loss per share are the same for all classes of the Company’s common stock (thus they are not presented separately) because they have non-cumulative dividend rights under the terms of the Certificate of Incorporation of which none were available for distribution.

Common stock equivalents of 460,047 at March 31, 2006 were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock.

The following table sets forth the computation of basic loss per share:

	Year Ended March 31, 2006	Year Ended March 31, 2005	May 1, 2000 (Inception) to March 31, 2006
Loss:
Basic and diluted:
Loss attributable to common stockholders	$(2,578,715)	$(1,849,408)	$(6,585,403)
Shares: Basic and diluted:
Weighted average common shares outstanding	226,691,533	222,468,572	224,068,374

Loss per share	$(0.01)	$(0.01)	$(0.03)

Notes to Financial Statements, Continued

10.	Loss Per Share (Continued)

Weighted average Common Shares outstanding for the period from May 1, 2000 (inception) to March 31, 2006, are retroactively computed to reflect the capital structure of the Company after the reverse merger.

11.	Stock Options

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

The Company has an incentive stock option plan in conjunction with the appointment of a former President and Chief Executive Officer. The Company granted the employee options to purchase 690,071 Common Shares of the Company. Under the plan, options to purchase 230,024 shares vested on the first anniversary and are exercisable at a price of $1.00 per share, options to purchase 230,024 shares vested on the second anniversary and are exercisable at a price of $3.50 per share, and the remaining options to purchase 230,023 shares vested on the third anniversary are exercisable at a price of $7.00 per share. All options under the plan must be exercised within five years of vesting or they will expire. During 2006, options to purchase 230,024 shares at $1.00 per share expired.

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

In fiscal 2005, the Company issued stock options to two employees to purchase 909,091 of Common Shares each at $0.11 per share which expire in two and three years, respectively. Compensation expense of $290,909 was recognized in fiscal 2005 related to these options. No compensation expense was recognized in 2006.

A summary of options outstanding as of March 31, 2006 and changes during 2005 and 2006 is presented below:

Notes to Financial Statements, Continued

11.	Stock Options (Continued)

	Common Shares	Weighted Average of Exercise Prices	Weighted Average Grant Date Fair Value	Stock Options Exercisable	Weighted Average Exercise Price
Under option at April 1, 2004	14,271,564			14,271,564	$0.27
Options granted	1,818,182	$.11	$.27
Options expired	(50,000)	$1.00

Under option at March 31, 2005	16,039,746			16,039,746	$0.25
Options expired	(230,024)	$1.00

Under option at March 31, 2006	15,809,722			15,809,722	$0.24

The following table summarizes information about stock options at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at 3/31/06	Weighted Average Remaining Contractual Life (months)	Weighted Average Exercise Price	Number Exercisable At 3/31/06	Weighted Average Exercise Price
$ 0.07 – 0.11	15,324,675	33.2	$0.09	15,324,675	$0.09
$0.20	25,000	18.0	$0.20	25,000	$0.20
$3.50	230,024	2.0	$3.50	230,024	$3.50
$7.00	230,023	14.0	$7.00	230,023	$7.00

The weighted average remaining contractual life of outstanding options at March 31, 2006 was 2.71 years. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend growth rate	0.00%
Expected volatility	11.9%
Risk-free interest rate	4.89%
Expected lives	3 to 10 years

Subsequent to March 31, 2006, the Company approved the 2006 Equity Incentive Plan (the “2006 Incentive Plan”). Under the 2006 Incentive Plan, up to 10,000,000 of the Company’s Common Shares (subject to adjustment in the event of stock splits and other similar events) may be issued pursuant to awards under the plan. Awards under the plan consist principally of incentive stock and non qualified stock options, restricted stock awards and stock bonuses.

12.	Capital Stock

Classes of stock: The total number of shares which the Company is authorized to issue is 415,600,000 shares and all shares have a par value of $0.01 per share. There are 400,000,000 Common Shares

Notes to Financial Statements, Continued

12.	Capital Stock (Continued)

authorized of which 232,429,337 were issued and outstanding as of March 31, 2006. There are 5,000,000 Class B Common Shares authorized of which 750,000 were issued and outstanding as of March 31, 2006. There are 600,000 Class D Common Shares authorized of which none were issued and outstanding as of March 31, 2006. There are 10,000,000 Preferred Shares authorized of which none were issued and outstanding as of March 31, 2006. The Common Shares and the Class B Common Shares are identical in all respects and have equal rights and privileges except as noted below. There are no cumulative voting or any preferential or preemptive rights for any of AGT’s classes of stock except that holders of Class B Common Shares have preemptive rights with respect to the issuance of Class B Common Shares only. The Board of Directors has the authority to issue, in one or more series, Preferred Shares, having such preferences, rights and limitations as established by the Board of Directors. However, the voting rights of Preferred Shares may not exceed the voting rights of Common Shares.

Subsequent to year end, the Company issued an additional 1,975,000 Common Shares at $0.12 per share to investors and 18,000 Common Shares as directors’ compensation.

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

Conversion: Class B Common Shares can be converted into Common Shares at the rate of one Common Share for each Class B Common Share. Class D Common Shares can be converted into Common Shares at the rate authorized by the Board of Directors at the time of issuance of the shares. Such rate cannot exceed ten Common Shares for each Class D Common Share.

Transfer: Class D Common Shares are non-transferable.

Liquidation: Holders of Common Shares have preference over the Class B Common Shares upon liquidation to the extent of the par value of such Common Shares. Holders of Common Shares receive no further distribution until holders of Class B Common Shares have received the par value of their shares.

As of March 31, 2006, Common Shares have been reserved as follows:

Stock options	15,809,722
Conversion of Class B Common Shares to Common Shares	750,000

16,559,722

Notes to Financial Statements, Continued

13.	Intangible Assets

Intangible assets at March 31, 2006, include:

	Amount	Accumulated Amortization	Net	Amortization Period
Commercialization Rights	$1,525,000	$360,973	$1,164,027	15 years
Sewing Patents	189,701	53,033	136,668	20 years
Purchased Patents	100,000	20,370	79,630	18 years
Trademark	966	133	833	40 years
Other	54,593	—	54,593	—

Total	$1,870,260	$434,509	$1,435,751

Intangible assets at March 31, 2005, include:

	Amount	Accumulated Amortization	Net	Amortization Period
Commercialization Rights	$1,525,000	$259,306	$1,265,694	15 years
Sewing Patents	189,701	46,994	142,707	20 years
Purchased Patents	100,000	14,815	85,185	18 years
Trademark	966	110	856	40 years
Other	45,246	—	45,246	—

Total	$1,860,913	$321,225	$1,539,688

Amortization expense amounted to $113,284, $113,284, and $394,275 for the years ended March 31, 2006 and 2005, and since inception, respectively.

Amortization costs for the next five years are expected to be approximately $113,000 per year.

14.	Employee Benefit Plan

Effective April 1, 2004, the Company adopted a retirement savings plan (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan whereby employees who have completed six months of service, a minimum of 1,000 hours of service and are age 21 or older are eligible to participate. Currently, Company contributions are made at 100% of the employee’s contribution up to 3% of total annual compensation and 50% of the next 2% of total annual compensation. Employees are vested immediately. The matching contribution by the Company to the 401(k) Plan for 2006 and 2005 was approximately $55,000 and $43,000, respectively.

15.	Other Related Party Transactions

As of March 31, 2006 and 2005, the Company has $88,560 in accounts payable to an entity owned by the Company’s Chief Executive Officer for consulting fees incurred in relation to the Company’s reverse merger.

Notes to Financial Statements, Continued

16.	Continuing Operations

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realizations of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company had losses of $2,578,715, $1,849,408, and $6,585,403 for the years ended March 31, 2006 and 2005, and since inception, respectively. This factor, among others, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. Management realizes the Company must reach profitable operations and generate additional funds in order to continue as a going concern. The Company expects that additional capital will be raised through private placement offerings to fund the continuing efforts to commercialize the OAUGDP® technology. Absent additional capital, management may reduce commercialization costs and focus on existing revenue generated from research and development contracts.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Interim Chief Executive Officer and the Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures as of March 31, 2006. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, the Interim Chief Executive Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2006 were effective in timely alerting him to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.

Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting or in other factors identified in connection with the evaluation described above that occurred during the fiscal quarter ended March 31, 2006 or subsequent to March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information.

There was no information required to be disclosed in a report on Form 8-K by the Company during the fourth quarter of fiscal 2006 that was not reported.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following are the executive officers and directors of AGT. Brief descriptions of their experience follow.

Name	Age	Position at Company
Kimberly Kelly-Wintenberg	45	President, Chief Operating Officer, Director

Thomas W. Reddoch	60	Director, formerly Interim Chief Executive Officer

W. Scott McDonald*	43	Chief Executive Officer

Sharon L. Draper	50	Vice President of Finance, Secretary

Name	Age	Position at Company
Al R. Anderson	70	Director

Joseph B. Byrum	59	Director

Steven D. Harb	57	Director

Patrick L. Martin	53	Director

J. Russell Mothershed	57	Director

*	Became Chief Executive Officer on June 19, 2006.

Kimberly Kelly-Wintenberg, Ph.D. is President and .Chief Operating Officer of AGT and has held such positions since February of 2004. She was also elected a director of AGT in February 2004. Ms. Kelly-Wintenberg is the principle founder, a Governor, and the Chief Manager of Atmospheric Plasma Holdings, LLC and since January 2000, she has served as Chief Executive Officer and President of APH. Prior to that, from August 1993 through December 1999, she was an Instructor, Senior Research Associate, and Research Assistant Professor at the University of Tennessee in Knoxville, Tennessee. She received her B.S. in Microbiology from East Tennessee State University in 1983 and her Ph.D. in Microbiology from the University of Tennessee in 1991.

Thomas W. Reddoch, Ph.D. was Interim Chief Executive Officer and is a director of AGT. He was elected a director of AGT in December 2001 and became Chief Executive Officer and Chairman of AGT in February of 2004, which positions he held until earlier this year. Mr. Reddoch was CEO and President of Container Technologies Industries, LLC in Helenwood, Tennessee where he held this position from December 1999 through February 2003; he remains a director. Mr. Reddoch previously served as President of Format Industries, Inc. in Knoxville, Tennessee from 1996 to 1999, was a management consultant from 1994 to 1996 and was a founder and Executive Vice President of Electrotek Concepts, Inc. from 1984 to 1994. Mr. Reddoch received his B.S. in Electrical Engineering in 1967 and his M.S. in Electrical Engineering in 1969 from Lamar University in Beaumont, Texas and a Ph.D. in Electrical Engineering from Louisiana State University in Baton Rouge, Louisiana in 1973. Mr. Reddoch also is the President and a member of the Board of Directors of Tennessee Center for Research and Development in Knoxville, Tennessee.

W. Scott McDonald became Chief Executive Officer of AGT on June 19, 2006. Mr. McDonald was previously from 2003 to 2006, General Manager, Automotive Business and Strategic Marketing Director for Imagepoint, Inc., a privately held company based in Knoxville, Tennessee that provides engineering, design, sales, installation and maintenance of complex exterior signage, architectural elements and interior image solutions. Prior to joining Imagepoint from 2001 to 2003, Mr. McDonald was co-founder and managing partner of Healthtrust of the Carolinas, which developed clinical treatment centers geared to individuals experiencing chronic pain across North and South Carolina and was based in Charlotte, North Carolina. From 1999 until August 2001, Mr. McDonald served as Director of eCommerce Sales for General Motors Corporation. He began his career with General Motors Corporation as a cooperative education student attending General Motors Institute (now Kettering University) where he received a B.S. in Industrial Administration in 1986. He also earned an MBA from Stanford University in 1991 as a GM fellow. He managed international new product development activities, led both divestiture and new business development efforts and operated market research and analysis operations prior to becoming Director of GM’s eCommerce Sales activities.

Sharon L. Draper, was elected Chief Accounting Officer, Vice President of Finance, and Secretary in October 2002 and continues those roles. From June 2000 to December 2000, Ms. Draper was Chief Financial Officer for LandOak Company, LLC, and the predecessor company to LandOak. From August 1994 to June 2003, Ms. Draper was a Managing Partner for Venture Alliance, LLC, a Knoxville, Tennessee based venture development firm. Ms. Draper is and has been the Vice President and CFO of Container Technologies Industries, LLC since December 1999. Ms. Draper received a B.S. in Business Administration from the University of Tennessee in 1978.

Al R. Anderson is a director of AGT. Mr. Anderson, through AF Systems, has been providing technical and marketing advice to AGT since January 2005 for which AF Systems receives a monthly fee of $3,600, which consulting arrangement is expected to continue. Mr. Anderson is the President of AF Systems, a consulting marketing-technology company he founded in 1992. The company focuses on maintaining knowledge and support for dielectric applications, thin films, and polymer material screening and their assorted manufacturing processes. Mr. Anderson provides services including development and implementation of marketing, technical and business plans. Previously, Mr. Anderson was Vice President (1985-1992) at Leybold, Inc., the world’s largest supplier in the thin film deposition business, with responsibilities for product and market development of decorative, protective and EMI vacuum deposited thin films. His work included plant responsibilities for site selection and plant startup. For five years (1981-1985), he was Vice President of Technology at Indevco where he oversaw software application programs for MRP implementation on vacuum deposition processes. He had prior assignments at Raychem Corporation (from 1967-1981 as Marketing/Business Director) and Perkin-Elmer Corporation (1964-1967 in development and marketing). Mr. Anderson has a B.S.E.E. in Physics from City College of New York and has completed several graduate level programs, including studies in plasma physics business law. He additionally was a member of the “Plasma Aided Manufacturing Center” at the University of Wisconsin for seven years.

Joseph B. Byrum is a director of AGT. Mr. Byrum is President and Chairman of Continental Investments, a land development and farming operations company, and is Chairman and Chief Executive Officer of Continental Gulf Inc., a related company to Continental Investments, which is involved in the business of land development, farming operations, and finance, both located in Mobile, Alabama. He currently serves on the board and is a shareholder of several companies including GCA Services, Animas Corporation, Family Services Group, Bridge Staffing and Old Springhill Plantation. Previously, Mr. Byrum was Vice Chairman of Morrison Crothall Services (1993-2000) which bought the controlling interest from Morrison Healthcare in 1993. Subsequently, Morrison Crothall sold to Compass PLC of Great Britain in 2000. In 1992, Mr. Byrum became President of Gardner Merchant/Sodexho United States. From 1967 to 1992, Mr. Byrum held various positions with Morrison Management Services beginning with a position as a Manager through several promotions resulting in being made President of the company in 1984. He attended Cumberland University from 1964 to 1967.

Steven D. Harb is a director and Chairman of AGT. Mr. Harb is the founder and Chairman of Receivables Management Bureau, Inc., a healthcare services firm that has grown to over 120 employees since its inception in 1991. He is also the CEO of Gault Financial, LLC, a specialized financial services company he founded in 2000. Prior to founding Receivables Management Bureau, Inc., Mr. Harb practiced as a Certified Public Accountant (“CPA”), initially in the tax department of Arthur Anderson & Company. Within three years, he entered private practice, and subsequently co-founded and served as the Managing Partner of the CPA firm of Harb Goldstein & Associates. Next, Mr. Harb founded the CPA and consulting firm of Harb Souther & Snyder, PC, where he also served as Managing Partner. Mr. Harb received a B.S. in Accounting from the University of Tennessee in 1975 and received his CPA license in 1977.

Patrick L. Martin is a director and serves as the chief fund raiser for AGT. Mr. Martin was elected a director of AGT in May 1999. Since August of 1981, Mr. Martin has been employed by The Lanrick Group, Inc. in Knoxville, Tennessee where he provides financial planning and services. He is the owner of numerous businesses. Mr. Martin received a B.A. in Business Administration from the University of Tennessee in Knoxville in 1974 and a Masters in Financial Planning from The College of Financial Planning in Denver, Colorado in 1995.

J. Russell Mothershed is a director of AGT. Mr. Mothershed served as the Sr. Vice President and Chief Financial Officer for Ruby Tuesday, Inc. after Morrison, Inc. spun off into three separate companies from 1996 through 2001, after which he retired. Mr. Mothershed had a long career with Morrison, Inc. serving in a variety of positions with the company. He joined Morrison, Inc. in 1972 as an Assistant to the Controller. Subsequently, he was promoted to Vice President and Controller, then Vice President and Treasurer, then Sr. Vice President-Finance and ultimately, Sr. Vice President-Finance and Chief Financial Officer. Prior to joining Morrison, Inc., he was a Staff Accountant with Haskins & Sells from 1970-1972. Mr. Mothershed is a CPA in the State of Alabama and graduated from the University of South Alabama with a B.S. in Accounting in 1970. Since his retirement in 2001, Mr. Mothershed has been pursuing other business interests.

Committees of the Board of Directors and Nominations

AGT has established an audit and a compensation committee. These committees were staffed and chaired by former directors David J. DeCrane and Michael W. Howard, respectively. Patrick L. Martin served on both committees with Mr. DeCrane and Mr. Howard. The Board of Directors elected at the shareholders meeting on May 23, 2006 has not yet appointed directors to these committees; however, this is expected to occur at the next scheduled Board meeting. A copy of the Audit Committee’s charter was filed as an exhibit to AGT’s most recent Proxy Statement and to its From 10-KSB for the year ended March 31, 2005. AGT does not have an audit committee financial expert. It is a small company and has not been able to secure the services of one. The Board of Directors has not formally adopted a Code of Ethics, but management has prepared an initial draft of the Code and the Board expects to address this issue at its next meeting. Some related issues are discussed in the Audit Committee’s charter.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires AGT’s directors, officers and persons who beneficially own more than ten percent of the Common Shares (each, a “Reporting Person”) to file reports of ownership and changes of ownership with the SEC. Copies of all filed reports are required to be furnished to the issuer pursuant to the Exchange Act. Based solely upon a review of the forms and amendments thereto furnished to AGT during the fiscal year ended March 31, 2006, we believe that each Reporting Person complied with all applicable filing requirements during such fiscal year.

Item 10. Executive Compensation.

Effective on March 1, 2004, AGT entered into employment agreements with Thomas W. Reddoch to serve as its Chairman of the Board and Chief Executive Officer and Kimberly Kelly-Wintenberg to serve as its President and Chief Operating Officer. Both agreements are for a term beginning March 1, 2004 and ending February 28, 2007. The agreements may be earlier terminated in the event of the death, permanent disability or, upon sixty-day notice, the gross misconduct, material dishonesty or felony conviction of the employee.

Compensation under Mr. Reddoch’s agreement, in addition to benefits commensurate to those provided to other key employees and reimbursement of certain expenses, is a base salary of $150,000 (subject to annual reviews and increases by the Board of Directors). Beginning March 1, 2004, he received a signing bonus of $20,000 paid in monthly installments over the first year of the agreement. His performance bonus will be determined by AGT’s Compensation Committee. In addition to the compensation described above, Mr. Reddoch received incentive stock options to purchase up to 4,000,000 Common Shares at $0.11 in March 2004. The options are exercisable for ten years from the date they were issued. AGT has appointed a new Chief Executive Officer effective June 19, 2006. Mr. Reddoch will remain an employee under the terms of his Employment Agreement through February 28, 2007.

Compensation under Ms. Kelly-Wintenberg’s agreement, in addition to benefits commensurate to those provided to other key employees and reimbursement of certain expenses is a base salary of $130,000 (subject to annual reviews and increases by the Board of Directors). Beginning March 1, 2004, she receives an annual car allowance of $15,000 for a period of three years. Her performance bonus will be determined by AGT’s Compensation Committee. In addition to the compensation described above, Ms. Kelly-Wintenberg received incentive stock options to purchase up to 250,000 Common Shares at $0.11. The options are exercisable within a three year period beginning March 1, 2004.

The following table sets forth the compensation of the Chairman and Chief Executive Officer, Mr. Reddoch; the President and Chief Operating Officer, Ms. Kelly-Wintenberg; the Vice President of Finance and Chief Accounting Officer, Ms. Draper; and Alan Wintenberg, the most highly compensated employee of AGT who is not an executive officer, for the fiscal years ended March 31, 2006, 2005 and 2004:

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)	Other Annual Compensation ($)(2)	Restricted Stock Award(s)($)	Securities Underlying Options (#)
Thomas W. Reddoch, Interim Chief Executive Officer	2006	150,000	6,355	14,538	13,645	-0-
	2005	150,000	20,000	13,188	-0-	-0-
	2004	8,654	-0-	440	-0-	4,000,000
Kimberly Kelly-Wintenberg, President, Chief Operating Officer	2006	130,000	20,224	9,470	10,776	-0-
	2005	130,000	15,000	10,971	-0-	-0-
	2004	9,904	-0-	369	-0-	250,000
Sharon L. Draper Vice President of Finance, Chief Accounting Officer, Secretary	2006	108,160	2,612	12,229	5,388	-0-
	2005	102,336	-0-	10,685	-0-	909,091
	2004	6,240	-0-	367	-0-	-0-
Alan Wintenberg	2006	141,910	2,612	11,096	5,388	-0-
	2005	127,476	-0-	9,753	-0-	-0-
	2004	9,245	-0-	303	-0-	-0-

(1)	Mr. Reddoch, Ms. Kelly-Wintenberg, Ms. Draper, and Mr. Wintenberg became full time officers and/or employees of AGT effective February 29, 2004 and the compensation listed for fiscal year 2004 reflects only the compensation received for a one month period. Metrik Corporation, a consulting firm owned by Mr. Reddoch, billed (prior to Mr. Reddoch’s employment by AGT) AGT, for consulting services provided by Mr. Reddoch in fiscal years 2004 and 2003, $88,560 and $43,233, respectively. AGT currently owes Metrik Corporation $88,560. In addition, Mr. Reddoch received $106,302 from APH in fiscal year 2004 for consulting services provided. Ms. Draper was employed part time by LandOak Company, LLC, a wholly owned subsidiary of AGT, and part time by APH and served as an officer of AGT by virtue of her position with its subsidiary during fiscal year 2003.
(2)	Other annual compensation for Mr. Reddoch includes $6,382, $5,613 and $279 in health insurance premiums for fiscal years 2006, 2005 and 2004, respectively, $2,156, $1,298 and $161 for cell phone services for fiscal years 2006, 2005 and 2004, respectively, and $6,000 and $6,277 in fiscal years 2006 and 2005 in matching funds under AGT’s 401(k) plan. Other annual compensation for Ms. Kelly-Wintenberg includes $3,514, $3,160 and $128 in health insurance premiums (single rates are reported, family coverage received under Ms. Kelly-Wintenberg’s husband’s employment package with AGT) for fiscal years 2006, 2005 and 2004, respectively, $1,494, $2,457, and $241 for cell phone services for fiscal years 2006, 2005 and 2004, respectively, and $4,462 and $5,354 in fiscal years 2006 and 2005 in matching funds under AGT’s 401(k) plan. Other annual compensation for Ms. Draper includes $7,903, $6,853 and $367 in health insurance premiums for fiscal years 2006, 2005 and 2004, respectively, and $4,326 and $3,832 in fiscal years 2006 and 2005 in matching funds under AGT’s 401(k) plan. Other annual compensation for Mr. Wintenberg includes $5730, $5,046 and $303 in health insurance premiums (family rates, less the single coverage for Kimberly Kelly-Wintenberg, are reported) for fiscal years 2006, 2005 and 2004, respectively, and $5,359 and $4,707 in fiscal years 2006 and 2005 in matching funds under AGT’s 401(k) plan.

W. Scott McDonald, was appointed Chief Executive Officer of AGT with a start date of June 19, 2006. Subject to execution of an Employment Agreement and an expected Severance Agreement, the letter of intent provides that Mr. McDonald’s annual base salary will be $162,000. He will also receive options to purchase 2,000,000 Common Shares of AGT at an exercise price of $0.12 per share for five years after the first year of employment, 2,000,000 Common Shares of AGT at an exercise price of $0.18 per share for five years after the second year of employment and 2,000,000 Common Shares of AGT at an exercise price of $0.27 per share for five years after the third year of employment. The Employment Agreement will include standard termination provisions as well as standard intellectual property, confidentiality and nondisclosure agreements to protect AGT’s confidential and proprietary information. It will also include a provision preventing Mr. McDonald from competing with AGT during the term of employment and for two years thereafter to protect AGT’s relationship with its customers and suppliers.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of stock of AGT by management and 5% or greater shareholders as of June 16, 2006. A person is considered a beneficial owner of securities if such person, directly or indirectly, has voting power or investment power over the securities.

Name and Address	Title of Class	Total Number of Securities Owned Beneficially	Percent of Class (1)
Michael A. Atkins (1) 2001 Sand Street Kingsport, TN 37660	Common Shares	18,196,563	8%
Atmospheric Plasma Holdings, LLC (2) 924 Corridor Park Blvd Knoxville, TN 37932	Common Shares Class B Common Shares	89,320,265 500,000	38 67	% %
Joseph B. Byrum 2613 Charleston Oakes Drive West Mobile, AL 36695	Common Shares	1,500,000	1%
Sharon L. Draper (9) 1707 Split Ridge Road Knoxville, TN 37922	Common Shares	909,091	*
Steven D. Harb (3) 7307 Dunsford Lane Knoxville, TN 37919	Common Shares	5,825,003	2%
Kimberly Kelly-Wintenberg (4) 12625 Bayview Drive Knoxville, TN 37922	Common Shares Class B Common Shares	91,556,283 500,000	39 67	% %

Name and Address	Title of Class	Total Number of Securities Owned Beneficially	Percent of Class (1)
Patrick L. Martin (5) 30 Rivendell Knoxville, TN 37922	Common Shares Class B Common Shares	27,666,652 250,000	11 33	% %
J. Russell Mothershed 12400 Somersworth Drive Knoxville, TN 37934	Common Shares	2,714,286	1%
Thomas W. Reddoch (6) 5329 Hickory Hollow Road Knoxville, TN 37919	Common Shares	5,552,954	2%
Daniel M. Sherman (7) 9001 Grayland Drive, Apt. E Knoxville, TN 37923	Common Shares Class B Common	89,615,492 500,000	38 67	% %
Suzanne L. South (8) 1437 Ellis Woods Loop Road Sevierville, TN 37876	Common Shares Class B Common	89,653,044 500,000	38 67	% %
Directors and Officers As a Group (10)	Common Shares Class B Common Shares	135,724,269 750,000	54 100	% %

*	Less than 1%
1.	The number of Common Shares listed for Mr. Atkins includes 7,832,571 Common Shares owned by his wife, Sherry Len Turner; and 500,000 Common Shares owned by R&R family trust of which Mr. Atkins and his wife are trustees.
2.	The number of Common Shares listed for APH includes 500,000 Common Shares that it would receive if it converted its Class B Common Shares to Common Shares; and 1,363,636 Common Shares that it would receive if it exercised its options.
3.	Mr. Harb is nominated to serve as a director of AGT. The number of Common Shares listed for Mr. Harb includes 2,250,000 Common Shares owned by his wife, Jane Harb; 1,200,003 Common Shares owned by Gault Financial Pension Plan of which he is trustee; and 125,000 Common Shares owned by Gault Financial, LLC which Mr. Harb controls and of which he is an owner.
4.	Ms. Kelly-Wintenberg is President, Chief Operating Officer, and a director of AGT, as well as the chief manager, a governor and an owner of voting interests in APH. The number of Common Shares listed for Ms. Kelly-Wintenberg includes 21,552 Common Shares owned by her husband Alan Wintenberg; 4,000 Common Shares owned by her son, Andrew Wintenberg; 4,000 Common Shares owned by her daughter, Molly Wintenberg; the Common Shares beneficially owned by APH; 250,000 Common Shares that she would receive if she exercised her options; and 1,666,666 Common Shares that she would receive if she converted certain notes of AGT held by her and her husband, assuming a conversion rate of $0.12 per share.

5.	Mr. Martin is a director of AGT. The number of Common Shares listed for Mr. Martin includes 1,000,000 Common Shares owned by his wife, Deborah N. Martin; 250,000 Common Shares that he would receive if he converted his Class B Common Shares to Common Shares; 7,142,857 Common Shares that Mr. Martin would receive if he exercised his options; and 833,333 Common Shares that he would receive if he converted notes of AGT held by him, assuming a conversion rate of $0.12 per share.
6.	Mr. Reddoch was Interim Chief Executive Officer and is a director of AGT. The number of Common Shares listed for Mr. Reddoch includes 4,000,000 Common Shares that he would receive if he exercised his options; and 1,250,000 Common Shares that he would receive if he converted certain notes of AGT held by him, assuming a conversion rate of $0.12 per share.
7.	Mr. Sherman is an employee of AGT and a governor and an owner of voting interests in APH. The number of Common Shares listed for Mr. Sherman includes the Common Shares beneficially owned by APH; and 250,000 Common Shares that he would receive if he exercised his options.
8.	Ms. South is an employee of AGT and a governor and an owner of voting interests in APH. The number of Common Shares listed for Ms. South includes the Common Shares beneficially owned by APH; and 250,000 Common Shares that she would receive if she exercised her options.
9.	Ms. Draper is Vice President of Finance, Chief Accounting Officer and Secretary of AGT. The number of shares listed for Ms. Draper are the 909,091 Common Shares that she would receive if she exercised her options.
10.	The number of Common Shares listed for the directors and executive officers include all of the Common Shares beneficially owned by APH (through Ms. Kelly-Wintenberg); the 4,000,000 Common Shares Mr. Reddoch would receive if he exercised his options, and the 1,250,000 Common Shares Mr. Reddoch would receive if he converted his notes; the 250,000 Common Shares Ms. Kelly-Wintenberg would receive if she exercised her options, the 1,666,666 Common Shares Ms. Kelly-Wintenberg and her husband would receive if they converted their notes, the 21,552 Common Shares owned by Ms. Kelly-Wintenberg’s husband, and the 8,000 Common Shares held by Ms. Kelly-Wintenberg’s children; the 909,091 Common Shares Ms. Draper would receive if she exercised her options; the 1,000,000 Common Shares owned by Mr. Martin’s wife, Deborah N. Martin, the 250,000 Common Shares that Mr. Martin would receive if he converted his Class B Common shares to Common Shares, the 7,142,857 Common Shares that Mr. Martin would receive if he exercised his options, and the 833,333 Common Shares Mr. Martin would receive if he converted his notes; and 2,250,000 Common Shares owned by Mr. Harb’s wife, 1,200,003 Common Shares owned by Gault Financial Pension Plan, and 125,000 Common Shares owned by Gault Financial, LLC.

See the section on Equity Compensation Plan Information for additional information regarding AGT’s equity compensation plans.

Voting Agreement

APH and Patrick L. Martin (a director and shareholder of AGT) have entered into a Voting Agreement. Under the Voting Agreement, until March 1, 2007, APH and Mr. Martin agree to vote their Class B Common Shares to cause to be elected to the Board of Directors of AGT the following number of designees of each of APH and Mr. Martin, depending upon the number of directors serving on the Board of Directors of AGT and the number of directors which the holders of Class B Common Shares are entitled to elect under the Certificate of Incorporation of AGT:

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

LandOak Securities, LLC, a Tennessee limited liability company, owned 75% by Pat Martin and 25% by Mike Atkins (also a shareholder of AGT) received a 6% commission on the amount raised in the private placements completed in fiscal year 2006 and is entitled to receive the same commission on funds raised in the current private placement as placement agent for the offerings.

Kimberly Kelly-Wintenberg, President, Chief Operating Officer, a director and a shareholder of AGT together with Alan Wintenberg, her husband and an employee of AGT, have loaned AGT a total of $200,000 during the last two years. The loans are evidenced by promissory notes bearing interest at 10% per annum. The Wintenbergs were granted an option to exchange notes payable upon demand totaling $100,000 for notes with a one year maturity and with a conversion feature entitling the Wintenbergs to convert the principal to Common Shares of AGT at a rate equal to the lowest price that shares were sold by AGT in any private placement, but in no event at a price greater than $0.15 per share; the option has not been exercised. As incentive to extend the term of the notes, the Wintenbergs received 100,000 Common Shares of AGT. The remainder of the $200,000 is made up of $50,000 loaned in November 2005 and $50,000 loaned in March 2006 under notes with maturity dates, respectively, of November 14, 2006 and the earlier of August 31, 2006 or the receipt by AGT of investment in debt or equity of at least $500,000. The Wintenbergs also received a total of 100,000 incentive shares for making these loans and the notes have conversion terms which are the same as the notes described above with the exception of the March 2006 note which provides for a conversion rate no higher than $0.12 per share instead of $0.15 per share.

Thomas W. Reddoch, Interim CEO, a director, and a shareholder of AGT, has loaned AGT a total of $150,000 during the last two years. The loans are evidenced by promissory notes bearing interest at 10% per annum. Mr. Reddoch was granted an option to exchange notes payable upon demand totaling $100,000 for notes with a one year maturity and with a conversion feature entitling Mr. Reddoch to convert the principal to Common Shares of AGT at a rate equal to the lowest price that shares were sold by AGT in any private placement, but in no event at a price greater than $0.15 per share; the option has not been exercised. As incentive to extend the term of the notes, Mr. Reddoch received 100,000 Common Shares of AGT. The remainder of the $150,000 is made up of $50,000 loaned in November 2005 under a note with a maturity date of November 14, 2006. Mr. Reddoch also received a total of 50,000 incentive shares for making the loan and the note has conversion terms the same as the notes described above that Mr. Reddoch holds. Mr. Reddoch has received 39,246 Common shares for providing loan guarantees on certain company obligations amounting to $39,245.83 and has the right to receive additional shares if the guarantees are not removed.

Patrick L. Martin, a director and a shareholder of AGT, has loaned AGT a total of $100,000 during the last two years. The loans are evidenced by promissory notes bearing interest at 10% per annum. Mr. Martin was granted an option to exchange the original notes payable upon demand for notes with a one year maturity and with a conversion feature entitling Mr. Martin to convert the principal to Common Shares of AGT at a rate equal to the lowest price that shares were sold by AGT in any private placement, but in no event at a price greater than $0.15 per share; the option has not been exercised. As incentive to extend the term of the notes, Mr. Martin received 100,000 Common Shares of AGT.

Prior to being nominated as a director, an entity controlled and owned by Steven D. Harb, Gault Financial, LLC, loaned AGT $125,000. The loans are evidenced by promissory notes bearing interest at 10% per annum. The holder of the original notes payable upon demand was granted an option to exchange the demand notes for notes with a one year maturity and with a conversion feature entitling the holder to convert the principal to Common Shares of AGT at a rate equal to the lowest price that shares were sold by AGT in any private placement, but in no event at a price greater than $0.15 per share; the option has not been exercised. As incentive to extend the term of the notes, Gault Financial, LLC received 125,000 Common Shares of AGT.

The issuance of incentive shares and the conversion feature of the notes held by the related parties described above were also offered to (and accepted by) other unrelated investors in connection with AGT’s efforts to raise operating funds.

Item 13. Exhibits.

	Exhibit Table Number	Page Number
I. Articles of Incorporation and Bylaws	3
(i) Certificate of Incorporation of Tice Technology, Inc.		±
(ii) Certificate of Amendment to Certificate of Incorporation of Tice Technology, Inc.		*
(iii) Amended and Restated Bylaws of Atmospheric Glow Technologies, Inc.		x

II. Instruments Defining Rights of Security Holders	4
(i) Incentive Stock Option Plan and Agreement Between Charles R. West and Tice Technology, Inc.		#

III. Voting Trust Agreement and Amendments	9
(i) Voting Agreement between Atmospheric Plasma Holdings, LLC (formerly Atmospheric Glow Technologies, LLC) and Patrick L. Martin		*

IV. Subsidiaries of the Small Business Issuer	21	*

V. Rule 13a-14(a)/15d-14(a) Certifications	31
(i) Certifications – Chief Executive Officer, Thomas W. Reddoch		54
(ii) Certifications – Chief Accounting Officer, Sharon L. Draper		56

VI. Section 1350 Certifications	32
(i) Certification –Chief Executive Officer, Thomas W. Reddoch and Chief Accounting Officer, Sharon L. Draper		58

VII. Additional Exhibits
(i) Audit Committee Charter	99	x

±	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Tice Technology, Inc. that became effective August 1, 1997.
*	Previously filed as an exhibit to Form 10-KSB for the year ended March 31, 2004.
x	Previously filed as an exhibit to Form 10-KSB for the year ended March 31, 2005.
#	Previously filed as an exhibit to Form 10-K for the year ended March 31, 2000.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered for the audit of AGT’s annual financial statements for the 2006 and 2005 fiscal years and the review of the financial statements included in AGT’s Forms 10-QSB for such fiscal years by Coulter & Justus, P.C. were $50,339 and $63,386, respectively

Audit - Related Fees

AGT did not pay Coulter & Justus, P.C. any audit-related fees during fiscal years 2006 and 2005.

Tax Fees

In fiscal years 2006 and 2005, AGT paid Coulter & Justus, P.C. $3,440 and $10,506 respectively, in fees for tax advice and planning services.

All Other Fees

Other than those fees described above, AGT did not pay its auditors any other fees in fiscal years 2006 and 2005.

The Board of Directors and Audit Committee has considered whether the services described above for which AGT’s independent auditors received fees are compatible with accountant independence and has determined that they are.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atmospheric Glow Technologies, Inc.

By:	/s/ W. Scott McDonald	on June 28, 2006
W. Scott McDonald, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sharon L. Draper	on June 28, 2006
Sharon L. Draper, Chief Accounting Officer

/s/ Kimberly Kelly-Wintenberg	on June 28, 2006
Kimberly Kelly-Wintenberg, President and COO, Director

/s/ Thomas W. Reddoch	on June 28, 2006
Thomas W. Reddoch, Director

/s/ Patrick L. Martin	on June 28, 2006
Patrick L. Martin, Director

/s/ Joseph B. Byrum	on June 28, 2006
Joseph B. Byrum, Director