Form 10QSB
period 2006-06-30
ATMOSPHERIC GLOW TECHNOLOGIES INC
filed 2006-08-14
CIK 1020676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares outstanding of each of the registrant’s classes of common stock on August 10, 2006 was 234,639,583 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

Transitional	Small Business Disclosure Format: Yes ☐ No ☒

Exhibit Index at page 17.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Balance Sheets

	June 30, 2006	March 31, 2006 (1)
	(unaudited)
Assets
Cash and cash equivalents	$35,548	$55,150
Trade receivables	233,265	188,144
Retainage receivables	69,591	60,028
Prepaid expenses	83,544	20,214

Total current assets	421,948	323,536
Property and equipment, less accumulated depreciation	523,307	549,738
Intangible assets, less accumulated amortization	1,408,245	1,435,751
Deposits	7,988	7,988

Total assets	$2,361,488	$2,317,013

Liabilities and Stockholders’ Deficit
Current portion of notes payable to related parties	$1,450,723	$842,709
Notes payable	723,100	548,456
Current portion of long-term debt	5,633	5,485
Current portion of capital leases	12,407	15,883
Accounts payable	878,600	679,990
Accrued expenses	387,310	400,105

Total current liabilities	3,457,773	2,492,628
Notes payable to related parties, less current portion	—	549,431
Long-term debt, less current portion	39,792	41,245
Capital leases, less current portion	7,162	8,755

Total liabilities	3,504,727	3,092,059
Stockholders’ deficit	(1,143,239)	(775,046)

Total liabilities and stockholders’ deficit	$2,361,488	$2,317,013

(1)	The March 31, 2006 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	May 1, 2000 (Inception) to June 30, 2006
	(unaudited)	(unaudited)	(unaudited)
Operating revenues:
Contract revenues earned	$391,925	$283,866	$5,889,217
Other revenues	8,776	1,575	139,854

Total operating revenues	400,701	285,441	6,029,071

Operating expenses:
Payroll and related costs	501,682	582,151	6,732,544
Laboratory expenses	103,995	154,388	2,375,354
General and administrative expenses	428,122	208,630	4,139,674

Total operating expenses	1,033,799	945,169	13,247,572

Net loss	$(633,098)	$(659,728)	$(7,218,501)

Loss per share (basic and diluted):	$(0.00)	$(0.00)	$(0.03)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Statement of Stockholders’ Equity

From May 1, 2000 (Inception) to June 30, 2006 (unaudited)

	Previous Shares	Previous Share Amount	Common Shares	Common Amount	Class B Common Shares	Class B Common Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Shares issued October 20, 2000	101,101	$116,020	—	$—	—	$—	$—	$—	$116,020
Non-Member contribution in 2000							34,730		34,730
Additional amounts received for shares previously issued		4,700							4,700
Shares redeemed in 2001	(11,200)	(13,000)							(13,000)
Shares issued in 2002	9,877	168,235							168,235
Recapitalization of Company resulting from reverse merger	(99,778)	(275,955)	210,828,848	2,108,288	750,000	7,500	705,681		2,545,514
Common stock issued in 2004			2,050,000	20,500			205,000		225,500
Common stock issued in 2005			11,253,640	112,536			1,278,728		1,391,264
Stock based compensation in 2005							290,909		290,909
Net loss through March 31, 2005								(4,006,688)	(4,006,688)

Balance at March 31, 2005	—	—	224,132,488	2,241,324	750,000	7,500	2,515,048	(4,006,688)	757,184
Common stock, shares issued			8,296,849	82,969			963,516		1,046,485
Net loss								(2,578,715)	(2,578,715)

Balance at March 31, 2006	—	—	232,429,337	2,324,293	750,000	7,500	3,478,564	(6,585,403)	(775,046)
Common stock, shares issued			2,289,246	22,893			242,012		264,905
Net loss								(633,098)	(633,098)

Balance at June 30, 2006	—	$—	234,718,583	$2,347,186	750,000	$7,500	$3,720,576	$(7,218,501)	$(1,143,239)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Statements of Cash Flows

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	May 1, 2000 (Inception) to June 30, 2006
	(unaudited)	(unaudited)	(unaudited)
Net cash used in operating activities	$(482,398)	$(382,018)	$(5,485,683)

Investing activities
Additions to intangible assets	(814)	(2,642)	(1,636,372)
Purchase of property and equipment	—	(47,167)	(842,327)

Net cash used in investing activities	(814)	(49,809)	(2,478,699)

Finance activities
Proceeds from short term notes	298,100	317,500	6,001,152
Repayments of short term notes	(74,762)	(13,500)	(770,127)
Cash acquired in reverse merger	—	—	53,017
Proceeds from issuance of common stock	245,341	—	2,549,552
Proceeds from issuance of members’ equity	—	—	217,720
Redemption of members’ interest	—	—	(13,000)
Increase in minority interest	—	—	43,058
Principal payments on capital lease obligations	(5,069)	(7,868)	(81,442)

Net cash provided by financing activities	463,610	296,132	7,999,930

Net (decrease) increase in cash and cash equivalents	(19,602)	(135,695)	35,548
Cash and cash equivalents at beginning of period	55,150	153,655	—

Cash and cash equivalents at end of period	$35,548	$17,960	$35,548

Supplemental disclosures of cash flow information:
Cash paid for interest	$31,445	$12,928	$196,442
Members’ equity in exchange for rent	—	—	4,500
Equipment contributed by non-members	—	—	34,730
Equipment acquired with capital lease	—	18,072	101,011
Furniture acquired with note payable	—	—	11,600
Note payable paid with equity	—	—	36,600
Minority interest in subsidiary acquired with equity	—	—	27,310
Debt satisfied with stock			3,130,283
Net assets obtained in reverse merger	—	—	151,749
Net liabilities assumed in reverse merger	—	—	597,321

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments made are of a normal recurring nature. Operating results for the three-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

The balance sheet at March 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as of and for the period ended March 31, 2006.

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

Accounting for Stock-Based Compensation - Prior to April 1, 2006, the Company accounted for its stock options under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). Effective April 1, 2006, the Company adopted the fair value

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

1.	Summary of Significant Accounting Policies and Other Disclosures (continued)

recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation costs to be recognized effective April 1, 2006 are to include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).

As a result of adopting FAS 123(R) there was no material effect on the Company’s income before taxes and net income for the three months ended June 30, 2006. Had the Company elected to adopt the fair value recognition provisions of FAS 123(R) at April 1, 2005, pro forma net loss and loss per share would be as follows for the three months ended June 30, 2005 and inception to date:

	Three months ended June 30, 2005	May 1, 2000 (Inception) to June 30, 2006
Basic and diluted:

Net loss, as reported	$(659,728)	$(7,218,501)
Stock based compensation, net of tax	—	22,727

Net loss, pro forma	$(659,728)	$(7,241,228)

Loss per share:
Basic and diluted, as reported	$(0.00)	$(0.03)

Basic and diluted, pro forma	$(0.00)	$(0.03)

2.	2006 Equity Incentive Plan

In May 2006, the Company approved the 2006 Equity Incentive Plan (the “2006 Incentive Plan”). Under the 2006 Incentive Plan, up to 10,000,000 of the Company’s Common Shares (subject to adjustment in the event of stock splits and other similar events) may be issued pursuant to awards under the plan. Awards under the plan consist principally of incentive stock and non qualified stock options, restricted stock awards and stock bonuses. On June 19, 2006, the Company issued to its Chief Executive Officer options to purchase 2,000,000 Common Shares of AGT at an exercise price of $0.12 per share for five years after the first year of employment, 2,000,000 Common Shares of AGT at an exercise price of $0.18 per share for five years after the second year of employment and 2,000,000 Common Shares of AGT at an exercise price of $0.27 per share for five years after the third year of employment. The Company recognized no compensation expense under this plan for the quarter ended June 30, 2006.

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

3.	Notes Payable

During the quarter ended June 30, 2006, the Company obtained a $75,000 loan from its Chief Executive Officer. The loan is payable four months from the date of the note and bears interest at a rate of 10% per annum and is convertible at the option of the holder into Common Shares of the Company at the same price as shares are being sold in any private placement active at the time of conversion, but in no event at a price greater than $0.12 per share. As an inducement to make the loan, the holder was granted 25,000 Common Shares of the Company. Subsequent to June 30, 2006, the Company obtained an additional $75,000 from its Chief Executive Officer. This loan is also payable in four months, bears interest at a rate of 10% per annum, and has the same conversion and inducement provisions as the note described above.

During the quarter ended June 30, 2006, the Company obtained a loan for $50,000 from a third party. The loan is payable as a one year convertible promissory note and bears interest at a rate of 10% per annum, payable quarterly, with conversion terms similar to other promissory notes issued by the Company as cited above. As an inducement to make the loan, the holder was granted 50,000 Common Shares of the Company.

During the quarter ended June 30, 2006, the Company also issued a note to a third party in the amount of $96,000, which provides for payment of interest only at a rate of 10% per annum on August 14, 2006. Upon this date, the note will be converted into Common Shares of AGT according to terms similar to other promissory notes issued by the Company as sited above.

During the quarter ended June 30, 2006, the Company also financed certain insurance premiums through the issuance of a $77,100 note payable in twelve monthly installments bearing interest at 7.5% per annum.

Subsequent to June 30, 2006, the Company obtained loans totaling $300,000, $100,000 each, from three of its directors. The loans are payable three months from the dates of the applicable note and bear interest at a rate of 10% per annum. The notes are convertible, at the option of the holders, into Common Shares of the Company at a rate equal to the lesser of the lowest price at which Common Shares have been sold by the Company in a private placement during the term of the note and $.12 on or before the maturity of this note. As an inducement to make the loan, each holder was granted 100,000 Common Shares of the Company.

Subsequent to June 30, 2006, the Company obtained a loan from a third party for $100,000. The loan is payable three months from the date of the note and bears interest at a rate of 10% per annum. The note is convertible, at the option of the holder, into Common Shares of the Company at a rate equal to the lesser of the lowest price at which Common Shares have been sold by the Company in a private placement during the term of the note and $.12 on or before the maturity of the note. As an inducement to make the loan, the holder was granted 100,000 Common Shares of the Company.

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

3.	Notes Payable (continued)

Subsequent to June 30, 2006, the Company obtained short term loans from certain executive officers and employees through payroll deductions in the total amount of $49,875 from checks received every second week over a fourteen week period beginning with the checks issued on July 26, 2006. The lenders may discontinue the payroll deductions at any time. The principal is payable beginning on November 1, 2006 in equal amounts payable every second week for fourteen weeks. The notes provide for interest at a rate of 10% per annum. At the option of the lender, amounts owed by AGT may be converted into Common Shares of AGT at the lowest price that shares were sold by AGT in any private placement during the term of the loan, but in no event at a price greater than $0.12 per share. At the end of the deduction period, each lender also is entitled to receive one Common Share of AGT for each $1 loaned (a total of 49,875 shares) as an inducement to make the loan.

Subsequent to June 30, 2006, another director of the Company agreed to guarantee a loan in the amount of $25,000 from a financial institution through November 11, 2006. The loan bears interest at a variable rate which is currently at 13.2% per annum. Should the director be required to pay under the guarantee, he would be entitled, at his option, to convert any amounts owed him into Common Shares of the Company at a rate equal to the lesser of the lowest price at which Common Shares have been sold by the Company in a private placement during the term of the note and $.12 on or before the maturity of the note. As an inducement to make the guarantee, the director was granted 25,000 Common Shares of the Company.

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

Common stock equivalents not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock were 255,023 at June 30, 2006.

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

4.	Loss Per Share, continued

The following table sets forth the computation of basic loss per share for the three months ended June 30, 2006 and 2005, and from inception to June 30, 2006:

	Three months ended June 30,		May 1, 2000 (Inception) to June 30, 2006
	2006	2005
Loss:
Basic and diluted:
Loss available to common stockholders	$(633,098)	$(659,728)	$(7,218,501)

Shares:
Basic and diluted:
Weighted shares outstanding	234,401,649	224,882,488	251,161,730

Loss per share	$(0.00)	$(0.00)	$(0.03)

Weighted average Common Shares outstanding for the period from May 1, 2000 (inception) to June 30, 2006, are retroactively computed to reflect the capital structure of the Company after the reverse merger.

5.	Continuing Operations

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company had losses of $633,098, $659,728 and $7,218,501 in the quarters ended June 30, 2006 and 2005, and inception to date, respectively. This factor, among others, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. Management realizes the Company must reach profitable operations and generate additional funds in order to continue as a going concern. The Company expects that additional capital will be raised through private placement offerings to fund the continuing efforts to commercialize the OAUGDP® technology. Absent additional capital management may reduce commercialization costs and focus on existing revenue generated from research and development contracts.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

AGT is a development stage enterprise currently dependent upon capital raised mainly through private placements. Our net loss was $633,098 for the three months ended June 30, 2006 and we have had consecutive losses totaling $7,218,501 since inception of the business on May 1, 2000. Current revenues consist substantially of research and development contracts related to possible applications of the patented OAUGDP®. Revenues from these contracts for the three months ended June 30, 2006, increased approximately 38% from the three months in 2005, and annualized revenues have increased 106% since 2003. However, as with other development stage enterprises in our industry, contract revenues do not cover all of our costs, specifically the additional personnel needed to advance the technology further toward the product stage. Expenses have increased approximately 9% in the current quarter compared to the same quarter in 2005, and annualized expenses have increased 132% since 2003, mainly due to increased personnel levels, rent and interest expense.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

We incurred a net loss of $633,098 for the three months ended June 30, 2006, compared to a net loss of $659,728 for the three months ended June 30, 2005 for a decrease in net loss of $22,630 or 4%. Our revenues increased by 38% mainly due to an increase in funds from additional government research and development contracts. Overall, operating expenses have increased 9% with the most significant fluctuation being a 105% increase in general and administrative expenses mainly due to interest on new debt (a 174% increase) and legal and professional fees associated with our capital fundraising efforts (a 272% increase).

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

At June 30, 2006, we had $35,548 in cash and cash equivalents. The goal of our current fundraising efforts is to raise an additional $5 million for operations. AGT has entered into a consulting agreement and a placement agreement with Maxim Group LLC to aid in its fundraising efforts which is described in more detail below. Expenditures for fiscal year 2007, specifically payroll and related costs, are expected to increase 10 to 15% due to expected expenses relating to government contracts and commercial application development. With the additional funds management hopes to raise and current or likely contract revenues, we should have sufficient capital to meet our operating needs for two years.

During the first quarter of fiscal 2007, we also received net proceeds of $245,341 through the issuance of Common Shares under a private placement, and we borrowed $221,000 reflected in three promissory notes which may be converted to Common Shares by the holders.

As of June 30, 2006, $1,646,000 of the outstanding debt is expected to be refinanced or converted into Common Shares within the next twelve months by several stockholders who have committed to fund the principal balance in exchange for 9,383,333 Common Shares. AGT has not paid interest on a promissory note to a related party in the principal amount of $549,431. The holder of the note has waived the default.

Subsequent to quarter-end, the Company obtained a $75,000 loan from W. Scott McDonald, its Chief Executive Officer. The loan is payable four months from the date of the note and bears interest at a rate of 10% per annum and is convertible at the option of the holder into Common Shares of the Company at the same price as shares are being sold in any private placement active at the time of conversion, but in no event at a price greater than $0.12 per share. As an inducement to make the loan, the holder was granted 25,000 Common Shares of the Company.

Subsequent to June 30, 2006, the Company obtained loans totaling $300,000, $100,000 each, from three of its directors, Joseph B. Byrum, Patrick L. Martin and J. Russell Mothershed. The loans are payable three months from the date of the applicable note and bear interest at a rate of 10% per annum. The notes are convertible, at the option of the holder, into Common Shares of the Company at a rate equal to the lesser of the lowest price at which Common Shares have been sold by the Company in a private placement during the term of the note and $.12 on or before the maturity of this note. As an inducement to make the loan, each holder was granted 100,000 Common Shares of the Company.

Subsequent to June 30, 2006, the Company obtained a loan from a third party for $100,000. The loan is payable three months from the date of the note and bears interest at a rate of 10% per annum. The note is convertible, at the option of the holder, into Common Shares of the Company at a rate equal to the lesser of the lowest price at which Common Shares have been sold by the Company in a private placement during the term of the note and $.12 on or before the maturity of the note. As an inducement to make the loan, the holder was granted 100,000 Common Shares of the Company.

Subsequent to June 30, 2006, the Company obtained short term loans from certain executive officers, including its Chief Executive Officer and President, and employees through payroll deductions in the total amount of $49,875 from checks received every second week over a fourteen week period beginning with the checks issued on July 26, 2006. The lenders may discontinue the payroll deductions at any time. The principal is payable beginning on November 1, 2006 in equal amounts payable every second week for fourteen weeks. The notes provide for interest at a rate of 10% per annum. At the option of the lender, amounts owed by AGT may be converted into Common Shares of AGT at the lowest price that shares were sold by AGT in any private placement during the term of the loan, but in no event at a price greater than $0.12 per share. At the end of the deduction period, each lender also is entitled to receive one Common Share of AGT for each $1 loaned (a total of 49,875 shares) as an inducement to make the loan.

On August 11, 2006, Thomas W. Reddoch, a director of the Company, agreed to guarantee a loan in the amount of $25,000 from a financial institution through November 11, 2006. The loan bears interest at a variable rate which is currently at 13.2% per annum. Should the director be required to pay under the guarantee, he would be entitled, at his option, to convert any amounts owed him into Common Shares of the Company at a rate equal to the lesser of the lowest price at which Common Shares have been sold by the Company in a private placement during the term of the note and $.12 on or before the maturity of the note. As an inducement to make the guarantee, Mr. Reddoch was granted 25,000 Common Shares of the Company.

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

On May 31, 2006, AGT entered into an agreement with Maxim Group LLC (“Maxim”), engaging Maxim as placement agent in connection with a proposed private placement on a best efforts basis of up to $5 million of equity, debt or equity-linked securities of AGT. As compensation, AGT will pay Maxim a fee and non-accountable expense allowance equal to 11% of the gross proceeds raised in the offering. In addition, Maxim will receive warrants to purchase additional securities of AGT equal to 8% of the total number of shares sold in the offering which warrants are exercisable for the five year period beginning one year after the offering, at the same price per share as the offering and which will include a one time demand and unlimited piggyback registration rights. AGT must also reimburse Maxim for reasonable out-of-pocket expenses incurred in connection with the engagement. The period of engagement is 120 days, subject to earlier termination by AGT if certain milestones are not met. For a period of twelve months following completion of the offering, Maxim will have a right of first refusal to manage or co-manage future public underwritings or private placement of securities by AGT. The agreement also contains customary confidentiality and indemnification provisions.

Some of the more prominent known risks and uncertainties of our business are set forth below. However, this section does not discuss all possible risks and uncertainties to which we are subject, nor can it be assumed that there are not other risks and uncertainties which may be more significant.

•	the lack of working capital needed to further develop and apply the OAUGDP® technology and management’s ability to find acceptable financing to supply such working capital;

•	the potential failure to successfully negotiate licensing agreements, or find strategic partners to further develop, or potential buyers for, the OAUGDP® technology;

•	the shortage of qualified and competent engineers, scientists or product specialists and the risk that we will be unable to retain key employees and managers;

•	dependence on start-up technologies and applications and the ability to continue to successfully obtain government contracts which are expected to generate most of our revenue for some time into the future;

•	the unanticipated expense of new product development, the potential failure to complete new products on a timely and cost effective basis, and the failure of any such products to achieve substantial market acceptance;

•	the dependence on patents and the ability to protect proprietary products, the potential that existing patents or future patents obtained by us will not be enforceable, the risk that the products will infringe on patents held by others or the risk that competitors will develop similar or functionally similar products; and

•	the potential adverse effect of competition, the potential failure to provide competitive timely designs of cost-effective solutions, products or services and the potential adverse effect of technological change with which we are unable to keep pace.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and the Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures as of June 30, 2006. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2006 were effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting or in other factors identified in connection with the evaluation described above that occurred during the Company’s fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of fiscal year 2007, AGT issued 2,175,000 Common Shares and warrants to purchase 200,000 Common Shares in an offering under Section 506 of Regulation D under the Securities Act of 1933, as amended. The shares were issued at a rate of $0.12 per share. Purchasers of up to 1,000,000 Common Shares received warrants to purchase 200,000 additional Common Shares of AGT at an exercise price of $0.12 per share for two years. For each additional purchase of 100,000 Common Shares by the same investor who purchased 1,000,000 shares, the investor was entitled to receive additional warrants to purchase 22,000 Common Shares. LandOak Securities, LLC, a company owned by a director and shareholder of AGT, acted as placement agent and received a 6% commission on the sales and will receive a 6% commission on any funds received upon exercise of the warrants.

Item 4. Submission of Matters to a Vote of Security Holders.

AGT held its annual shareholders meeting on May 23, 2006. The matters voted upon at the meeting and the number of votes cast for, against or withheld (including the number of abstentions and broker nonvotes) are described below:

1. Election of Directors. The persons listed below were elected directors of AGT:

	Votes For	Votes Withheld	Abstentions
Al R. Anderson	150,983,199	154,250	0
Joseph B. Byrum	150,983,199	154,250	0
Steven D. Harb	150,982,199	155,250	0
Kimberly Kelly-Wintenberg	150,900,542	236,907	0
Patrick L. Martin	150,983,199	154,250	0
J. Russell Mothershed	150,983,324	154,125	0
Thomas W. Reddoch	150,963,199	174,250	0

2. Ratification of the appointment of Coulter & Justus, P.C. as auditors of the Company for the fiscal years ending March 31, 2006 and March 31, 2007.

Votes For	Votes Against	Abstentions
150,804,542	250,125	82,782

3. Approval of the 2006 Equity Incentive Plan

Votes For	Votes Against	Abstentions
149,771,342	709,914	656,193

Item 6. Exhibits.

	Exhibit Table Number	Page Number
I. Articles of Incorporation and Bylaws	3
(i) Certificate of Incorporation of Tice Technology, Inc.		±
(ii) Certificate of Amendment to Certificate of Incorporation of Tice Technology, Inc. (now Atmospheric Glow Technologies, Inc.)		*
(ii) Amended and Restated Bylaws of Atmospheric Glow Technologies, Inc.		x

II. Instruments Defining Rights of Security Holders	4
(i) Common Stock Purchase Warrant		19

III. Material Contracts	10
(i) 2006 Equity Incentive Plan of Atmospheric Glow Technologies, Inc.		27
(ii) Employment Agreement - W. Scott McDonald and Atmospheric Glow Technologies, Inc.		43
(iii) Stock Option Agreement - W. Scott McDonald and Atmospheric Glow Technologies, Inc.		55
(iv) Severance Agreement - W. Scott McDonald and Atmospheric Glow Technologies, Inc.		60

IV. Rule 13a-14(a)/15d-14(a) Certifications	31
(i) Certifications – Chief Executive Officer, W. Scott McDonald		65
(ii) Certifications – Chief Accounting Officer, Sharon L. Draper		67

V. Section 1350 Certifications	32
(i) Certification –Chief Executive Officer, W. Scott McDonald and Chief Accounting Officer, Sharon L. Draper		69

VI. Additional Exhibits	99
(i) Audit Committee Charter		x

±	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Tice Technology, Inc. that became effective August 1, 1997.
*	Previously filed as an exhibit to Form 10-KSB for the year ended March 31, 2004.
x	Previously filed as an exhibit to Form 10-KSB for the year ended March 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atmospheric Glow Technologies, Inc.

By:	/s/ W. Scott McDonald
W. Scott McDonald, Chief Executive Officer

Date: August 14, 2006

By:	/s/ Sharon L. Draper
Sharon L. Draper, Chief Accounting Officer

Date: August 14, 2006