Form 10QSB
period 2006-09-30
ATMOSPHERIC GLOW TECHNOLOGIES INC
filed 2006-11-14
CIK 1020676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of each of the registrant’s classes of common stock on November 9, 2006 was 236,371,958 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

Exhibit Index at page 16.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

Page
Condensed Consolidated Balance Sheets — As of September 30, 2006 and March 31, 2006	3

Condensed Consolidated Statements of Operations — For the Three and Six Months Ended September 30, 2006 and 2005, and May 1, 2000 (Inception) to September 30, 2006	4

Condensed Consolidated Statement of Changes in Stockholders’ Equity from May 1, 2000 (Inception) to September 30, 2006	5

Condensed Consolidated Statements of Cash Flows — For the Six Months Ended September 30, 2006 and 2005, and May 1, 2000 (Inception) to September 30, 2006	6

Notes to Condensed Consolidated Financial Statements	7

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Balance Sheets

	September 30, 2006	March 31, 2006 (1)
	(unaudited)
Assets
Cash and cash equivalents	$83,525	$55,150
Trade receivables	186,056	188,144
Retainage receivables	81,959	60,028
Prepaid expenses	67,487	20,214

Total current assets	419,027	323,536
Property and equipment, less accumulated depreciation	497,706	549,738
Intangible assets, less accumulated amortization	1,251,972	1,435,751
Deposits	7,988	7,988

Total assets	$2,176,693	$2,317,013

Liabilities and Stockholders’ Deficit
Current portion of notes payable to related parties	$1,960,467	$842,709
Notes payable	706,025	548,456
Current portion of long-term debt	5,738	5,485
Current portion of capital leases	8,850	15,883
Accounts payable	756,382	679,990
Accrued expenses	568,989	400,105

Total current liabilities	4,006,451	2,492,628
Notes payable to related parties, less current portion	—	549,431
Long-term debt, less current portion	38,345	41,245
Capital leases, less current portion	5,493	8,755

Total liabilities	4,050,289	3,092,059
Stockholders’ deficit	(1,873,596)	(775,046)

Total liabilities and stockholders’ deficit	$2,176,693	$2,317,013

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

(1)	The March 31, 2006 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Six Months Ended September 30,		May 1, 2000 (Inception) to September 30, 2006
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating revenues:
Contract revenues earned	$400,650	$580,041	$792,575	$863,907	$6,289,867
Other revenues	6,102	3,041	14,878	4,616	145,956

Total operating revenues	406,752	583,082	807,453	868,523	6,435,823

Operating expenses:
Payroll and related costs	648,408	602,016	1,150,090	1,184,167	7,380,952
Laboratory expenses	137,493	212,728	241,488	367,116	2,512,847
General and administrative expenses	557,626	260,159	985,748	468,789	4,697,300

Total operating expenses	1,343,527	1,074,903	2,377,326	2,020,072	14,591,099

Net loss	$(936,775)	$(491,821)	$(1,569,873)	$(1,151,549)	$(8,155,276)

Loss per share (basic and diluted):	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.03)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Statement of Stockholders’ (Deficit) Equity

From May 1, 2000 (Inception) to September 30, 2006 (unaudited)

	Previous Shares	Previous Share Amount	Common Shares	Common Amount	Class B Common Shares	Class B Common Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Shares issued October 20, 2000	101,101	$116,020	—	$—	—	$—	$—	$—	$116,020
Non-Member contribution in 2000							34,730		34,730
Additional amounts received for shares previously issued		4,700							4,700
Shares redeemed in 2001	(11,200)	(13,000)							(13,000)
Shares issued in 2002	9,877	168,235							168,235
Recapitalization of Company resulting from reverse merger on February 29, 2004	(99,778)	(275,955)	210,828,848	2,108,288	750,000	7,500	705,681		2,545,514
Common stock issued in 2004			2,050,000	20,500			205,000		225,500
Common stock issued in 2005			11,253,640	112,536			1,278,728		1,391,264
Stock based compensation in 2005							290,909		290,909
Net loss through March 31, 2005								(4,006,688)	(4,006,688)

Balance at March 31, 2005	—	—	224,132,488	2,241,324	750,000	7,500	2,515,048	(4,006,688)	757,184
Common stock, shares issued			8,296,849	82,969			963,516		1,046,485
Net loss								(2,578,715)	(2,578,715)

Balance at March 31, 2006	—	—	232,429,337	2,324,293	750,000	7,500	3,478,564	(6,585,403)	(775,046)
Common stock, shares issued			3,952,621	39,527			431,796		471,323
Net loss								(1,569,873)	(1,569,873)

Balance at September 30, 2006	—	$—	236,381,958	$2,363,820	750,000	$7,500	$3,910,360	$(8,155,276)	$(1,873,596)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Statements of Cash Flows

	Six Months Ended September 30, 2006	Six Months Ended September 30, 2005	May 1, 2000 (Inception) to September 30, 2006
	(unaudited)	(unaudited)	(unaudited)
Net cash used in operating activities	$(1,017,160)	$(715,148)	$(6,020,445)

Investing activities
Additions to intangible assets	(6,511)	(5,792)	(1,642,069)
Purchase of property and equipment	(674)	(83,856)	(843,001)

Net cash used in investing activities	(7,185)	(89,648)	(2,485,070)

Finance activities
Proceeds from short term notes	922,700	817,500	6,625,752
Repayments of short term notes	(218,184)	(106,863)	(913,549)
Cash acquired in reverse merger	—	—	53,017
Proceeds from issuance of common stock	358,499	30,490	2,662,710
Proceeds from issuance of members’ equity	—	—	217,720
Redemption of members’ interest	—	—	(13,000)
Increase in minority interest	—	—	43,058
Principal payments on capital lease obligations	(10,295)	(14,737)	(86,668)

Net cash provided by financing activities	1,052,720	726,390	8,589,040

Net increase (decrease) in cash and cash equivalents	28,375	(78,406)	83,525
Cash and cash equivalents at beginning of period	55,150	153,655	—

Cash and cash equivalents at end of period	$83,525	$75,249	$83,525

Supplemental disclosures of cash flow information:
Cash paid for interest	$65,179	$28,842	$230,176
Members’ equity in exchange for rent	—	—	4,500
Equipment contributed by non-members	—	—	34,730
Equipment acquired with capital lease	—	18,072	101,011
Furniture acquired with note payable	—	—	11,600
Note payable paid with equity	—	—	36,600
Minority interest in subsidiary acquired with equity	—	—	27,310
Debt satisfied with stock	—	56,063	3,130,283
Net assets obtained in reverse merger	—	—	151,749
Net liabilities assumed in reverse merger	—	—	597,321

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments made are of a normal recurring nature. Operating results for the three-month and six-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

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

As a result of adopting FAS 123(R) there was no material effect on the Company’s income before taxes and net income for the three and six months ended September 30, 2006. Had the Company elected to adopt the fair value recognition provisions of FAS 123(R) at April 1, 2005, pro forma net loss and loss per share would be as follows for the three and six months ended September 30, 2005 and inception to date as of September 30, 2005:

	Three months ended September 30, 2005	Six months ended September 30, 2005	May 1, 2000 (Inception) to September 30, 2005
Basic and diluted:
Net loss, as reported	$(491,821)	$(1,151,549)	$(5,158,237)
Stock based compensation, net of tax	—	—	22,727

Net loss, pro forma	$(491,821)	$(1,151,549)	$(5,180,964)

Loss per share:
Basic and diluted, as reported	$(0.00)	$(0.01)	$(0.02)

Basic and diluted, pro forma	$(0.00)	$(0.01)	$(0.02)

2.	2006 Equity Incentive Plan

In May 2006, the Company approved the 2006 Equity Incentive Plan (the “2006 Incentive Plan”). Under the 2006 Incentive Plan, up to 10,000,000 of the Company’s Common Shares (subject to adjustment in the event of stock splits and other similar events) may be issued pursuant to awards under the plan. Awards under the plan consist principally of incentive stock and non qualified stock options, restricted stock awards and stock bonuses. On June 19, 2006, the Company issued to its Chief Executive Officer options to purchase 2,000,000 Common Shares of AGT at an exercise price of $0.12 per share for five years after the first year of employment, 2,000,000 Common Shares of AGT at an exercise price of $0.18 per share for five years after the second year of employment and 2,000,000 Common Shares of AGT at an exercise price of $0.27 per share for five years after the third year of employment. Also, during the quarter ended September 30, 2006, the Company issued to various employees options to purchase 950,000 Common Shares of AGT at an exercise price of $0.11 per share for five years after December 18, 2006. The Company recognized $43,587 in compensation expense under this plan for the three and six months ended September 30, 2006.

The following table summarizes information about stock options under this plan at September 30, 2006:

	Options Outstanding
Exercise Price	Number Outstanding at 3/31/2006	Number Outstanding at 9/30/2006	Average Remaining Contractual Life (Months)	Grant Date Fair Value	Nonvested Shares at 9/30/2006	Options Exercisable at 9/30/2006
$ 0.11	—	950,000	72	$0.12	950,000	—
$ 0.12	—	2,000,000	69	$0.06	2,000,000	—
$ 0.18	—	2,000,000	81	$0.03	2,000,000	—
$ 0.27	—	2,000,000	93	$0.01	2,000,000	—

The weighted average remaining contractual life of outstanding options under this plan is 80 months (6.7 years). The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Dividend growth rate	0.00%
Expected volatility	8.74%
Risk free interest rate	5.18%
Expected lives	6 to 8 years

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

3.	Notes Payable

During the quarter ended September 30, 2006, the Company obtained loans totaling $438,500 from certain officers, directors and shareholders of the Company. The loans are payable within terms ranging from three to four months from the date of the respective notes and bear interest at a rate of 10% per annum. All the notes are convertible at the option of the holder into Common Shares of the Company at the lowest price shares have been sold in any private placement during the term of the note but in no event at a price greater than $0.12 per share. As an inducement to make the loans, the holders were granted 438,500 Common Shares of the Company.

During the quarter ended September 30, 2006, the Company entered into agreements to obtain short term loans from certain executive officers and employees through payroll deductions in the total amount of $49,875 from checks received every second week over a fourteen week period beginning with the checks issued on July 26, 2006. As of September 30, 2006, $35,625 had been received from these loans. The lenders may discontinue the payroll deductions at any time. Originally, the principal was payable beginning on November 1, 2006 in equal amounts payable every second week for fourteen weeks. The notes were amended to provide that all amounts are due and payable on December 31, 2006. The notes provide for interest at a rate of 10% per annum. At the option of the lender, amounts owed by AGT may be converted into Common Shares of AGT at the lowest price that shares were sold by AGT in any private placement during the term of the loan, but in no event at a price greater than $0.12 per share. At the end of the deduction period, each lender also is entitled to receive one Common Share of AGT for each $1 loaned (a total of 49,875 shares) as an inducement to make the loan.

During the quarter ended September 30, 2006, the Company obtained a loan for $100,000 from a third party. The loan is payable three months from the date of the loan and bears interest at a rate of 10% per annum, with conversion terms similar to other promissory notes issued by the Company as cited above. As an inducement to make the loan, the holder was granted 100,000 Common Shares of the Company. Also, during the quarter ended September 30, 2006, a third party holder of a note in the amount of $96,000 converted the note to equity at a conversion rate of $0.12 per Common Share.

During the quarter ended September 30, 2006, the Company obtained a loan from a financial institution in the amount of $25,000, which bears interest at a variable rate (13.24% at September 30, 2006). The loan was guaranteed by a director in exchange for 25,000 Common Shares. Should repayment be required under the guarantee, the director would be entitled, at the director’s option, to convert any amounts owed to the director into Common Shares of the Company at a rate equal to the lesser of the lowest price at which Common Shares have been sold by the Company in a private placement during the term of the note and $0.12 on or before the maturity of the note.

Subsequent to September 30, 2006, the Company obtained a loan from a third party for $200,000. The loan is payable on February 18, 2007 and bears interest at a rate of 12% per annum. As an inducement to make the loan, the holder will receive a premium payment of 400,000 Common Shares of the Company on the maturity date of the loan.

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

4.	Loss Per Share

Basic earnings (loss) per share assumes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock warrants, using the treasury stock method of computing such effects and contingent shares, or conversion of convertible debt. As a result of the Company’s net losses, the effect of potentially dilutive outstanding stock options of 14,415,584 shares had an antidilutive effect. Basic and diluted loss per share are the same for all classes of the Company’s common stock (thus they are not presented separately) because they have non-cumulative dividend rights under the terms of the Certificate of Incorporation of which none were available for distribution.

Common stock equivalents not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock were 255,023 at September 30, 2006.

The following table sets forth the computation of basic loss per share for the three and six months ended September 30, 2006 and 2005, and from inception to September 30, 2006:

	Three months ended September 30,		Six months ended September 30,		May 1, 2000 (Inception) to September 30, 2006
	2006	2005	2006	2005
Loss:
Basic and diluted:
Loss available to common shareholders	$(936,775)	$(491,821)	$(1,569,873)	$(1,151,549)	$(8,155,276)
Shares:
Basic and diluted:
Weighted shares outstanding	236,365,614	225,050,880	235,371,495	224,978,712	226,256,214

Loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average Common Shares outstanding for the period from May 1, 2000 (inception) to September 30, 2006, are retroactively computed to reflect the capital structure of the Company after the reverse merger.

5.	Impairment of Intangible Assets

During the quarter ended September 30, 2006, the Company determined that the value of its sewing patents had been impaired based on recent developments related to its license and royalty agreements, including the improbability of future royalty revenues, and certain other factors. Based on this determination, the Company recognized an impairment loss of $133,649 during the quarter which is included in general and administrative expenses in the statements of operations.

Notes to Unaudited Condensed Consolidated Financial Statements, continued

6.	Continuing Operations

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company had losses of $1,569,873, $1,151,549 and $8,155,276 in the six months ended September 30, 2006 and 2005, and inception to date, respectively. This factor, among others, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. Management realizes the Company must reach profitable operations and generate additional funds in order to continue as a going concern. The Company expects that additional capital will be raised through merger or private placement offerings to fund the continuing efforts to commercialize the OAUGDP® technology. During the quarter ended September 30, 2006, the Company undertook various cost cutting actions to reduce overhead and operating expenses. Absent additional capital, management may reduce commercialization costs and focus on existing revenue generated from research and development contracts.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

AGT is a development stage enterprise currently dependent upon capital raised mainly through private placements. Our net loss was $1,569,873 for the six months ended September 30, 2006 and we have had cumulative losses totaling $8,155,276 since inception of the business on May 1, 2000. Current revenues consist substantially of research and development contracts related to possible applications of the patented OAUGDP®. Revenues from these contracts for the six months ended September 30, 2006, decreased approximately 8% from the six months in 2005, but annualized contract revenues have increased 109% since 2003. However, as with other development stage enterprises in our industry, contract revenues do not cover all of our costs, specifically the additional personnel needed to advance the technology further toward the product stage. Expenses have increased approximately 16% in the current quarter compared to the same quarter in 2005, and annualized expenses have increased 162% since 2003, mainly due to increased personnel levels, rent and interest expense.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

We incurred a net loss of $936,775 for the three months ended September 30, 2006, compared to a net loss of $491,821 for the three months ended September 30, 2005 for an increase in net loss of $444,954 or 90%. Our revenues decreased by 31% mainly due to a decrease in revenues from our federal government research and development contracts. Overall, operating expenses have increased 25% with the most significant fluctuation being a 114% increase in general and administrative expenses mainly due to interest on new debt (a 163% increase) and recognition of an impairment loss of $133,649 offset somewhat by a 35% decrease in laboratory expenses associated with the decrease in contract revenues. In September 2006, we reduced our labor hours by 20% to offset the decrease in contract revenues.

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005

We incurred a net loss of $1,569,873 for the six months ended September 30, 2006, compared to a net loss of $1,151,549 for the six months ended September 30, 2005 for an increase in net loss of $418,324 or 36%. Our revenues decreased by 7% mainly due to a decrease in revenues from our federal government research and development contracts. Overall, operating expenses have increased 16% with the most significant fluctuation being a 110% increase in general and administrative expenses mainly due to interest on new debt (a 230% increase) and recognition of an impairment loss of $133,649 offset somewhat by a 34% decrease in laboratory expenses associated with the decrease in contract revenues. In September 2006, we reduced our labor hours by 20% to offset the decrease in contract revenues.

Inflation

Inflation has not had a significant impact on operations to date.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the sale of equity, and recently through debt, most of which is convertible to equity. The Company needs substantial additional funding in the near future to develop and bring to a commercialization state its OAUGDP® technology. While there is no guarantee we can obtain such future funding, we have been successful in our efforts thus far and believe that future offerings, along with contract revenues, will provide sufficient capital to continue through our next fiscal year. Failure to obtain new funding could have a material adverse effect on our liquidity.

At September 30, 2006, we had $83,525 in cash and cash equivalents. The goal of our current fundraising efforts is to raise an additional $5 million for operations. AGT has entered into a consulting agreement and a placement agreement with Maxim Group LLC to aid in its fundraising efforts which is described in more detail below. Expenditures for fiscal year 2007, specifically payroll and related costs, are expected to increase as necessary in order to achieve milestones in government contracts and to advance commercial application development. With the additional funds management hopes to raise and current or likely contract revenues, we should have sufficient capital to meet our operating needs for two years.

During the first six months of fiscal 2007, we also received net proceeds of $358,499 through the issuance of Common Shares under a private placement, and we borrowed $795,125 reflected in various promissory notes which may be converted to Common Shares by the holders.

As of November 13, 2006, holders of $775,000 of the outstanding notes which allow for conversion which have maturity dates prior to November 30, 2006 have agreed to extend the maturity date of the notes.

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

New Capital. Future operations are dependent on our ability to raise sufficient capital for these needs. There are no assurances that we can raise these funds.

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

On May 31, 2006, AGT entered into an agreement with Maxim Group LLC (“Maxim”), engaging Maxim as placement agent in connection with a proposed private placement on a best efforts basis of up to $5 million of equity, debt or equity-linked securities of AGT. As compensation, AGT will pay Maxim a fee and non-accountable expense allowance equal to 11% of any gross proceeds raised in the offering. In addition, Maxim will receive warrants to purchase additional securities of AGT equal to 8% of the total number of shares sold in the offering which warrants are exercisable for the five year period beginning one year after the offering, at the same price per share as the offering and which will include a one time demand and unlimited piggyback registration rights. AGT must also reimburse Maxim for reasonable out-of-pocket expenses incurred in connection with the engagement. The period of engagement is 120 days, subject to earlier termination by AGT if certain milestones are not met. For a period of twelve months following completion of the offering, Maxim will have a right of first refusal to manage or co-manage future public underwritings or private placement of securities by AGT. The agreement also contains customary confidentiality and indemnification provisions.

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

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and the Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures as of September 30, 2006. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2006 were effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting or in other factors identified in connection with the evaluation described above that occurred during the Company’s fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of fiscal year 2007, AGT issued 950,000 Common Shares and warrants to purchase 200,000 Common Shares in an offering under Section 506 of Regulation D under the Securities Act of 1933, as amended. The shares were issued at a rate of $0.12 per share. Purchasers of up to 1,000,000 Common Shares received warrants to purchase 200,000 additional Common Shares of AGT at an exercise price of $0.12 per share for two years. For each additional purchase of 100,000 Common Shares by the same investor who purchased 1,000,000 shares, the investor was entitled to receive additional warrants to purchase 22,000 Common Shares. LandOak Securities, LLC, a company owned by a director and shareholder of AGT, acted as placement agent and received a 6% commission on the sales and will receive a 6% commission on any funds received upon exercise of the warrants.

Item 6. Exhibits.

	Exhibit Table Number	Page Number
I. Articles of Incorporation and Bylaws	3
(i) Certificate of Incorporation of Tice Technology, Inc.		±
(ii) Certificate of Amendment to Certificate of Incorporation of Tice Technology, Inc. (now Atmospheric Glow Technologies, Inc.)		*
(ii) Amended and Restated Bylaws of Atmospheric Glow Technologies, Inc.		x
II. Instruments Defining Rights of Security Holders	4
(i) Common Stock Purchase Warrant		#
III. Material Contracts	10
(i) 2006 Equity Incentive Plan of Atmospheric Glow Technologies, Inc.		#
(ii) Employment Agreement - W. Scott McDonald and Atmospheric Glow Technologies, Inc.		#
(iii) Stock Option Agreement - W. Scott McDonald and Atmospheric Glow Technologies, Inc.		#
(iv) Severance Agreement - W. Scott McDonald and Atmospheric Glow Technologies, Inc.		#
IV. Rule 13a-14(a)/15d-14(a) Certifications	31
(i) Certifications – Chief Executive Officer, W. Scott McDonald		18
(ii) Certifications – Chief Accounting Officer, Sharon L. Draper		20
V. Section 1350 Certifications	32
(i) Certification –Chief Executive Officer, W. Scott McDonald and Chief Accounting Officer, Sharon L. Draper		21
VI. Additional Exhibits	99
(i) Audit Committee Charter		x

±	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Tice Technology, Inc. that became effective August 1, 1997.
*	Previously filed as an exhibit to Form 10-KSB for the year ended March 31, 2004.
x	Previously filed as an exhibit to Form 10-KSB for the year ended March 31, 2005.
#	Previously filed as an exhibit to Form 10-QSB for the quarter ended June 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atmospheric Glow Technologies, Inc.

By:	/s/ W. Scott McDonald
W. Scott McDonald, Chief Executive Officer

Date: November 14, 2006

By:	/s/ Sharon L. Draper
Sharon L. Draper, Chief Accounting Officer

Date: November 14, 2006