Form 10QSB
period 2006-12-31
ATMOSPHERIC GLOW TECHNOLOGIES INC
filed 2007-02-14
CIK 1020676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

The number of shares outstanding of each of the registrant’s classes of common stock on February 6, 2007 was 236,787,074 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

Exhibit Index at page 17.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements.

Page
Condensed Consolidated Balance Sheets — As of December 31, 2006 and March 31, 2006	3

Condensed Consolidated Statements of Operations — For the Three and Nine Months Ended December 31, 2006 and 2005, and May 1, 2000 (Inception) to December 31, 2006	4

Condensed Consolidated Statement of Changes in Stockholders’ Equity from May 1, 2000 (Inception) to December 31, 2006	5

Condensed Consolidated Statements of Cash Flows — For the Nine Months Ended December 31, 2006 and 2005, and May 1, 2000 (Inception) to December 31, 2006	6

Notes to Condensed Consolidated Financial Statements	7

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Balance Sheets

	December 31, 2006	March 31, 2006 (1)
	(unaudited)
Assets
Cash and cash equivalents	$7,655	$55,150
Trade receivables	159,050	188,144
Retainage receivables	94,209	60,028
Prepaid expenses	51,742	20,214

Total current assets	312,656	323,536
Property and equipment, less accumulated depreciation	471,789	549,738
Intangible assets, less accumulated amortization	1,229,681	1,435,751
Deposits	7,988	7,988

Total assets	$2,022,114	$2,317,013

Liabilities and Stockholders’ Deficit
Current portion of notes payable to related parties	$2,016,207	$842,709
Notes payable	887,632	548,456
Current portion of long-term debt	5,841	5,485
Current portion of capital leases	6,531	15,883
Accounts payable	726,575	679,990
Accrued expenses	579,305	400,105

Total current liabilities	4,222,091	2,492,628
Notes payable to related parties, less current portion	—	549,431
Long-term debt, less current portion	37,820	41,245
Capital leases, less current portion	3,746	8,755

Total liabilities	4,263,657	3,092,059
Stockholders’ deficit	(2,241,543)	(775,046)

Total liabilities and stockholders’ deficit	$2,022,114	$2,317,013

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

(1)	The March 31, 2006 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Statements of Operations

	Three Months Ended December 31,		Nine Months Ended December 31,		May 1, 2000 (Inception) to December 31,
	2006	2005	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating revenues:
Contract revenues earned	$412,889	$391,443	$1,205,464	$1,255,350	$6,702,756
Other revenues	21,296	16,126	36,174	20,742	167,252

Total operating revenues	434,185	407,569	1,241,638	1,276,092	6,870,008

Operating expenses:

Payroll and related costs	464,603	540,922	1,614,693	1,725,089	7,845,555
Laboratory expenses	56,511	136,110	297,999	503,226	2,569,358
General and administrative expenses	73,470	300,274	1,059,218	769,063	4,770,770

Total operating expenses	594,584	977,306	2,971,910	2,997,378	15,185,683

Net loss	$(160,399)	$(569,737)	$(1,730,272)	$(1,721,286)	$(8,315,675)

Loss per share (basic and diluted):	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.04)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Statement of Stockholders’ (Deficit) Equity

From May 1, 2000 (Inception) to December 31, 2006 (unaudited)

	Previous Shares	Previous Share Amount	Common Shares	Common Amount	Class B Common Shares	Class B Common Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Shares issued October 20, 2000	101,101	$116,020	—	$—	—	$—	$—	$—	$116,020
Non-Member contribution in 2000							34,730		34,730
Additional amounts received for shares previously issued		4,700							4,700
Shares redeemed in 2001	(11,200)	(13,000)							(13,000)
Shares issued in 2002	9,877	168,235							168,235
Recapitalization of Company resulting from reverse merger on February 29, 2004	(99,778)	(275,955)	210,828,848	2,108,288	750,000	7,500	705,681		2,545,514
Common stock issued in 2004			2,050,000	20,500			205,000		225,500
Common stock issued in 2005			11,253,640	112,536			1,278,728		1,391,264
Stock based compensation in 2005							290,909		290,909
Net loss through March 31, 2005								(4,006,688)	(4,006,688)

Balance at March 31, 2005	—	—	224,132,488	2,241,324	750,000	7,500	2,515,048	(4,006,688)	757,184
Common stock, shares issued			8,296,849	82,969			963,516		1,046,485
Net loss								(2,578,715)	(2,578,715)

Balance at March 31, 2006	—	—	232,429,337	2,324,293	750,000	7,500	3,478,564	(6,585,403)	(775,046)
Common stock, shares issued			4,290,000	42,900			220,875		263,775
Net loss								(1,730,272)	(1,730,272)

Balance at December 31, 2006	—	$—	236,719,337	$2,367,193	750,000	$7,500	$3,699,439	$(8,315,675)	$(2,241,543)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended December 31, 2006	Nine Months Ended December 31, 2005	May 1, 2000 (Inception) to December 31, 2006
	(unaudited)	(unaudited)	(unaudited)
Net cash used in operating activities	$(1,342,336)	$(1,160,389)	$(6,345,621)

Investing activities
Additions to intangible assets	(11,032)	(7,004)	(1,646,590)
Purchase of property and equipment	(674)	(83,856)	(843,001)

Net cash used in investing activities	(11,706)	(90,860)	(2,489,591)

Finance activities
Proceeds from short term notes	1,170,626	1,072,500	6,873,678
Repayments of short term notes	(258,743)	(156,098)	(954,108)
Cash acquired in reverse merger	—	—	53,017
Proceeds from issuance of common stock	409,025	267,875	2,713,236
Proceeds from issuance of members’ equity	—	—	217,720
Redemption of members’ interest	—	—	(13,000)
Increase in minority interest	—	—	43,058
Principal payments on capital lease obligations	(14,361)	(24,576)	(90,734)

Net cash provided by financing activities	1,306,547	1,159,701	8,842,867

Net (decrease) increase in cash and cash equivalents	(47,495)	(91,548)	7,655

Cash and cash equivalents at beginning of period	55,150	153,655	—

Cash and cash equivalents at end of period	$7,655	$62,107	$7,655

Supplemental disclosures of cash flow information:
Cash paid for interest	$118,883	$48,432	$283,880
Members’ equity in exchange for rent	—	—	4,500
Equipment contributed by non-members	—	—	34,730
Equipment acquired with capital lease	—	31,072	101,011
Furniture acquired with note payable	—	—	11,600
Note payable paid with equity	—	—	36,600
Minority interest in subsidiary acquired with equity	—	—	27,310
Debt satisfied with stock	—	56,063	3,130,283
Net assets obtained in reverse merger	—	—	151,749
Net liabilities assumed in reverse merger	—	—	597,321

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Summary of Significant Accounting Policies and Other Disclosures

General Information - Atmospheric Glow Technologies, Inc. and subsidiary conduct research and development activities to develop commercial applications for the One Atmosphere Uniform Glow Discharge Plasma (OAUGDP®), a process of non-thermal, atmospheric pressure processing for use in areas such as sterilization, decontamination, surface cleaning and etching.

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments made are of a normal recurring nature. Operating results for the three-month and nine-month periods ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

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

Accounting for Stock-Based Compensation - Prior to April 1, 2006, the Company accounted for its stock options under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). Effective April 1, 2006, the Company adopted the fair value recognition provisions of FASB

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

1.	Summary of Significant Accounting Policies and Other Disclosures (continued)

Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation costs to be recognized effective April 1, 2006 are to include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). The Company uses the graded attribution method to recognize expense on awards with graded vesting.

As a result of adopting FAS 123(R) there was no material effect on the Company’s income before taxes and net income for the three and nine months ended December 31, 2006. Had the Company elected to adopt the fair value recognition provisions of FAS 123(R) at April 1, 2005, pro forma net loss and loss per share would be as follows for the three and nine months ended December 31, 2005 and inception to date as of December 31, 2005:

	Three months ended December 31, 2005	Nine months ended December 31, 2005	May 1, 2000 (Inception) to December 31, 2005
Basic and diluted:
Net loss, as reported	$(569,737)	$(1,721,286)	$(5,727,974)
Stock based compensation, net of tax	—	—	22,727

Net loss, pro forma	$(569,737)	$(1,721,286)	$(5,750,701)

Loss per share:
Basic and diluted, as reported	$(0.00)	$(0.01)	$(0.03)

Basic and diluted, pro forma	$(0.00)	$(0.01)	$(0.03)

2.	2006 Equity Incentive Plan

In May 2006, the Company approved the 2006 Equity Incentive Plan (the “2006 Incentive Plan”). Under the 2006 Incentive Plan, up to 10,000,000 of the Company’s Common Shares (subject to adjustment in the event of stock splits and other similar events) may be issued pursuant to awards under the plan. Awards under the plan consist principally of incentive stock and non qualified stock options, restricted stock awards and stock bonuses. On June 19, 2006, the Company issued to its Chief Executive Officer options to purchase 2,000,000 Common Shares of AGT at an exercise price of $0.12 per share for five years after the first year of employment, 2,000,000 Common Shares of AGT at an exercise price of $0.18 per share for five years after the second year of employment and 2,000,000 Common Shares of AGT at an exercise price of $0.27 per share for five years after the third year of employment. Also, during the previous quarter, the Company issued to various employees options to purchase 950,000 Common Shares of AGT at an exercise price of $0.11 per share for five years after December 18, 2006. The Company recognized $64,487 and $108,074 in compensation expense under this plan for the three and nine months ended December 31, 2006, respectively. The total compensation cost related to non-vested awards not yet recognized amounted to $121,176 as of December 31, 2006.

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

2.	2006 Equity Incentive Plan (continued)

The following table summarizes information about stock options under this plan at December 31, 2006:

	Options Outstanding
Exercise Price	Number Outstanding at March 31, 2006	Number Outstanding at December 31, 2006	Average Remaining Contractual Life (Months)	Grant Date Fair Value	Nonvested Shares at December 31, 2006	Options Exercisable at December 31, 2006
$0.11	—	950,000	60	$0.12	—	950,000
$0.12	—	2,000,000	66	$0.06	2,000,000	—
$0.18	—	2,000,000	78	$0.03	2,000,000	—
$0.27	—	2,000,000	90	$0.01	2,000,000	—

The weighted average remaining contractual life of outstanding options under this plan is 76 months (6.3 years). The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Dividend growth rate	0.00%
Expected volatility	8.74%
Risk free interest rate	5.18%
Expected lives	6 to 8 years

3.	Notes Payable

During the quarter ended December 31, 2006, the Company obtained an unsecured loan from a third party for $200,000. The loan is payable on February 18, 2007 and bears interest at a rate of 12% per annum. As an inducement to make the loan, the holder received a premium payment of 400,000 Common Shares of the Company.

During the previous quarter, the Company entered into agreements to obtain short term loans from certain executive officers and employees through payroll deductions in the total amount of $49,875 from checks received every second week over a fourteen week period beginning with the checks issued on July 26, 2006. As of December 31, 2006, $49,875 had been received from these loans, with $14,250 being received during the quarter ended December 31, 2006. Originally, the principal was payable beginning on November 1, 2006 in equal amounts payable every second week for fourteen weeks. The notes were amended to provide that all amounts are due and payable on April 30, 2007. The notes provide for interest at a rate of 10% per annum. At the option of the lender, amounts owed by AGT may be converted into Common Shares of AGT at the lowest price that shares were sold by AGT in any private placement during the term of the loan, but in no event at a price greater than $0.12 per share. At the end of the deduction period, each lender also received one Common Share of AGT for each $1 loaned (a total of 49,875 shares) as an inducement to make the loan.

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

3.	Notes Payable (continued)

On December 31, 2006, certain shareholders and lenders rescinded incentive shares granted during 2006 for loans previously extended to the Company. As a result, at December 31, 2006, the Company reversed $263,515 of interest expense, of which approximately $28,148 and $103,409 related to the quarters ended June 30, 2006 and September 30, 2006.

Subsequent to December 31, 2006, the Company entered into an agreement to obtain a short term loan from the Company’s CEO through four biweekly payroll deferrals beginning January 10, 2007, in the total amount of $18,694. The notes provide for interest at a rate of 10% per annum. At the option of the lender, amounts owed by AGT may be converted into Common Shares of AGT at the lowest price that shares were sold by AGT in any private placement during the term of the loan, but in no event at a price greater than $0.05 per share.

During the quarter ended September 30, 2006, the Company obtained loans totaling $438,500 from certain officers, directors and shareholders of the Company. The loans have been extended, with unpaid interest included in the principal balance. The notes are payable April 30, 2007 and bear interest at a rate of 10% per annum. All the notes are convertible at the option of the holder into Common Shares of the Company at the lesser of the lowest price shares have been sold in any private placement during the term of the note and a price that may be established by the Board of Directors.

During the quarter ended September 30, 2006, the Company obtained a loan for $100,000 from a third party. The loan has been extended, with unpaid interest included in the principal balance. The note is payable on April 30, 2007, bears interest at a rate of 10% per annum, with conversion terms similar to other promissory notes issued by the Company as cited above.

During the quarter ended September 30, 2006, the Company obtained a loan from a financial institution in the amount of $25,000, which bears interest at a variable rate (13.24% at September 30, 2006). Should repayment be required under the guarantee, the director would be entitled, at the director’s option, under conversion terms similar to other promissory notes issued by the Company as cited above.

During the quarter ended June 30, 2006, the Company obtained a $75,000 loan from its Chief Executive Officer. The loan has been extended, with unpaid interest included in the principal balance, is payable on April 30, 2007, bears interest at a rate of 10% per annum, with conversion terms similar to other promissory notes issued by the Company as cited above.

During the quarter ended June 30, 2006, the Company obtained a loan for $50,000 from a third party. The loan is payable as a one year convertible promissory note and bears interest at a rate of 10% per annum, payable quarterly, and is convertible at the option of the holder in Common Shares of the Company at the same price as shares are being sold in any private placement active at the time of conversion, but in no event at a price greater than $0.12 per share.

During the quarter ended June 30, 2006, the Company also issued a note to a third party in the amount of $96,000, which provides for payment of interest only at a rate of 10% per annum on August 14, 2006. This note was converted into Common Shares of AGT at a conversion rate of $0.12 per Common Share.

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

Common stock equivalents not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock were 255,023 at December 31, 2006.

The following table sets forth the computation of basic loss per share for the three and nine months ended December 31, 2006 and 2005, and from inception to December 31, 2006:

	Three months ended December 31,		Nine months ended December 31,		May 1, 2000 (Inception) to December 31,
	2006	2005	2006	2005	2006
Loss:
Basic and diluted:
Loss available to common shareholders	$(160,399)	$(569,737)	$(1,730,272)	$(1,721,286)	$(8,315,675)
Shares:
Basic and diluted:
Weighted shares outstanding	237,773,803	226,331,806	236,156,372	225,482,615	227,261,775

Loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.04)

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

4.	Loss Per Share (continued)

Weighted average Common Shares outstanding for the period from May 1, 2000 (inception) to December 31, 2006, are retroactively computed to reflect the capital structure of the Company after the reverse merger.

5.	Impairment of Intangible Assets

During the quarter ended September 30, 2006, the Company determined that the value of its sewing patents had been impaired based on recent developments related to its license and royalty agreements, including the improbability of future royalty revenues, and certain other factors. Based on this determination, the Company recognized an impairment loss of $133,649 during the second quarter which is included in general and administrative expenses in the statements of operations.

6.	Continuing Operations

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company had losses of $1,730,272, $1,721,286 and $8,315,675 in the nine months ended December 31, 2006 and 2005, and inception to date, respectively. This factor, among others, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. Management realizes the Company must reach profitable operations and generate additional funds in order to continue as a going concern. The Company is trying to raise additional capital through a merger, additional debt and/or increased equity investment to fund the continuing efforts to commercialize the OAUGDP® technology. During the quarters ended September 30, 2006 and December 31, 2006, the Company undertook various cost cutting actions to reduce overhead and operating expenses. Absent additional capital, management may further reduce commercialization costs and focus on existing revenue generated from research and development contracts.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

AGT is a development stage enterprise currently dependent upon capital raised mainly through private placements. Our net loss was $1,730,272 for the nine months ended December 31, 2006 and we have had cumulative losses totaling $8,315,675 since inception of the business on May 1, 2000. Current revenues consist substantially of research and development contracts related to possible applications of the patented OAUGDP®. Revenues from these contracts for the nine months ended December 31, 2006, decreased approximately 4% from the same nine months in 2005, but annualized contract revenues have increased 112% since 2003. However, as with other development stage enterprises in our industry, contract revenues do not cover all of our costs, specifically the additional personnel needed to advance the technology further toward the product stage. Expenses have decreased approximately 1.5% for the nine months ended December 31, 2006 compared to the same period in 2005, and annualized expenses have increased 121% since 2003, mainly due to increased personnel levels, rent and interest expense.

Results of Operations

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

We incurred a net loss of $160,399 for the three months ended December 31, 2006, compared to a net loss of $569,737 for the three months ended December 31, 2005 for a decrease in net loss of $409,338 or 72%. Our revenues increased by 6.5% mainly due to timing of revenues from our federal government research and development contracts. Overall, operating expenses have decreased 39% with a 14% decrease in payroll and a 58% decrease in laboratory expenses associated with a reduction in headcount and costs related to internal and commercial projects, and a 76% decrease in non-cash general and administrative expenses due to several stockholders rescinding certain incentive shares issued earlier in 2006.

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005

We incurred a net loss of $1,730,272 for the nine months ended December 31, 2006, compared to a net loss of $1,721,286 for the nine months ended December 31, 2005 for an increase in net loss of $8,986 or 0.5%. Our revenues decreased by 2.7% mainly due to a decrease in revenues from our federal government research and development contracts. Overall, operating expenses have decreased 0.8% with the most significant fluctuation being a 38% increase in general and administrative expenses mainly due to increases in legal and professional fees related to fundraising, recognition of an impairment loss of $133,649 and higher interest expenses. These increases are offset somewhat by a 6% decrease in payroll and a 41% decrease in laboratory expenses associated with a reduction in headcount and costs related to internal and commercial projects.

Inflation

Inflation has not had a significant impact on operations to date.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the sale of equity, and recently through debt, most of which is convertible to equity. The Company needs substantial additional funding in the near future to develop and bring to a commercialization state its OAUGDP® technology. The Company is working with a number of potential sources for such funding, but there is no guarantee that we can obtain sufficient funding to continue through our next fiscal year.

At December 31, 2006, AGT had $7,655 in cash and cash equivalents. The goal of our current funding efforts remains at raising up to an additional $5 million to support operations and continued product development/enhancement initiatives. AGT has ended its consulting agreement and a placement agreement with Maxim Group LLC and we are actively pursuing other options in this regard. Expenditures for fiscal year 2007, specifically payroll and related costs, are expected at levels sufficient to achieve milestones in government contracts and to support limited commercial application development. If the company raises the additional targeted funding, earns and receives current and forecasted contract revenues and continues its cost reduction efforts already underway, AGT should have sufficient capital to meet its operating needs for two years.

During the first nine months of fiscal 2007, we also received net proceeds of $409,025 through the issuance of Common Shares under a private placement, and we borrowed $1,170,626 reflected in various promissory notes which may be converted to Common Shares by the holders. As of February 13, 2007, all holders of outstanding convertible notes with maturity dates up through that date have agreed to extend the maturity date of their notes. The total amount of such notes is $1,002,900.

AGT has not made all of the license payments or reimbursed all expenses as provided under its license agreement for the One Atmospheric Glow Discharge Plasma technology with University of Tennessee Research Foundation (“UTRF”). UTRF had agreed to allow AGT extra time to pay and not all the terms of the extension were met triggering a response by UTRF. Another arrangement was worked out by letter from UTRF dated January 12, 2007 setting up a new payment schedule through July 15, 2007. UTRF has also required AGT to provide it with additional information and to take action to develop a plan for continued payment of amounts due it. UTRF is expected to meet with AGT management monthly regarding the plan.

On February 12, 2007, AGT was notified of a default relating primarily to payments owed under its employment agreement with President, COO and co-founder Kimberly Kelly-Wintenberg. The Company is working to resolve any issues pertaining to this agreement as well as issues of default involving similar employment agreements with Suzanne South, AGT co-founder and Director of Biodevelopment, and with Daniel Sherman, AGT co-founder and Director of Plasma Science, after receiving notices of default from each of them on February 13, 2007. The company estimates the cost to cure the identified defaults at $19,166, $1,971 and $1,541 respectively, for a total of $22,678. The terms for all three employment agreements end February 28, 2007.

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

•

the lack of working capital needed to maintain the license for and further develop and apply the OAUGDP® technology and management’s ability to find acceptable financing to supply such working capital;

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and the Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures as of December 31, 2006. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2006 were effective in timely alerting him to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.

Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting or in other factors identified in connection with the evaluation described above that occurred during the Company’s fiscal quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of fiscal year 2007, AGT issued 1,750,000 Common Shares for $101,000 in an offering under Regulation S under the Securities Act of 1933 (the “Securities Act”). The issues were a part of an offering of up to 18,750,000 Common Shares at a price equal to the final bid on the Electronic Bulletin Board for AGT’s shares on the day before the transaction. The placement agent in the sale of these shares was Bellador Information Services FZ-LLC which received a 35% commission on funds raised by it offshore.

During the quarter ended December 31, 2006, the Company obtained an unsecured loan from a third party for $200,000. The loan is payable on February 18, 2007 and bears interest at a rate of 12% per annum. As an inducement to make the loan, the holder received a premium payment of 400,000 Common Shares of the Company. The shares were issued in a private placement under Section 4(2) of the Securities Act. A fee of $20,000 was paid in connection with the loan.

Item 6.	Exhibits.

	Exhibit Table Number	Page Number
I. Articles of Incorporation and Bylaws	3
(i) Certificate of Incorporation of Tice Technology, Inc.		±
(ii) Certificate of Amendment to Certificate of Incorporation of Tice Technology, Inc. (now Atmospheric Glow Technologies, Inc.)		*
(ii) Amended and Restated Bylaws of Atmospheric Glow Technologies, Inc.		x
II. Instruments Defining Rights of Security Holders	4
(i) Common Stock Purchase Warrant		#
III. Material Contracts	10
(i) 2006 Equity Incentive Plan of Atmospheric Glow Technologies, Inc.		#
(ii) Employment Agreement – W. Scott McDonald and Atmospheric Glow Technologies, Inc.		#
(iii) Stock Option Agreement – W. Scott McDonald and Atmospheric Glow Technologies, Inc.		#
(iv) Severance Agreement – W. Scott McDonald and Atmospheric Glow Technologies, Inc.		#
IV. Rule 13a-14(a)/15d-14(a) Certifications	31
(i) Certifications – Chief Executive Officer, W. Scott McDonald		19
(ii) Certifications – Chief Accounting Officer, Sharon L. Draper		21
V. Section 1350 Certifications	32
(i) Certification – Chief Executive Officer, W. Scott McDonald and Chief Accounting Officer, Sharon L. Draper		23
VI. Additional Exhibits	99
(i) Audit Committee Charter		x

±	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Tice Technology, Inc. that became effective August 1, 1997.
*	Previously filed as an exhibit to Form 10-KSB for the year ended March 31, 2004.
x	Previously filed as an exhibit to Form 10-KSB for the year ended March 31, 2005.
#	Previously filed as an exhibit to Form 10-QSB for the quarter ended June 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atmospheric Glow Technologies, Inc.

By:	/s/ W. Scott McDonald
W. Scott McDonald, Chief Executive Officer

Date: February 14, 2007

By:	/s/ Sharon L. Draper
Sharon L. Draper, Chief Accounting Officer

Date: February 14, 2007