Form 10KSB
period 2007-03-31
ATMOSPHERIC GLOW TECHNOLOGIES INC
filed 2007-07-16
CIK 1020676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer’s revenues for its most recent fiscal year were $1,910,009.

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 29, 2007 was $2,970,197.

The number of shares outstanding of each of the issuer’s classes of common equity as of June 29, 2007 was: 238,712,074 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

Exhibit Index on page 53.

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

AGT, as the successor business of APH, is a development-stage technology company, (i.e. one that is selling product but not producing significant revenues from those sales), dedicated to delivering products to market based upon its patented One Atmosphere Uniform Glow Discharge Plasma (OAUGDP®) technology. The atmospheric plasma technology was developed by scientists at The University of Tennessee in Knoxville, Tennessee and is licensed by AGT from The University of Tennessee Research Foundation (“UTRF”), successor to University of Tennessee Research Corporation. Plasma, the fourth state of matter, is created by the introduction of energy into gases. It is used in a number of applications ranging from fluorescent lighting to materials processing. Conventional plasma technology (created under vacuum or in extreme temperatures) has numerous commercial applications in diverse areas such as cutting and welding, materials cleaning, and semiconductor manufacturing. AGT’s OAUGDP® is a breakthrough technology that electrically breaks down air creating highly reactive chemical species. This resulting unique plasma generated chemistry is then used to produce the desired effects such as alteration of material properties, destruction of microorganisms, and destruction of odor-causing chemicals. Unlike conventional generation methods, AGT’s plasma is created in air, at standard pressure and temperature, and can be run continuously. This allows plasma chemistry to be created without expensive vacuums, the introduction of expensive bottled gases, or damaging temperatures. Because of its unique features, OAUGDP® is cost effective to operate, and its products are anticipated to perform well in a number of markets in which other plasma technologies are too expensive and/or technologically impractical.

AGT (currently and through its predecessor business) has been internationally recognized, including two highly-coveted R&D 100 Awards (in 2002 for the Company’s plasma-enabled air purification design and again in 2005 for its first entry in the biotechnology market, the PlasmaGen™ APR-510-S used for microorganism DNA preparation). These awards are presented by R&D Magazine for the world’s 100 most technologically significant products introduced each year. In 2004, AGT received the “Outstanding Commercial Achievement Award” from Dawnbreaker, an organization assisting participants in the Commercialization Assistance Program sponsored by the Department of Energy and the United States Environmental Protection Agency (“EPA”). AGT also received the 2003 Small Business Sub-contractor of the Year Award from UT-Battelle Corporation as a subcontractor to Oak Ridge National Laboratory in Oak Ridge, Tennessee for support of the mission of the national laboratory. In 2001, AGT was the recipient of its first SBA Roland Tibbetts award recognizing those small firms, individuals, organizations and projects that exemplify business, economic and technological advancement. A second such award was again awarded to AGT in 2006. The Company and its product prototypes have been featured in periodical publications such as Popular Science and R&D Magazine.

AGT’s intellectual property consists of a number of patents that define One Atmosphere Uniform Glow Discharge Plasma and its applications. The patent portfolio protects the OAUGDP® platform technology as well as specific applications that include air filtration and purification, DNA extraction, decontamination and sterilization, aerodynamics, materials surface cleaning and textile processing. AGT’s current patent portfolio includes: (a) six patents that are exclusively licensed (with sub-license rights) for commercial purposes from UTRF and (b) three patents that are solely owned by AGT. AGT has filed for three additional, company-owned patents which are pending. AGT has first right of refusal on three additional existing patents related to OAUGDP® technology from UTRF, as well as first right of refusal to license related patents issued in the future to UTRF during the term of the license. The license agreement with UTRF grants AGT the right to commercially develop the technology in territories in which patent protection exists. The license is subject to certain rights held by, or restrictions imposed by, the United States or agencies of the United States, which arose as a result of the receipt of government funding. In addition, the license is subject to prior rights of several entities, most of which have expired. UTRF has retained the right to grant noncommercial licenses for educational, research and institutional purposes to UTRF, The University of Tennessee and the originators of the patents and the nonprofit institutions with which they may be affiliated.

Under the license agreement, AGT must pay UTRF royalties of 3% of net sales derived from products enabled by it’s patent licenses. AGT also was required to pay an annual license maintenance fee of $20,000 for calendar years 2002 and 2003. The annual license fees increased to $40,000 for September 2004 through September 2005. Thereafter, the annual license fee is $50,000 due in September of each following year. UTRF accepted 180,000 AGT Common Shares in payment of the September 2004 royalty (as well as interest and related expenses). The parties agreed on a value of $0.25 per share for such shares. UTRF agreed to a payment plan relating to the license fees due in September 2005 and September 2006. Interest at the Prime Rate plus 2% is payable on the deferred amounts. UTRF has verbally agreed to defer the final three payments (May, June and July of 2007) of $10,750 each plus additional maintenance/patent fees of $3,631. AGT meets with UTRF monthly.

Any royalties paid during the twelve month period prior to the payment due date (September 30) are credited against the annual license maintenance fee in such year. AGT must also pay UTRF 10% of the first $100,000 received by AGT in other payments relating to the technology and patents (excluding royalties), 20% of the second $100,000, and 30% of amounts in excess of $200,000.

Substantial investment into basic Atmospheric Plasma research has been made. The University of Tennessee invested ten years and over $5 million in basic research. Additionally, AGT has invested over six years and more than $15 million, about 40% of which was covered through U.S. government Small Business Innovation Research (“SBIR”) contracts and the remaining 60% from private investment and debt. AGT spent $1,133,946 in fiscal year 2007 and $1,483,094 in fiscal year 2006 on direct research and development, excluding indirect and overhead costs. Of these amounts approximately 75% and 54%, respectively, were paid for through government contracts.

Commercial Products and Services

While OAUGDP® technology is beginning to mature, practical commercial application of OAUGDP® remains in a relatively early stage. Management believes OAUGDP® is a platform technology and as such will be the source of many commercial products and services. Previous platform technologies, such as transistors, lasers and integrated circuitry, have provided the basis for revolutionary advancements.

Conventional plasma technology (created under vacuum or in extreme temperatures) is utilized in numerous commercial applications in diverse areas such as cutting and welding, materials cleaning, coatings and semiconductor manufacturing. Unlike conventional methods, OAUGDP® is created in common air, at normal pressure and temperature, and can be run continuously. This allows plasma chemistry to be created without expensive vacuums, introduction of special gases, or creation of extremely high temperatures. AGT management anticipates that widespread utilization of OAUGDP® will occur given its varied applications, benefits and relatively simplified design resulting in lower costs. AGT management believes these attributes will open commercial markets that have previously proven unfeasible for conventional techniques.

AGT’s technical team continues to advance the intellectual property and examine applications of the core technology. These development programs have primarily been funded through agreements with the Federal government and remain a key part of the overall strategy to create future products for the Company. These areas of research include the following:

•

Air Quality—improve indoor air quality by capturing and killing microorganisms, including mold, bacteria, anthrax and viruses while reducing volatile organic compounds (“VOCs”) that cause odors and respiratory irritation

•	Biotechnology—enable more complete and efficient preparation of DNA for faster and more accurate detection of disease-causing or spoilage microorganisms and biological warfare agents

•	Medical Technology—sterilize medical equipment and surgical devices, particularly those items sensitive to heat and liquid chemical processes

•

Military Decontamination—permit faster, more cost efficient decontamination of materials (including sensitive items that would be rendered inoperable through conventional methods) tainted with biological agents such as anthrax

•	Agricultural Decontamination—extend the shelf life and enhance the safety of agricultural products by killing microorganisms responsible for spoilage and food borne illness

•

Manufacturing—use OAUGDP® as a lower cost, continuously available alternative to conventional (vacuum or high temperature) batch-oriented plasma generation techniques for altering material properties or for cleaning of processing equipment

•	Aerodynamics—use the characteristics of OAUGDP® to alter surface characteristics of aircraft while they are in flight improving aerodynamic response

Product Offerings

Management believes that with sufficient funding, AGT can develop an ongoing product stream to compete in diverse, high-growth markets, thus providing the Company a sustained steady stream of market-driven products. It is believed that a broad portfolio of products and product opportunities can reduce the risks associated with changing market climate for one particular product while providing additional, overall market opportunities for success. The initial market segments chosen by AGT were air purification and biotechnology in light of the relatively high sales and growth opportunities afforded by those substantial markets. Additional plasma-based products are under varying stages of development in the following application areas: decontamination, medical device sterilization, aerodynamics and materials processing.

Air Filtration and Purification

AGT has developed the plasma-enabled air purification product family to satisfy market demands created by poor indoor air quality. With OAUGDP® plasma chemistry, airborne contaminants such as microorganisms, including mold spores and odor-causing VOCs, are not only removed from the air stream, but are neutralized and rendered harmless without releasing ozone or other dangerous exhaust chemicals.

In October 2005, AGT introduced its first plasma-enabled air purification product, the TriClean Max, a portable commercial air purifier, via the company’s participation at a mold/mildew remediation trade show. During that same month, AGT delivered a plasma-enabled air purification in-duct air purifier prototype to a Tier 1 HVAC business for evaluation for possible manufacture and distribution. The in-duct configuration eliminates microorganisms and odor-causing VOCs from the air stream while residing within the building’s ductwork and being non-intrusive to building inhabitants. Additional products under consideration for future development include a standalone air purifier and split systems for ductless ventilation systems including hotel and motel units.

Plasma-enabled Air Purification TriClean Max

The plasma-enabled air purification TriClean Max is designed for use in commercial buildings, industrial facilities, schools, medical centers and homes. By combining filtration with plasma-based chemistry, AGT’s product offers an active approach to providing healthy indoor air.

This specific design consists of a prefilter, an OAUGDP® plasma grid, a particulate filter for microorganism capture, a VOC trapping filter, an ozone catalytic filter, a powerful fan and a high-voltage power supply. The initial design is housed in a stainless steel case designed for durability and ease of transport. The unit operates in two basic phases: capture and destruction. In the capture phase, air loaded with VOCs and microorganisms is pulled into the unit by the fan which operates at high speed. Large particulate matter is removed by the prefilter while smaller particles and microorganisms are removed by the particulate filter. VOCs are trapped on the carbon monolith filter. During the destruction phase, the fan operates at a lower speed, and the plasma grid is energized by the high-voltage power supply. The reactive gases produced by the plasma oxidize VOCs and kill trapped microorganisms.

AGT management believes that its plasma-enabled air purification products can compete well in the growing indoor air quality market sector. The public is becoming highly educated on issues concerning indoor air quality and the effect that poor indoor air quality has on health. Insurance companies, building owners, and facilities managers are especially cognizant of the threat that poor indoor air quality has on their assets. According to a report issued by The Chelsea Group in 2004, the number of claims associated with mold has increased from just a few hundred in 1997 to over 10,000 in 2002. And according to reports commissioned by the EPA, expenditures for mold-associated litigation and insurance payouts have reached an annual total of $0.5—$1.0 billion.

The EPA has consistently ranked indoor air quality among its top five risks to public health. A Frost & Sullivan 2004 market analysis commissioned by AGT concluded that the North American air purification market generated revenues of $697.9 million in 2003. The analysis estimated that this market would grow at a compound annual growth rate of 17.1% during the 2003-2008 period. The unit shipment forecast for the same period of time is estimated to be growing at 13.7%, reaching 7.9 million units in 2008. Although there have been insufficient funds for the Company to sponsor additional such research since 2004, AGT management believes the projected growth rates are in line with actual results to date and the overall trends for this market segment remain quite positive.

Plasma-enabled air purification products progress to date:

•	Creation of a product development, rollout, and commercialization strategy

•	TriClean Max product designed and field tested, with very limited sales to date

•	Continuation of joint development and testing efforts with industry leaders in the HVAC industry

•	Completion of initial independent third party testing on device emissions

•	Development of preliminary conceptual design for plasma-enabled air purification standalone (room-sized) design

DNA Preparation

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

The initial PlasmaGen™ APR 510-S product is geared toward processing single samples, typical of uses in research laboratories and related facilities. The market is small; however, management believes that this market can serve as a gateway for developing a device that can process multiple samples in a 96-well format, a standard protocol for sample presentation, where significantly larger market opportunities exist. Further expansion of the device configuration can result in large scale, robotic line processing capability. An alternate configuration could combine the APR 510 functionality with an electronic DNA identifier as an integrated system to form an air sampler to expediently detect the presence of particular microorganisms in the air stream.

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

AGT is aware of several research groups pursuing commercial applications of atmospheric plasma, as well. The principal competitor for a commercial atmospheric plasma product is believed to be Stryker, Inc. through their acquisition of PlasmaSol in December 2005. Stryker, Inc. provides medical implants and equipment and is believed to be pursuing plasma-based sterilization for medical equipment. Additional plasma competitors include Creare, Inc. (various biomedical and decontamination efforts), Surfx Technologies (surface treatment and deposition), and Dow Corning, Inc. (surface coatings).

Material Suppliers, Manufacturers and Assemblers

AGT endeavors to identify multiple suppliers for materials whenever possible. To date, AGT has not encountered any significant delay in obtaining materials. Presently, AGT is using its staff to assemble small numbers of units and has assessed outsourcing of assembly with area fabricators once production demands necessitate.

Corporate Strategy

Product Development Strategy: AGT’s management has undertaken both a strategic and opportunistic approach to develop and deliver new applications of OAUGDP® to market. Basic research and development (“R&D”) activity is carried out in the company’s own facilities using internal staff resources. Funding for this activity is principally obtained through government contracts, although other significant funds have been utilized as well. R&D activities are intended to create concepts for new or improved commercial products. In the future, AGT plans to prioritize such activities on a business case basis, investing equity funds as obtained as well as a portion of profits as available. Such prioritizations will also be effected based upon the Company’s success in the generation of strategic business partnerships with industry-leading firms to thereby leverage such firm’s manufacturing engineering, production, distribution and marketing expertise.

Product Commercialization Strategy: As previously stated, AGT management is continuing its efforts to secure partnerships to commercialize applications in special needs (i.e., niche) markets as well as in those industries dominated by major corporations. In fragmented markets or those served by small and medium sized companies, AGT may seek to establish its own brand identity by directly supplying products. A specific approach will be determined in a manner consistent with maximizing return to the Company and its shareholders. The final structure of potential partnership arrangements may range from limited sub-licensing of AGT technologies to joint ventures, possibly including the creation of wholly-owned or jointly-owned subsidiary entities. Substantial efforts are underway to secure multiple business partners to effectively deliver a variety of AGT technologies to market, as well as derive additional shareholder value via both related and non-related business opportunities.

Following substantial cost reduction efforts and staff reductions, AGT currently has 18 employees of whom 16 are full time (all but 2 are technical staff) and 2 are part time (all finance-related positions). Management believes that sufficient human resources are in place to deliver required contract deliverables and to continue research activities toward development of new commercial applications of atmospheric plasma technology. AGT’s limited capital and management resources will be focused first on core business growth and establishing appropriate partnerships rather than being diverted by creating new infrastructure for manufacturing, sales and distribution.

Funding Strategy: Since its inception, AGT has sought funding through three primary sources:

•	Federal government support (R&D contracts and grants)

•	General equity investments and debt instruments

•	Business partnership

If successfully pursued and achieved, management believes these sources will continue to supply the necessary funding to cover all aspects of continued R&D and product commercialization activities until product sales deliver sufficient revenues to assure continued profitability. Ultimately, management believes that AGT will be able to self-fund its growth through the sale of commercial products and services.

•

Government support: Government contract solicitations include both SBIR contracts and Government General Services and Development Agreements. To date, AGT has an excellent record of securing contracts through these competitive procurements. From October 2000 to the present, the Company has been awarded numerous government contracts representing approximately $10 million in funds. This contract funding has been used to drive specific R&D efforts primarily in those areas of highest interest to the US government. At the same time, AGT has focused its proposal writing for such contracts toward those areas with greatest potential commercial opportunity. Management believes government contracts will continue to be a substantial source of funds, with much of such future funding directed at development of manufacturing prototypes of applications particularly well suited for government procurement. In any case, if government budgets tighten, such funding may be more difficult to obtain.

•

General equity investments and debt instruments: AGT continues to seek private and public investment in its various forms. Monies raised through such sources are expected to be applied to develop commercial products through the manufacturable prototype stage and company rollout of selected products. From May 1, 2000 to the present, management has raised over $6 million in equity investment and more than $4 million in debt.

•

Strategic partnerships: AGT has been seeking alliances with existing market segment leaders with the intent of leveraging their existing manufacturing, distribution and marketing infrastructures. It is hoped that this model will improve speed to market and limit shareholder risk for the failure of market acceptance of new applications. Partnership structure could range from limited licensing arrangements to joint ventures potentially including the creation of subsidiary entities. Multi-source arrangements are also envisioned with one partner providing manufacturing while another provides sales and distribution. Discussions with prospective strategic partners for a variety of AGT technologies are currently underway.

Long-Term Profitability: Long-term revenue will be driven by the sale of commercial products utilizing OAUGDP® technology or by other related or non-related business opportunities as determined by the Company. AGT management believes OAUGDP® will gain widespread market acceptance and that the technology’s simple, low cost generation techniques will represent a high value to numerous industries in the United States and abroad.

Management believes that OAUGDP® applications will continue to emerge for the next several years. It is management’s belief that the product development strategy favors a continuous pipeline of new market-driven products to provide for continually increasing revenue while AGT’s product commercialization strategy will support excellent investor returns in the form of increasing earnings per share.

Other Patents

In June 1996, the TES subsidiary of AGT entered into a nonexclusive license and royalty agreement with a sewing machine manufacturer to use the electronic gearing sewing machine technology developed and patented by TES. Under the terms of the agreement, the licensee was to pay TES $250,000 upon the sale of the first class of machine built by the licensee using the technology. In addition, the licensee was to pay AGT an additional $250,000 plus royalties of 1.75% to 2% of the sales price for sales of each class of sewing machine produced and sold by the licensee using TES’s technology, and also pay TES $250,000 when the licensee’s sales of each class of machine reaches $30 million milestone. The licensee has no obligation to apply TES’s technology to additional classes of industrial sewing machines. There was no royalty income from the sale of the machines produced under this agreement in fiscal years 2007 or 2006; while royalty income in fiscal year 2005 was $24,826. As such, all remaining value of this related intellectual property was written off during the 2007 fiscal year.

Item 2.	Description of Property.

AGT now holds a long-term lease for approximately 9,750 square feet of space in a multi-use industrial space in Knoxville, Tennessee, following a 4,000 square foot reduction of such leased space in June, 2007. The initial term of this lease ran through April 30, 2005 and AGT exercised its right to renew for an additional term through October 31, 2010. The Company’s facility represents an investment by AGT of $850,000 in chemistry, physics, plasma and microbiology laboratories, a prototype development shop and offices. The leasehold is part of a 40,000 square foot development.

Item 3.	Legal Proceedings.

There are no material pending legal proceedings to which AGT is a party or to which its property is subject.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a shareholder vote during the fourth quarter of fiscal year 2007.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Trading in AGT’s Common Shares is reported on the Electronic Bulletin Board under the symbol AGWT. Reporting commenced on August 28, 1997 but is sporadic so there is no established public trading market for AGT’s securities. Over-the-counter market quotations reflect inter-dealer prices without retail mark-up/mark-down or commission and may not necessarily reflect actual transactions.

The following table reflects the high and low bid prices for the Common Shares on the Electronic Bulletin Board for each quarter of the fiscal years ended March 31, 2007 and 2006.

	Common Shares
	High	Low
4th Quarter, 2007	$0.06	$0.03
3rd Quarter, 2007	$0.11	$0.05
2nd Quarter, 2007	$0.17	$0.10
1st Quarter, 2007	$0.12	$0.22

4th Quarter, 2006	$0.30	$0.13
3rd Quarter, 2006	$0.22	$0.12
2nd Quarter, 2006	$0.27	$0.14
1st Quarter, 2006	$0.29	$0.23

The approximate number of holders of Common Shares of AGT as of June 29, 2007 was 1,285 (based upon the number of record holders) excluding shareholders whose Common Shares are held in nominee or street name by brokers. There were two holders of Class B Common Shares on that same date.

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

In January 2007, AGT issued 92,737 Common Shares to its directors as compensation in a private transaction under Section 4(2) of the Securities Act of 1933 (the “Securities Act”).

In March 2007, AGT entered into an agreement with PMA Group under which agreement AGT issued to PMA Group 1,500,000 of its Common Shares in connection with payment for services provided by, and termination of an agreement with, PMA Group in a private transaction under Section 4(2) of the Securities Act.

Equity Compensation Plan Information

The following table sets out information with respect to AGT’s equity compensation plans as of March 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	950,000 25,000 230,023	$ $ $	0.11 0.20 7.00	9,050,000 N/A N/A
Equity compensation plans not approved by security holders	4,909,095		$0.11	N/A
Total	6,114,118

Options

The Company established a stock option plan in fiscal year 1999 as a means to attract, retain and motivate its employees, non-employee board members and independent contractors. The Company subsequently terminated the plan, however at March 31, 2007, an option to purchase 25, 000 shares at $0.20 per share remained outstanding, with such option expiring September 30, 2007.

Charles West, a former Chief Executive Officer of AGT, received incentive stock options to purchase up to 690,071 Common Shares in May 1999. One-third of the options vested on the first anniversary of employment and have an exercise price of $1.00 per share, one-third vested on the second anniversary with an exercise price of $3.50 per share and the remainder vested on the third anniversary with an exercise price of $7.00 per share. The options are exercisable for five years from the date they vest. All such options have expired after fiscal year end 2007 without being exercised.

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

On June 19, 2006, in connection with his Employment Agreement, the Company issued to its Chief Executive Officer options to purchase 2,000,000 Common Shares of AGT at an exercise price of $0.12 per share for five years after the first year of employment, 2,000,000 Common Shares of AGT at an exercise price of $0.18 per share for five years after the second year of employment and 2,000,000 Common Shares of AGT at an exercise price of $0.27 per share for five years after the third year of employment. In September 2006, the Company issued to various employees options to purchase 950,000 Common Shares of AGT at an exercise price of $0.11 per share for five years after December 18, 2006. The options expire earlier if the employment of the holder is terminated. The Company recognized a total of $142,608 in compensation expense for all options issued during the fiscal year ending March 31, 2007.

With respect to the options not approved by security holders, AGT issued the following options upon the terms described below:

Prior to fiscal year 2007, AGT issued options to purchase 4,000,000 Common Shares at a price of $0.11 per share for ten years to Thomas W. Reddoch (formerly Chairman and Chief Executive Officer of AGT) in connection with an employment agreement entered into on March 1, 2004. None of these options have yet been exercised and none have expired.

Prior to fiscal year 2007, AGT issued options to purchase 909,091 Common Shares for $0.11 per share for 36 months from July 15, 2004 to Sharon L. Draper (Former Vice President of Finance and Chief Accounting Officer). All such options expired on July 14, 2007 without being exercised.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

AGT is a development stage enterprise currently dependent upon capital raised mainly through private placements. AGT’s net loss was $2,673,897 for the year ended March 31, 2007 and the Company has experienced consecutive losses totaling $9,259,300 since inception of the current business on May 1, 2000. Current revenues consist substantially of research and development contracts related to potential applications of the patented OAUGDP® technology. Annualized revenues from these contracts increased approximately 14% this year from the previous year. However, as with other development stage enterprises, contract revenues do not cover all of the Company’s costs, specifically the additional personnel needed to advance the technology further toward the product stage. Current year expenses have increased by approximately 9% from those of the prior year as the result of non-recurring charges associated with the write-down in value of certain intellectual property relating to sewing machines and certain commercial rights of its plasma technologies.

Results of Operations

Year Ended March 31, 2007 Compared to the Year Ended March 31, 2006

AGT incurred a net loss of $2,673,897 for the year ended March 2007, up slightly from a net loss of $2,578,715 for the year ended March 2006 as a result of non-recurring charges associated with the write-down in value of certain intellectual properties and commercialization rights. Without such charges, AGT’s net loss for fiscal year 2007 would have been $1,921,796. AGT revenues increased by 16% mainly due to an increase in funds from government research and development contracts, resulting from additional successful efforts to obtain additional revenues from these sources, while at the same time, there were decreases of 9% and 34% in payroll and laboratory expenses, respectively, due to lower headcount and decreased spending on internal projects. These decreases were offset by an increase of 61% in general and administrative expenses mainly due to the write-off of certain Company patents relating to sewing machines and certain commercialization rights related to plasma technologies as well as increases in legal and professional fees and consulting fees for services related to obtaining new government contracts and funding.

Year Ended March 31, 2006 Compared to the Year Ended March 31, 2005

The Company incurred a net loss of $2,578,715 for the year ended March 2006, compared to a net loss of $1,849,408 for the year ended March 2005 for an increase in net loss of 39%. AGT revenues decreased by 13% mainly due to a decrease in funds from government research and development contracts, partially resulting from a shift of resources to commercial projects in 2006. Management chose to shift resources to commercial projects to accelerate the development of the prototypes of commercial applications. Overall, operating expenses were 13% higher with the most significant increase being a 31% increase in general and administrative expenses mainly due to interest on new debt (a 269% increase) and occupancy costs associated with the Company’s expanded corporate office (a 67% increase). Other increases in expenses were primarily due to the increased commercial development activity.

Liquidity and Capital Resources

Since the Company’s inception, AGT has financed its operations primarily through the sale of equity, and more recently through debt, the majority of which is convertible to equity. The Company needs substantial additional funding in the very near future to sustain operations, further develop its technologies and commercialize the OAUGDP® technology. There is no guarantee such future funding can be obtained as soon as it is needed.

At March 31, 2007, AGT had $109,591 in cash and cash equivalents, $84,170 of which is restricted for use on a certain contract. The goal of the Company’s current fundraising efforts is to raise an additional $1 to 2 million for operations. AGT is working with a number of potential investment fund groups to obtain such financing, utilizing non-exclusive, contingent fee-only provisions. Such future funds if obtained, coupled with contract revenues, should provide sufficient capital to continue through the next fiscal year. Failure to obtain new funding would have a material adverse effect on AGT’s liquidity and viability.

In line with its cost reduction efforts, AGT released 4,000 square feet of its leasehold to another party, with part of this transaction including the sale of some furniture and cubicles for consideration in the amount of $15,000. There have been no other recent borrowings or other new cash inflows with the exception of receipt of accounts receivable.

Expenditures for fiscal year 2008, specifically payroll and related costs, are expected to decrease an additional 10 to 15% due to significant cost reduction efforts already undertaken since July 2006. The objective for plasma-related technology operations is to be self-sustaining (i.e., cash flow neutral). AGT does not expect any significant unfunded capital expenditures during the next year.

Significant Accounting Policies

Significant accounting policies are discussed more fully in Note 1 to the consolidated financial statements.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition or Plan of Operation” is based upon the Company’s consolidated financial statements and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurances that actual results will not differ from those estimates. On an ongoing basis, AGT has evaluated the Company’s accounting policies and disclosure practices. In management’s opinion, the critical accounting estimates which are more complex in nature and require a higher degree of judgment include the collectability of accounts receivable and income tax assets and liabilities and related valuation allowances. These accounting policies and estimates are more fully discussed in the notes to the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) which requires the Company to recognize compensation expense for all stock-based compensation in its consolidated statements of earnings. Pro forma disclosure has not been an alternative since then. The effect of this new pronouncement is addressed in further detail in the Notes to the Financial Statements included in Item 7 of this document.

Future Operations

Management believes that future revenues are dependent on a number of factors including general economic factors, the ability of AGT to secure necessary funding to sustain operations, continue the development and commercialization of the OAUGDP® technology through contracts, partnering or equity sales, the ability to successfully develop and market the technology, and ultimately the competition for the market and market acceptance of the technology.

In addition to the plasma technology-related opportunities, management has been aggressively pursuing a number of complementary business opportunities to add significant revenue and profitability. As of this filing, none of these specific alternatives are imminent and it is too early to predict the outcome from these efforts.

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

Product Development. One determinant of the Company’s future success will be AGT’s ability to develop and commercialize new applications using the OAUGDP® technology. There are no assurances that the Company can successfully develop or commercialize new applications of the OAUGDP® technology.

Key Management and Technical Staff. AGT must be able to identify, recruit and retain key management and technical staff. There are no assurances such individuals can be identified, hired or retained.

New Capital. The viability of future operations is heavily dependent on the Company’s ability to raise sufficient capital for its operating requirements. There are no assurances that such funds can be secured.

Alternative Business Opportunities. In addition to future revenue opportunities related to its plasma technology, management has been aggressively pursuing a number of complementary business opportunities to add significant revenue and profitability. As of this filing, none of these specific alternatives are imminent and it is too early to predict the outcome from these efforts.

Other Factors Relating to Forward-Looking Statements

Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements or events, or timing of events, to differ materially from any future results, performance or achievements or events, or timing of events, expressed or implied by such forward-looking statements. Management cannot assure that the Company will be able to anticipate or respond timely to the changes that could adversely affect AGT’s operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of AGT securities.

There can be no assurance that AGT will be able to generate any additional funding with acceptable terms. If such money is not available on satisfactory terms, the Company may be unable to expand the business or develop new customers as needed and its operating results may be adversely affected to the extent that the Company may no longer be viable. Debt financing will increase expenses and must be repaid regardless of operating results. Funding in the form of equity could result in dilution to existing stockholders.

Some of the more prominent known risks and uncertainties of AGT’s business are set forth below. However, this section does not discuss all possible risks and uncertainties to which the Company is subject, nor can it be assumed that there are not other risks and uncertainties which may be more significant. Such other factors include, among others, those described in the “Business” section and elsewhere in “Management’s Discussion and Analysis” and the factors listed below:

•	the lack of working capital needed to further develop and apply the OAUGDP® technology and management’s ability to find acceptable financing to supply such working capital;

•

the potential failure to successfully negotiate licensing agreements, or find strategic partners to further develop, distribute and sell products based on the OAUGDP® technology, or the inability of the Company to find potential buyers for that technology;

•	the shortage of qualified and competent engineers, scientists or product specialists and the risk that the Company will be unable to retain key employees and managers;

•

dependence on start-up technologies and applications and the ability to continue to successfully obtain government contracts which are expected to generate most of the Company’s revenue for the foreseeable future;

•

the unanticipated expense of new product development, the potential failure to complete new products on a timely and cost effective basis, and the failure of any such products to achieve substantial market acceptance;

•

the dependence on patents and the ability to protect proprietary products, the potential that existing patents or future patents obtained by us will not be enforceable, the risk that the products will infringe on patents held by others or the risk that competitors will develop similar or functionally similar products; and

•

the potential adverse effect of competition, the potential failure to provide competitive timely designs of cost-effective solutions, products or services and the potential adverse effect of technological change with which the Company is unable to keep pace.

Item 7.	Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Atmospheric Glow Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Atmospheric Glow Technologies, Inc. (A Development Stage Company) as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended March 31, 2007 and 2006, and the 2007 through 2003 amounts included in the consolidated statements of operations and cash flows for the period from May 1, 2000 (inception) through March 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated statements of operations and cash flows for the period from May 1, 2000 (inception) through December 31, 2002, included in the consolidated statements of operations and cash flows for the period from May 1, 2000 (inception) through March 31, 2007. These amounts were audited by other auditors whose report dated February 25, 2003, expressed an unqualified opinion on the consolidated financial statements taken as a whole, and our opinion, insofar as it relates to the consolidated statements of operations and cash flows for the period from May 1, 2000 (inception) through December 31, 2002, included in the consolidated statements of operations, stockholders’ deficit and cash flows for the period from May 1, 2000 (inception) through March 31, 2007, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atmospheric Glow Technologies, Inc. (A Development Stage Company) at March 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years ended March 31, 2007 and 2006, and the period from May 1, 2000 (inception) through March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

July 11, 2007

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

/s/ Bible Harris Smith, P.C.
Bible Harris Smith, P.C.

Knoxville, Tennessee

February 25, 2003

BKR An independent member of BKR International with offices throughout the world

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Balance Sheets

	March 31, 2007	March 31, 2006
Assets
Cash and cash equivalents	$25,421	$55,150
Restricted cash	84,170	—
Trade receivables	222,253	188,144
Retainage receivables	—	60,028
Prepaid expenses	35,319	20,214

Total current assets	367,163	323,536
Property and equipment, less accumulated depreciation	446,739	549,738
Intangible assets, less accumulated amortization	587,825	1,435,751
Deposits	7,988	7,988

Total assets	$1,409,715	$2,317,013

Liabilities and Stockholders’ Deficit
Current portion of notes payable to related parties	$2,559,845	$842,709
Notes payable	494,304	548,456
Current portion of long-term debt	6,053	5,485
Current portion of capital leases	6,839	15,883
Accounts payable	631,124	679,990
Accrued expenses	589,603	400,105

Total current liabilities	4,287,768	2,492,628
Notes payable to related parties, less current portion	45,000	549,431
Long-term debt, less current portion	36,592	41,245
Capital leases, less current portion	1,916	8,755

Total liabilities	4,371,276	3,092,059
Stockholders’ deficit
Common Shares, par value $.01; 400,000,000 shares authorized; 238,312,074 and 232,429,337 shares issued and outstanding as of March 31, 2007 and 2006	2,383,121	2,324,293
Class B Common Shares; convertible, par value $.01; 5,000,000 shares authorized; 750,000 shares issued and outstanding	7,500	7,500
Class D Common Shares; convertible, par value $.01; 600,000 shares authorized; none issued or outstanding	—	—
Preferred Shares, par value $.01; 10,000,000 shares authorized ; none issued or outstanding	—	—
Additional paid in capital	3,907,118	3,478,564
Accumulated deficit in the development stage	(9,259,300)	(6,585,403)

Total stockholders’ deficit	(2,961,561)	(775,046)

Total liabilities and stockholders’ deficit	$1,409,715	$2,317,013

The accompanying notes are an integral part of these financial statements.

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Operations

	Year Ended March 31, 2007	Year Ended March 31, 2006	May 1, 2000 (Inception) to March 31, 2007
Operating revenues:
Contract revenues	$1,847,091	$1,617,590	$7,344,383
Other revenues	62,918	23,998	193,996

Total operating revenues	1,910,009	1,641,588	7,538,379

Operating expenses:
Payroll and related costs	2,076,200	2,281,332	8,307,062
Laboratory expenses	425,524	644,565	2,696,883
General and administrative expenses	1,330,081	1,294,406	5,041,633
Impairment of intangible assets	752,101	—	752,101

Total operating expenses	4,583,906	4,220,303	16,797,679

Net loss	$(2,673,897)	$(2,578,715)	$(9,259,300)

Loss per share (basic and diluted):	$(0.01)	$(0.01)	$(0.04)

The accompanying notes are an integral part of these financial statements.

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statement of Stockholders’ Deficit

From May 1, 2000 (Inception) to March 31, 2007

	Previous Shares	Previous Share Amount	Common Shares	Common Amount	Class B Common Shares	Class B Common Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Shares issued October 20, 2000	101,101	$116,020	—	$—	—	$—	$—	$—	$116,020
Non-Member contribution in 2000							34,730		34,730
Additional amounts received for shares previously issued		4,700							4,700
Shares redeemed in 2001	(11,200)	(13,000)							(13,000)
Shares issued in 2002	9,877	168,235							168,235
Recapitalization of Company resulting from reverse merger	(99,778)	(275,955)	210,828,848	2,108,288	750,000	7,500	705,681		2,545,514
Common stock issued in 2004			2,050,000	20,500			205,000		225,500
Common stock issued in 2005			11,253,640	112,536			1,278,728		1,391,264
Stock based compensation in 2005							290,909		290,909
Net loss through March 31, 2005								(4,006,688)	(4,006,688)

Balance at March 31, 2005	—	—	224,132,488	2,241,324	750,000	7,500	2,515,048	(4,006,688)	757,184
Common stock, shares issued			8,296,849	82,969			963,516		1,046,485
Net loss								(2,578,715)	(2,578,715)

Balance at March 31, 2006	—	—	232,429,337	2,324,293	750,000	7,500	3,478,564	(6,585,403)	(775,046)
Common stock, shares issued			5,882,737	58,828			285,946		344,774
Stock based compensation in 2007							142,608		142 608
Net loss								(2,673,897)	(2,673,897)

Balance at March 31, 2007	—	$—	238,312,074	$2,383,121	750,000	$7,500	$3,907,118	$(9,259,300)	$(2,961,561)

The accompanying notes are an integral part of these financial statements.

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31, 2007	Year Ended March 31, 2006	May 1, 2000 (Inception) to March 31, 2007
Operating activities
Net loss	$(2,673,897)	$(2,578,715)	$(9,259,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	213,938	238,479	1,008,187
Impairment of intangible assets	752,101	—	752,101
Stock based compensation	142,608	—	433,517
Costs paid with equity	57,292	131,958	198,074
Loss on disposal of property and equipment	—	18,719	55,706
Changes in operating assets and liabilities:
Receivables	25,919	52,973	(222,253)
Prepaid expenses	(15,105)	(6,335)	(32,820)
Deposits	—	2,961	(7,988)
Accounts payable	(48,866)	316,381	393,395
Deferred compensation	—	—	149,423
Accrued expenses	189,498	166,703	172,161

Net cash used in operating activities	(1,356,512)	(1,656,876)	(6,359,797)

Investing activities
Additions to intangible assets	(14,439)	(9,347)	(1,649,997)
Purchase of property and equipment	(675)	(86,489)	(843,002)

Net cash used in investing activities	(15,114)	(95,836)	(2,492,999)

Financing activities
Proceeds from short term notes	1,424,011	1,324,052	7,127,063
Repayments of short term notes	(251,835)	(328,865)	(947,200)
Cash acquired in reverse merger	—	—	53,017
Proceeds from issuance of Common Shares	269,774	687,447	2,573,985
Proceeds from issuance of members’ equity	—	—	217,720
Redemption of members’ interest	—	—	(13,000)
Increase in minority interest	—	—	43,058
Principal payments on capital lease obligations	(15,883)	(28,427)	(92,256)

Net cash provided by financing activities	1,426,067	1,654,207	8,962,387

Net increase (decrease) in cash and cash equivalents	54,441	(98,505)	109,591

Cash and cash equivalents at beginning of period	55,150	153,655	—

Cash and cash equivalents at end of period	$109,591	$55,150	$109,591

Supplemental disclosures of cash flow information:
Cash paid for interest	$158,196	$69,107	$323,193

The accompanying notes are an integral part of these financial statements.

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED FROM PAGE 26)

	Year Ended March 31, 2007	Year Ended March 31, 2006	May 1, 2000 (Inception) to March 31, 2007
Supplemental disclosures of noncash activity:

Members’ equity in exchange for rent	$—	$—	$4,500
Equipment contributed by non-members	—	—	34,730
Equipment acquired with capital lease	—	31,072	101,011
Furniture acquired with note payable	—	—	11,600
Note payable paid with equity	75,000	—	111,600
Minority interest in subsidiary acquired with equity	—	—	27,310
Liabilities satisfied with stock	—	169,788	3,130,283
Net assets obtained in reverse merger	—	—	151,749
Net liabilities assumed in reverse merger	—	—	597,321

The accompanying notes are an integral part of these financial statements.

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Financial Statements

1.	Summary of Significant Accounting Policies and Other Disclosures

General Information—Atmospheric Glow Technologies, Inc. and subsidiary (the “Company” or “AGT”) is a development stage enterprise that conducts research and development activities to develop commercial applications for the One Atmosphere Uniform Glow Discharge Plasma, a process of non-thermal, atmospheric pressure processing for use in areas such as sterilization, decontamination, surface cleaning and etching. The Company will continue to be a development stage enterprise until commercial applications of its technologies are realized. On February 29, 2004, Atmospheric Plasma Holdings, LLC (formerly Atmospheric Glow Technologies, LLC) (“APH”) sold substantially all of its assets, including all tangible property and commercialization, patent and market rights, to Atmospheric Glow Technologies, Inc., formerly Tice Technology, Inc., a publicly traded holding company, in exchange for 87,456,629 AGT Common Shares (approximately 40%) and 500,000 AGT Class B Common Shares (approximately 67%). APH has been restricted from transferring the Class B Common Shares for a period of three years following the closing. The transaction has been accounted for as a reverse acquisition except that no goodwill or other intangibles were recorded. That is, the transaction is equivalent to the issuance of stock by APH for the net monetary assets of AGT, accompanied by recapitalization. The accompanying statements of operations and cash flows include the consolidated accounts subsequent to the reverse merger in February 2004.

Consolidated Financial Statements—The accompanying consolidated financial statements include the accounts of Atmospheric Glow Technology, Inc. and its wholly owned subsidiary, Tice Engineering and Sales, Inc. (“TES”). The consolidation of these entities is collectively referred to as the Company or AGT. All significant intercompany balances and transactions have been eliminated.

Fiscal Year-End—The fiscal year-end of the Company is March 31.

Cash and Cash Equivalents—The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less as cash equivalents.

The Company has cash on deposit with a financial institution which exceeds Federal Deposit Insurance Corporation (“FDIC”) limits. Balances in excess of this FDIC limit are subject to the risk the financial institution will not pay on demand. As of March 31, 2007, the Company’s balance on hand with one financial institution exceeded FDIC limits by approximately $21,000. This amount differs from the recorded balance of cash and cash equivalents due primarily to outstanding checks.

The Company also has restricted cash of approximately $84,000 as of March 31, 2007. This balance is required by a government contract whereupon transfers to operations can occur as costs are incurred.

Major Customers and Credit Concentration—The Company’s receivables are primarily with Federal government agencies. Revenues from the Company’s largest individual customers accounted for approximately 39%, 27%, 19% and 12% in 2007, 43%, 32%, 13% and 11% in 2006, and 25%, 23% and 22% since inception, of total revenue, respectively.

Accounts Receivable—Accounts receivable of the Company are not collateralized and are due under terms stated to the customer. Customers having accounts receivable balances greater than 10% account for 73% and 20% at March 31, 2007 and

Notes to Financial Statements, Continued

1.	Summary of Significant Accounting Policies and Other Disclosures (continued)

60%, 23%, and 13% at March 31, 2006 of total accounts receivable, respectively. It is the policy of management to review the outstanding accounts receivable periodically, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts for uncollectible amounts. Accounts are considered past due or delinquent when sixty days old. Anticipated bad debts are considered by management to be negligible and, accordingly, no provision for bad debts has been included in the accompanying statements. At March 31, 2007, approximately $2,000 of accounts receivable were greater than 90 days old.

Fair Value of Financial Instruments—The Company’s financial instruments consisted of cash, accounts receivable and notes payable. The fair value of these financial instruments approximated the carrying amounts reported in the Consolidated Balance Sheet.

Property and Equipment—Depreciation is computed using primarily the straight-line method over the estimated useful lives of the assets ranging between three and ten years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life. Routine repair and maintenance costs are expensed as incurred.

Revenue and Cost Recognition—Revenues from research contracts and grants are recognized as costs are incurred under a percentage of completion method. Contract costs include direct materials, labor, subcontract costs and allocated indirect costs such as indirect labor costs, occupancy costs and other general overhead. General and administrative costs are charged to expense as incurred.

Royalties—The Company recognizes royalty revenue when it is fixed and determinable.

Advertising Costs—Advertising costs are charged to expense as incurred and totaled $1,224, $14,711 and $67,322 for the years ended March 31, 2007 and 2006, and from inception, respectively.

Research and Development Costs—Research and development costs, including work performed under contracts to perform research and development for others, are expensed as incurred.

Income Taxes—The asset and liability method is used in accounting for income taxes, whereby deferred tax assets and liabilities are determined based upon the differences between financial reporting and tax bases of assets and liabilities and are measured based on enacted tax rates and laws when the differences are expected to reverse.

Accounting for Stock-Based Compensation—Prior to April 1, 2006, the Company accounted for its stock options under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). Effective April 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation costs to be recognized effective April 1, 2006 are to include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). The Company uses the graded attribution method to recognize expense on awards with graded vesting.

Notes to Financial Statements, Continued

1.	Summary of Significant Accounting Policies and Other Disclosures (continued)

As a result of adopting FAS 123(R) there was no material effect on the Company’s income before taxes and net income for the fiscal year ended March 31, 2007. Had the Company elected to adopt the fair value recognition provisions of FAS 123(R) at April 1, 2005, pro forma net loss and loss per share would be as follows for the year ended March 31, 2006 and inception to date as of March 31, 2006:

	Year Ended March 31, 2006	May 1, 2000 (Inception) to March 31, 2006
Basic and diluted:
Net loss, as reported	$(2,578,715)	$(6,585,403)
Stock based compensation, net of tax	—	22,727

Net loss, pro forma	$(2,578,715)	$(6,608,130)

Loss per share:
Basic and diluted, as reported	$(0.01)	$(0.03)

Basic and diluted, pro forma	$(0.01)	$(0.03)

Comprehensive Income (Loss)—SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources. The Company has no items of other comprehensive income and, therefore, the comprehensive loss equals the net loss.

Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.	Notes Payable to Related Parties, Notes Payable and Long-term Debt

At March 31, 2007, the Company has notes payable to related parties totaling $2,604,845, including $45,000 classified as long-term, as follows:

At March 31, 2007 and 2006, the Company has a $549,431 note payable to a stockholder due June 25, 2007, bearing interest at 10% secured by certain royalty revenues of the Company. The Company is currently in default of the provisions of the note, but is in negotiations with the lender to remedy this condition. As of the date hereof, the specific details for the extension of this note’s maturity date are still being worked out between the Company and the holder, however, it is anticipated that all terms other than the maturity date will remain consistent with the original note.

Notes to Financial Statements, Continued

2.	Notes Payable to Related Parties, Notes Payable and Long-term Debt continued)

At March 31, 2007, the Company has demand notes payable totaling $450,000 ($475,000 at March 31, 2006) and convertible notes payable totaling $1,505,414 ($425,000 at March 31, 2006), all payable on or before July 31, 2007, all from certain officers, directors and shareholders, bearing interest at 10% per annum. The convertible notes payable are convertible, at the option of the holders, into Common Shares at the lowest price at which Common Shares have been sold by the Company in a private placement during the term of the respective notes or at a price that may be established by the Company’s Board of Directors, if lower.

On March 19, 2007, the Company issued a $180,000 unsecured note payable to a vendor. In accordance with the terms of the note, the Company repaid $75,000 of this note through the issuance of 1,500,000 Common Shares of the Company based on the closing price of the stock as of the date of the note. The remaining balance is payable in 21 monthly principal installments of $5,000 beginning March 28, 2007. Interest in the amount of 12% is only required should payments not be submitted on a timely basis. At March 31, 2007, the note payable is $100,000 with maturities for 2008 and 2009, of $60,000 and $45,000, respectively.

At March 31, 2007, the Company has notes payable totaling $494,304, as follows:

At March 31, 2007, the Company has convertible notes payable totaling $205,063 ($500,000 at March 31, 2006), bearing interest at 10% with principal and interest payable at July 31, 2007. The notes are convertible, at the option of the holders, into Common Shares at the lowest price at which Common Shares have been sold by the Company in a private placement during the term of the respective notes or at a price that may be established by the Company’s Board of Directors, if lower.

At March 31, 2007, the Company has an unsecured loan from a third party for $200,000. The loan was payable on June 19, 2007, but was subsequently extended to August 19, 2007, and bears interest at a rate of 12% per annum. As an inducement to make the loan, the holder received a premium payment of 400,000 Common Shares of the Company. The related discount is fully amortized at March 31, 2007. As an inducement to extend the maturity dates, the holder received 400,000 Common Shares for the first extension to June 19, 2007 and 200,000 Common shares to extend the maturity date to August 19, 2007.

At March 31, 2007, the Company has $24,827 ($48,456 at March 31, 2006) outstanding on a $50,000, unsecured, open-end line of credit from a financial institution with interest payable monthly at 13.24%.

At March 31, 2007, the Company has a $50,000 note payable to a financial institution, payable on June 28, 2007, bearing interest at prime rate (9.25% at March 31, 2007), secured by guarantees of four board members and certain equipment with a carrying value of approximately $111,000. As of July 13, 2007, the Company is in default on this loan but is in the process of transferring the loan to another bank, however, this transfer has not been completed as of the date of filing. At March 31, 2007, the Company had a $14,414 unsecured, note payable with two remaining monthly principal and interest payments of $7,275, with interest at 7.5%. This note was subsequently paid off.

Notes to Financial Statements, Continued

2.	Notes Payable to Related Parties, Notes Payable and Long-term Debt (continued)

At March 31, 2007, the Company has long-term debt consisting of a $42,645 ($46,730 at March 31, 2006) unsecured, note payable to a financial institution payable in monthly installments of $850, including principal and interest, bearing interest at 10.75%. Maturities for 2008 through 2012, and thereafter are $6,053, $6,737, $7,498, $8,345, $9,289 and $4,723, respectively.

On December 31, 2006, certain shareholder and lenders rescinded incentive shares granted during 2006 for loans previously extended to the Company. As a result, at December 31, 2006, the Company reversed $263, 515 of interest expense, of which approximately $131,557 related to 2007 fiscal year.

3.	Property and Equipment

Property and equipment consist of the following at March 31:

	2007	2006
Equipment	$426,452	$425,777
Furniture and Fixtures	63,379	63,379
Computer Equipment	74,278	74,278
Leasehold Improvements	350,987	350,987

Total	915,096	914,421
Less Accumulated Depreciation & Amortization	(468,357)	(364,683)

Net Property and Equipment	$446,739	$549,738

Property and equipment under capital lease, which is included above, are comprised of the following:

	2007	2006
Equipment Under Capital Lease	$18,072	$87,230
Accumulated Amortization	(3,639)	(57,287)

Equipment Under Capital Lease - Net	$14,433	$29,943

Amortization of assets recorded under capital leases is included with depreciation expense in the accompanying financial statements. Depreciation expense (including amortization of assets under capital leases) amounted to $103,674, $125,138, and $499,239 for the years ended March 31, 2007 and 2006, and since inception, respectively.

Notes to Financial Statements, Continued

4.	Lease Obligations

The Company leases certain equipment under a lease agreement classified as capital leases. This agreement expires in 2008. The Company incurred interest expense related to capital leases of $2,513, $3,524 and $14,575 for the years ended March 31, 2007 and 2006, and since inception, respectively.

The Company leases its office facilities under an agreement classified as an operating lease. The lease, which expires in October 2010, previously required monthly rental payments of $14,162. Effective June 8, 2007, the leasehold was reduced by 4,000 square feet with an accompanying 30% reduction in monthly rental costs. Rental expense for all operating leases for the years ended March 31, 2007 and 2006, and since inception was approximately $170,000, $160,000, and $544,000, respectively.

Future minimum lease payments for leases, by year and in the aggregate, consist of the following as of March 31, 2007:

	Operating	Capital
2008	$128,591	$7,902
2009	118,961	1,976
2010	118,961	—
2011	69,394	—

Total minimum lease payments	$435,907	9,878

Amount representing interest		1,123

Present value of minimum lease payments (including $6,839 classified as current as of March 31, 2007)		$8,755

5.	Interest Expense

Interest incurred and charged to expense for the years ended March 31, 2007 and 2006, and inception to date, totaled $177,802, $306,907, and $612,388, respectively. The reduced interest expense for 2007 reflects the positive impact from note holders’ rescission of share incentives effective December 31, 2006. (See Note 2.)

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

Notes to Financial Statements, Continued

6.	Research and Development Contracts (continued)

Substantially all of the Company’s costs are for research and development, either directly or indirectly, and relate to both research contracts and internal research projects.

7.	Income Taxes

For tax purposes, as of March 31, 2007, the Company has net operating loss and foreign tax credit carryovers available to offset future income taxes. These carryovers expire as follows:

Net Operating Loss			Foreign Tax Credit
Year Generated	Year of Expiration	Amount	Year Generated	Year of Expiration	Amount
1997	2017	$107,622	2002	2007	$13,618
1998	2018	515,167	2003	2008	13,077
1999	2019	472,518	2004	2009	8,207
2000	2020	268,913	2005	2010	6,207
2001	2021	104,940
2002	2022	104,940
2003	2023	104,940
2004	2024	104,940
2005	2025	1,966,982
2006	2026	2,583,377
2007	2027	1,932,544

		$8,266,883			$41,109

Significant components of the Company’s deferred tax assets and liabilities as of March 31, 2007 are as follows:

Deferred tax assets consist of the following at March 31:

	2007	2006
Patents	$304,457	$16,477
Warrants	34,461	34,461
Capital loss carryforward	64,633	64,633
Net operating loss carryovers	3,165,390	2,466,044
Foreign tax credit carryovers	41,109	109,245

Total deferred tax assets	3,610,050	2,690,860
Valuation allowance for deferred tax assets	(3,586,312)	(2,671,908)

Net deferred tax assets	23,738	18,952
Deferred tax liabilities:
Amortization	23,738	18,952

Total deferred tax liabilities	23,738	18,952

Net deferred tax assets	$—	$—

Notes to Financial Statements, Continued

7.	Income Taxes (continued)

As described in Note 1, the reverse merger transaction with APH resulted in a change in control as defined by the Internal Revenue Code, which limited the use of net operating loss carryovers in future periods. Management is unable to currently assert that it is more likely than not that the net deferred tax asset will be realized.

During 2007, the Company increased its valuation allowance by $914,404 to reflect the effects of 2007 net operating losses, net of expiring foreign tax credits from previous years.

The income tax benefit recognized for the years ended March 31, 2007 and 2006, compares with the statutory federal income tax expense as follows:

	2007	2006
Federal income tax benefit at statutory rate	$(1,023,835)	$(989,619)
Potential future tax benefit of net operating loss not recognized in the current year	1,023,835	989,619

Income tax	$—	$—

8.	License and Royalty Agreement

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

There was no royalty income from the sale of the machines produced under this agreement in fiscal year 2007 or 2006; while royalty income in fiscal year 2005 was $24,826. As such, the value of this related intellectual property was written off during the 2007 fiscal year ending March 31, 2007. (See Note 12.)

9.	Loss per Share

Basic earnings (loss) per share assumes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common stock outstanding during each period. As a result of the Company’s net losses, the effect of potentially dilutive convertible debt of 42,761,925 shares had an antidilutive effect. Basic and diluted loss per share are the same for all classes of the Company’s common stock (thus they are not presented separately) because they have non-cumulative dividend rights under the terms of the Certificate of Incorporation of which none were available for distribution.

Notes to Financial Statements, Continued

9.	Loss per Share (continued)

Common stock equivalents of 12,079,114 at March 31, 2007 were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than or equal to the average market price of the common stock.

The following table sets forth the computation of basic loss per share:

	Year Ended March 31, 2007	Year Ended March 31, 2006	May 1, 2000 (Inception) to March 31, 2007
Loss:
Basic and diluted:
Loss attributable to common stockholders	$(2,673,897)	$(2,578,715)	$(9,259,300)
Shares:
Basic and diluted:

Weighted average common shares outstanding	236,596,149	226,691,533	228,114,430

Loss per share	$(0.01)	$(0.01)	$(0.04)

Weighted average Common Shares outstanding for the period from May 1, 2000 (inception) to March 31, 2007 are retroactively computed to reflect the capital structure of the Company after the reverse merger.

10.	Stock Options

The Company established a stock option plan in fiscal year 1999 as a means to attract, retain and motivate its employees, non-employee board members and independent contractors. The plan was subsequently terminated. However, at March 31, 2007, an option to purchase 25,000 shares at $0.20 per share remains outstanding. This option expires September 30, 2007.

The Company has an incentive stock option plan in conjunction with the appointment of a former President and Chief Executive Officer. The Company previously granted the employee options to purchase 690,071 Common Shares of the Company. All options under the plan must be exercised within five years of vesting or they will expire. Options to purchase 230,024 shares at $3.50 per share and 230,024 shares at $1.00 per share expired in 2007 and 2006, respectively. At March 31, 2007, an option to purchase 230,023 at $7.00 per share remains outstanding. Subsequent to year end, this option expired.

In fiscal 2004, in conjunction with the reverse merger, the Company issued stock options to certain shareholders and employees key to the reverse merger transaction and future operations of the Company. Grants included options to purchase 7,142,857

Notes to Financial Statements, Continued

10.	Stock Options (continued)

Common Shares exercisable at a price of $0.07 per share that expired in 2007, options to purchase 2,363,636 Common Shares exercisable at a price of $0.11 per share that expired in 2007, and options to purchase 4,000,000 Common Shares exercisable at a price of $0.11 that expire in 2014.

The Company previously issued stock options to two employees to purchase 909,091 of Common Shares each at $0.11 per share which expire in two and three years, respectively. Options to purchase 909,091 shares of Common Stock at $0.11 per share expired during 2007. At March 31, 2007, an option to purchase 909,091 shares at $0.11 per share remains outstanding. This option expired July 14, 2007.

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

On June 19, 2006, the Company, as part of its employment agreement with its incoming Chief Executive Officer, issued to that Officer options to purchase 2,000,000 Common Shares of AGT at an exercise price of $0.12 per share for five years after the first year of employment, 2,000,000 Common Shares of AGT at an exercise price of $0.18 per share for five years after the second year of employment and 2,000,000 Common Shares of AGT at an exercise price of $0.27 per share for five years after the third year of employment.

Also during fiscal year 2007, the Company issued to various employees options to purchase 950,000 Common Shares of AGT at an exercise price of $0.11 per share for five years after December 18, 2006. The Company recognized $142,608 in compensation expense under this plan for the year ended March 31, 2007. The total compensation cost related to non-vested awards not yet recognized amounted to $86,642 as of March 31, 2007.

A summary of options outstanding under these arrangements as of March 31, 2007 and changes during 2006 and 2007 is presented below:

	Common Shares	Weighted Average of Exercise Prices	Weighted Average Grant Date Fair Value	Stock Options Exercisable	Weighted Average Exercise Price
Under option at March 31, 2005	16,039,746			16,039,746	$0.25
Options expired	(230,024)	$1.00

Under option at March 31, 2006	15,809,722			15,809,722	$0.24
Options granted	6,950,000	$0.18	$0.03
Options expired	(10,680,608)	$0.16

Under option at March 31, 2007	12,079,114			12,079,114	$0.28

Notes to Financial Statements, Continued

10.	Stock Options (continued)

The following table summarizes information about stock options at March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at 3/31/07	Weighted Average Remaining Contractual Life (months)	Weighted Average Exercise Price	Number Exercisable At 3/31/07	Weighted Average Exercise Price
$0.11	5,824,091	66.4	$0.11	5,824,091	$0.11
$0.12	2,000,000	63.0	$0.12	—
$0.18	2,000,000	75.0	$0.18	—
$0.20	25,000	6.0	$0.20	25,000	$0.20
$0.27	2,000,000	87.0	$0.27	—
$7.00	230,023	2.0	$7.00	230,023	$7.00

The weighted average remaining contractual life of outstanding options at March 31, 2007 was 5.78 years. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2007	2006
Dividend growth rate	0.00%	0.00%
Expected volatility	8.74%	11.9%
Risk-free interest rate	5.18%	4.89%
Expected lives	6 to 8 years	3 to 10 years

11.	Capital Stock

Classes of stock: The total number of shares which the Company is authorized to issue is 415,600,000 shares and all shares have a par value of $0.01 per share. There are 400,000,000 Common Shares authorized of which 238,312,074 were issued and outstanding as of March 31, 2007. There are 5,000,000 Class B Common Shares authorized of which 750,000 were issued and outstanding as of March 31, 2007. There are 600,000 Class D Common Shares authorized of which none were issued and outstanding as of March 31, 2007. There are 10,000,000 Preferred Shares authorized of which none were issued and outstanding as of March 31, 2007. The Common Shares and the Class B Common Shares are identical in all respects and have equal rights and privileges except as noted below. There are no cumulative voting or any preferential or preemptive rights for any of AGT’s classes of stock except that holders of Class B Common Shares have preemptive rights with respect to the issuance of Class B Common Shares only. The Board of Directors has the authority to issue, in one or more series, Preferred Shares, having such preferences, rights and limitations as established by the Board of Directors. However, the voting rights of Preferred Shares may not exceed the voting rights of Common Shares.

Notes to Financial Statements, Continued

11.	Capital Stock (continued)

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

As of March 31, 2007, Common Shares have been reserved as follows:

Stock options	12,079,114
Conversion of Class B Common Shares to Common Shares	750,000

12,829,114

12.	Intangible Assets

Intangible assets at March 31, 2007, include:

	Amount	Accumulated Amortization	Impairment	Net	Amortization Period
Commercialization Rights	$1,525,000	$462,639	$618,452	$443,909	15 years
Sewing Patents	189,701	56,052	133,649	—	20 years
Purchased Patents	100,000	25,926	—	74,074	18 years
Trademark	966	156	—	810	40 years
Other	69,032	—	—	69,032	—

Total	$1,884,699	$544,773	$752,101	$587,825

Notes to Financial Statements, Continued

12.	Intangible Assets (continued)

Intangible assets at March 31, 2006, include:

	Amount	Accumulated Amortization	Net	Amortization Period
Commercialization Rights	$1,525,000	$360,973	$1,164,027	15 years
Sewing Patents	189,701	53,033	136,668	20 years
Purchased Patents	100,000	20,370	79,630	18 years
Trademark	966	133	833	40 years
Other	54,593	—	54,593	—

Total	$1,870,260	$434,509	$1,435,751

During 2007, the Company determined that the value of its sewing patents had been impaired by $133,649 based on recent developments related to its license and royalty agreements, including the improbability of future royalty revenues, and certain other factors. The Company also determined that the value of its commercialization rights had been impaired by $618,452 based on revised forecasts of future cash flows of related product sales. The fair value was estimated using the expected present value of future cash flows and other considerations. Based on these determinations, the Company recognized an impairment loss of $752,101 in 2007 which is included in the statements of operations.

Amortization expense amounted to $110,264, $113,284, and $638,188 for the years ended March 31, 2007 and 2006, and since inception, respectively.

Amortization costs for the next five years are expected to be approximately $60,000 per year.

13.	Employee Benefit Plan

Effective April 1, 2004, the Company adopted a retirement savings plan (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan whereby employees who have completed six months of service, a minimum of 1,000 hours of service and are age 21 or older are eligible to participate. Employees are vested immediately.

Company contributions were made at 100% of the employee’s contribution up to 3% of total annual compensation and 50% of the next 2% of total annual compensation through December 31, 2006. Effective January 1, 2007, there are no Company contributions to this plan. The matching contribution by the Company to the 401(k) Plan for 2007 and 2006, and since inception, was approximately $41,000, $55,000 and $140,000, respectively.

14.	Other Related Party Transactions

As of March 31, 2007 and 2006, the Company has $88,560 in accounts payable to an entity owned by the Company’s former Chief Executive Officer for consulting fees incurred in relation to the Company’s reverse merger.

Notes to Financial Statements, Continued

15.	Continuing Operations

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realizations of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $2,674,000, $2,579,000, and $9,259,000 for the years ended March 31, 2007 and 2006, and since inception, respectively. Additionally, the Company has suffered negative cash flows from operations of approximately $1,356,000 in 2007 and $6,360,000 since inception and also has a net capital deficiency of approximately $2,962,000 as of March 31, 2007. The Company is also in default of certain of its loan obligations and is currently in negotiations with these lenders for extensions and other remedies. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The Company has implemented certain cost-saving measures which provides for decreased labor costs through employee attrition and layoffs in addition to salary and benefit reductions for existing employees. The Company has also reduced its leased facility by approximately 30% and expects to realize further savings through the elimination of certain incidental services currently provided by third parties.

Management realizes the Company must reach profitable operations and generate additional funds in order to continue as a going concern. The Company is aggressively pursuing additional capital and is continuing to explore business development opportunities. Absent additional capital, management may reduce commercialization efforts and focus on existing revenue generated from research and development contracts.

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its former Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures as of March 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2007 were effective in timely alerting him to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.

Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting or in other factors identified in connection with the evaluation described above that occurred during the fiscal year ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequent to March 31, 2007, the Company’s Chief Accounting Officer left AGT to pursue other career opportunities and a replacement has not yet been made. The former Chief Accounting Officer has assisted in transitioning her related responsibilities on an interim basis to the Chief Executive Officer.

Item 8B.	Other Information.

There was no information required to be disclosed in a report on Form 8-K by the Company during the fourth quarter of fiscal 2007 that was not reported.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Person and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following are the officers and directors of AGT. Brief descriptions of their experience follow.

Name	Age	Position at Company
W. Scott McDonald	44	Chief Executive Officer, Interim Chief Accounting Officer

Kimberly Kelly-Wintenberg	46	President, Chief Operating Officer, Former Director

Name	Age	Position at Company
Sharon L. Draper*	51	Former Vice President of Finance, Former Secretary

Thomas W. Reddoch	61	Director

Al R. Anderson	71	Director

Joseph B. Byrum	60	Director

Steven D. Harb	58	Director

Patrick L. Martin	54	Director

J. Russell Mothershed	58	Director

* Ms. Draper left AGT as a full-time employment effective June 15, 2007, but is assisting with transition of CAO responsibilities.

W. Scott McDonald became Chief Executive Officer of AGT on June 19, 2006 and has been acting as interim Chief Accounting Officer since the departure of Ms. Draper effective June 15, 2007. Mr. McDonald was previously from 2003 to 2006, General Manager, Automotive Business and Strategic Marketing Director for ImagePoint, Inc., a privately held company based in Knoxville, Tennessee that provides engineering, design, sales, installation and maintenance of complex exterior signage, architectural elements and interior image solutions. Prior to joining ImagePoint, Mr. McDonald was from 2001 to 2003 co-founder and managing partner of HealthTrust of the Carolinas, which developed clinical treatment centers geared to individuals experiencing chronic pain across North and South Carolina and was based in Charlotte, North Carolina. From 1999 until August 2001, Mr. McDonald served as Director of eCommerce Sales for General Motors Corporation. He began his career with General Motors Corporation as a cooperative education student attending General Motors Institute (now Kettering University) where he received a B.S. in Industrial Administration in 1986. He also earned an MBA from Stanford University in 1991 as a GM fellow. He managed international new product development activities, led both divestiture and new business development efforts and operated market research and analysis operations prior to becoming Director of GM’s eCommerce Sales activities.

Kimberly Kelly-Wintenberg, Ph.D. is President and Chief Operating Officer of AGT and has held such positions since February of 2004. She was also elected a director of AGT in February 2004 and held such office until her resignation in February 2007. Ms. Kelly-Wintenberg is the principle founder, and a Governor of Atmospheric Plasma Holdings, LLC and from January 2000 through February 2007, she served as Chief Executive Officer and President of APH. Prior to that, from August 1993 through December 1999, she was an Instructor, Senior Research Associate, and Research Assistant Professor at the University of Tennessee in Knoxville, Tennessee. She received her B.S. in Microbiology from East Tennessee State University in 1983 and her Ph.D. in Microbiology from the University of Tennessee in 1991.

Sharon L. Draper, was elected AGT’s Chief Accounting Officer, Vice President of Finance, and Secretary in October 2002 and held these positions until her resignation effective June 15, 2007. From June 2000 to December 2000, Ms. Draper was Chief Financial Officer for LandOak Company, LLC, and the predecessor company to LandOak. From August 1994 to June 2003, Ms. Draper was a Managing Partner for

Venture Alliance, LLC, a Knoxville, Tennessee based venture development firm. Ms. Draper was formerly the Vice President and CFO of Container Technologies Industries, LLC from December 1999 until June 2007. Ms. Draper received a B.S. in Business Administration from the University of Tennessee in 1978.

Thomas W. Reddoch, Ph.D. was the former Chief Executive Officer of AGT and remains a director of AGT. He was elected a director of AGT in December 2001 and became Chief Executive Officer and Chairman of AGT in February of 2004, which positions he held until mid-2006. Mr. Reddoch was CEO and President of Container Technologies Industries, LLC in Helenwood, Tennessee where he held this position from December 1999 through February 2003; he remains a director. Mr. Reddoch previously served as President of Format Industries, Inc. in Knoxville, Tennessee from 1996 to 1999, was a management consultant from 1994 to 1996 and was a founder and Executive Vice President of Electrotek Concepts, Inc. from 1984 to 1994. Mr. Reddoch received his B.S. in Electrical Engineering in 1967 and his M.S. in Electrical Engineering in 1969 from Lamar University in Beaumont, Texas and a Ph.D. in Electrical Engineering from Louisiana State University in Baton Rouge, Louisiana in 1973. Mr. Reddoch also is the President and a member of the Board of Directors of Tennessee Center for Research and Development in Knoxville, Tennessee.

Al R. Anderson is a director of AGT and has held that position since May 2006. Mr. Anderson, through AF Systems, previously provided technical and marketing advice to AGT during calendar years 2005 and 2006 for which AF Systems received a monthly fee of $3,600. Mr. Anderson is the President of AF Systems, a consulting marketing-technology company he founded in 1992. The company focuses on maintaining knowledge and support for dielectric applications, thin films, and polymer material screening and their assorted manufacturing processes. Mr. Anderson provides services including development and implementation of marketing, technical and business plans. Previously, Mr. Anderson was Vice President (1985-1992) at Leybold, Inc., the world’s largest supplier in the thin film deposition business, with responsibilities for product and market development of decorative, protective and EMI vacuum deposited thin films. His work included plant responsibilities for site selection and plant startup. For five years (1981-1985), he was Vice President of Technology at Indevco where he oversaw software application programs for MRP implementation on vacuum deposition processes. He had prior assignments at Raychem Corporation (from 1967-1981 as Marketing/Business Director) and Perkin-Elmer Corporation (1964-1967 in development and marketing). Mr. Anderson has a B.S.E.E. in Physics from City College of New York and has completed several graduate level programs, including studies in plasma physics business law. He additionally was a member of the “Plasma Aided Manufacturing Center” at the University of Wisconsin for seven years.

Joseph B. Byrum is a director of AGT and has held that position since May 2006. Mr. Byrum is President and Chairman of Continental Investments, a land development and farming operations company, and is Chairman and Chief Executive Officer of Continental Gulf Inc., a related company to Continental Investments, which is involved in the business of land development, farming operations, and finance, both located in Mobile, Alabama. He currently serves on the board and is a shareholder of several companies including GCA Services, Animas Corporation, Family Services Group, Bridge Staffing and Old Springhill Plantation. Previously, Mr. Byrum was Vice Chairman of Morrison Crothall Services (1993-2000) which bought the controlling interest from Morrison

Healthcare in 1993. Subsequently, Morrison Crothall sold to Compass PLC of Great Britain in 2000. In 1992, Mr. Byrum became President of Gardner Merchant/Sodexho United States. From 1967 to 1992, Mr. Byrum held various positions with Morrison Management Services beginning with a position as a Manager through several promotions resulting in being made President of the company in 1984. He attended Cumberland University from 1964 to 1967.

Steven D. Harb is a director of AGT and has held this position since May 2006. Mr. Harb also served a year’s term as Chairman of the Board of AGT until July 12, 2007. Mr. Harb is the founder and Chairman of Receivables Management Bureau, Inc., a healthcare services firm that has grown to over 120 employees since its inception in 1991. He is also the CEO of Gault Financial, LLC, a specialized financial services company he founded in 2000. Prior to founding Receivables Management Bureau, Inc., Mr. Harb practiced as a Certified Public Accountant (“CPA”), initially in the tax department of Arthur Anderson & Company. Within three years, he entered private practice, and subsequently co-founded and served as the Managing Partner of the CPA firm of Harb Goldstein & Associates. Next, Mr. Harb founded the CPA and consulting firm of Harb Souther & Snyder, PC, where he also served as Managing Partner. Mr. Harb received a B.S. in Accounting from the University of Tennessee in 1975 and received his CPA license in 1977.

Patrick L. Martin is a director and Chairman of the Board and serves as the chief fund raiser for AGT. Mr. Martin was elected a director of AGT in May 1999 and Chairman in July 2007. Since August of 1981, Mr. Martin has been employed by The Lanrick Group, Inc. in Knoxville, Tennessee where he provides financial planning and services. He is the owner of numerous businesses. Mr. Martin received a B.A. in Business Administration from the University of Tennessee in Knoxville in 1974 and a Masters in Financial Planning from The College of Financial Planning in Denver, Colorado in 1995.

J. Russell Mothershed is a director of AGT and has held that position since May 2006. Mr. Mothershed served as the Sr. Vice President and Chief Financial Officer for Ruby Tuesday, Inc. after Morrison, Inc. spun off into three separate companies from 1996 through 2001, after which he retired. Mr. Mothershed had a long career with Morrison, Inc. serving in a variety of positions with the company. He joined Morrison, Inc. in 1972 as an Assistant to the Controller. Subsequently, he was promoted to Vice President and Controller, then Vice President and Treasurer, then Sr. Vice President-Finance and ultimately, Sr. Vice President-Finance and Chief Financial Officer. Prior to joining Morrison, Inc., he was a Staff Accountant with Haskins & Sells from 1970-1972. Mr. Mothershed is a CPA in the State of Alabama and graduated from the University of South Alabama with a B.S. in Accounting in 1970. Since his retirement in 2001, Mr. Mothershed has been pursuing other business interests.

Committees of the Board of Directors

Four of the current members of AGT’s Board of Directors are “independent directors” as defined in Rule 4200 of The NASDAQ Stock Market, Inc. Marketplace Rules, Mr. Anderson, Mr. Byrum, Mr. Harb, and Mr. Mothershed. AGT has both an Audit Committee and a Compensation Committee. Mr. Mothershed serves as Chairman of the Audit Committee which committee also includes Mr. Byrum and Mr. Harb. Mr. Martin serves as Chairman of the Compensation Committee which committee also includes Mr. Anderson and Mr. Harb.

A copy of the Audit Committee’s charter was filed as an exhibit to AGT’s Form 10-KSB for the year ended March 31, 2005. AGT does not have an audit committee financial expert. It is a small company and has not been able to secure the services of one. During fiscal year 2007, the AGT Board of Directors formally adopted a Code of Ethics. The Company is in the process of having its Code of Ethics posted on its website, www.atmosphericglow.com; however, until such time as that is completed, AGT will provide, without charge, a copy of its Code of Ethics upon written request either by email to: info@atmosphericglow.com or by regular mail to: Atmospheric Glow Technology, Inc., Attn: CEO, 924 Corridor Park Blvd., Knoxville, TN 37932.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires AGT’s directors, officers and persons who beneficially own more than ten percent of the Common Shares (each, a “Reporting Person”) to file reports of ownership and changes of ownership with the SEC. Copies of all filed reports are required to be furnished to the issuer pursuant to the Exchange Act. Based solely upon a review of the forms and amendments thereto furnished to AGT during the fiscal year ended March 31, 2007, management believes that the following late filings were made: the Form 4s relating to the shares granted to the outside directors of the Company as compensation for service as directors were late being filed as the shares were earned over the course of several meetings and issued as to several meetings and Form 4s relating to shares received as incentives to make loans and related convertible promissory notes were filed late by Kimberly Kelly-Wintenberg and W. Scott McDonald.

Item 10.	Executive Compensation.

Effective on March 1, 2004, AGT entered into employment agreements with Thomas W. Reddoch to serve as its Chairman of the Board and Chief Executive Officer and Kimberly Kelly-Wintenberg to serve as its President and Chief Operating Officer. Both agreements were for a term beginning March 1, 2004 and ending February 28, 2007. The agreements could be earlier terminated in the event of the death, permanent disability or, upon sixty-day notice, the gross misconduct, material dishonesty or felony conviction of the employee.

Compensation under Mr. Reddoch’s agreement, in addition to benefits commensurate to those provided to other key employees and reimbursement of certain expenses, was a base salary of $150,000 (subject to annual reviews and increases by the Board of Directors). Beginning March 1, 2004, he received a signing bonus of $20,000 paid in monthly installments over the first year of the agreement. His performance bonus was to be determined by AGT’s Compensation Committee. In addition to the compensation described above, Mr. Reddoch received incentive stock options to purchase up to 4,000,000 Common Shares at $0.11 in March 2004. The options are exercisable for ten years from the date they were issued. AGT appointed a new Chief Executive Officer effective June 19, 2006 and Mr. Reddoch remained an employee under the terms of his Employment Agreement through February 28, 2007.

Compensation under Ms. Kelly-Wintenberg’s agreement, in addition to benefits commensurate to those provided to other key employees and reimbursement of certain expenses included a base salary of $130,000 (subject to annual reviews and increases by the Board of Directors). Beginning March 1, 2004, she received an annual car allowance of $15,000 for a period of three years. Her performance bonus was to be determined by AGT’s Compensation Committee. In addition to the compensation described above, Ms. Kelly-Wintenberg received incentive stock options to purchase up to 250,000 Common Shares at $0.11. The options were exercisable within a three-year period beginning March 1, 2004.

W. Scott McDonald, was appointed Chief Executive Officer of AGT effective June 19, 2006. The Company’s Employment Agreement with Mr. McDonald provides for an annual base salary of $162,000. He also received options to purchase 2,000,000 Common Shares of AGT at an exercise price of $0.12 per share for five years after the first year of employment, 2,000,000 Common Shares of AGT at an exercise price of $0.18 per share for five years after the second year of employment and 2,000,000 Common Shares of AGT at an exercise price of $0.27 per share for five years after the third year of employment. The Employment Agreement includes standard termination provisions as well as standard intellectual property, confidentiality and nondisclosure agreements to protect AGT’s confidential and proprietary information. It also includes a provision preventing Mr. McDonald from competing with AGT during the term of employment and for two years thereafter to protect AGT’s relationship with its customers and suppliers.

The following table sets forth the compensation of the Chief Executive Officer, Mr. McDonald, the former Chairman and Chief Executive Officer, Mr. Reddoch; the President and Chief Operating Officer, Ms. Kelly-Wintenberg; the former Vice President of Finance and Chief Accounting Officer, Ms. Draper; and Alan Wintenberg, the most highly compensated employee of AGT who is not an executive officer, for the fiscal years ended March 31, 2007 and 2006:

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)	Other Annual Compensation ($)(2)	Restricted Stock Award(s) ($)	Securities Underlying Options (#)
W. Scott McDonald Chief Executive Officer	2007	96,583	-0-	2,918	-0-	-0-
Thomas W. Reddoch, Former Chief Executive Officer	2007 2006	108,180 150,000	-0- 6,355	11,691 14,538	-0- 13,645	-0- -0-
Kimberly Kelly-Wintenberg, President, Chief Operating Officer	2007 2006	119,986 130,000	15,000 20,224	8,772 9,470	-0- 10,776	-0- -0-
Sharon L. Draper Former Vice President of Finance, Chief Accounting Officer, Secretary	2007 2006	99,632 108,160	-0- 2,612	11,799 12,229	-0- 5,388	-0- -0-
Alan Wintenberg	2007 2006	123,874 133,970	-0- 8,000	9,580 11,102	-0- 5,388	-0- -0-

(1)	Mr. McDonald became an officer of AGT effective June 2007 and the compensation listed for fiscal year 2007 reflects only the compensation received for a partial year.
(2)	Other annual compensation for Mr. McDonald includes $2,918 in health insurance premiums for fiscal year 2007. Other annual compensation for Mr. Reddoch includes $7,220 and $6,382, in health insurance premiums for fiscal years 2007 and 2006, respectively, $317 and $2,156 for cell phone services for fiscal years 2007 and 2006, respectively, and $4,184 and $6,000 in fiscal years 2007 and 2006 in matching funds under AGT’s 401(k) plan. Other annual compensation for Ms. Kelly-Wintenberg includes $3,302 and $3,514 in health insurance premiums (single rates are reported, family coverage received under Ms. Kelly-Wintenberg’s husband’s employment package with AGT) for fiscal years 2007 and 2006, respectively, $1,449 and $1,494 for cell phone services for fiscal years 2007 and 2006, respectively, and $4,015 and $4,462 in fiscal years 2007 and 2006 in matching funds under AGT’s 401(k) plan. Other annual compensation for Ms. Draper includes $8,804 and $7,903 in health insurance premiums for fiscal years 2007 and 2006, respectively, and $2,995 and $4,326 in fiscal years 2007 and 2006 in matching funds under AGT’s 401(k) plan. Other annual compensation for Mr. Wintenberg includes $5,553 and $5,730 in health insurance premiums (family rates, less the single coverage for Kimberly Kelly-Wintenberg, are reported) for fiscal years 2007 and 2006, respectively, and $4,021 and $5,359 in fiscal years 2007 and 2006 in matching funds under AGT’s 401(k) plan.
(3)	Mr. McDonald, Ms. Wintenberg and Mr. Wintenberg have deferred salaries evidenced by promissory notes from AGT in the amounts of $23,601, $6,250 and $5,397, respectively. Mr. Reddoch is owed $11,984 for a retroactive raise approved by AGT’s Compensation Committee in 2005 and unpaid severance of $29,136. Ms. Wintenberg is owed $13,146 for a retroactive raise approved by AGT’s Compensation Committee in 2005 with an estimated additional settlement amount of $2,564, an estimated $23,450 in government contract award bonuses and an estimated $2,500 for management classes not taken. Ms. Draper is owed $6,557 for a retroactive raise approved by AGT’s Compensation Committee in 2005.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of stock of AGT by management and 5% or greater shareholders as of June 29, 2007. A person is considered a beneficial owner of securities if such person, directly or indirectly, has voting power or investment power over the securities.

Name and Address	Title of Class	Total Number of Securities Owned Beneficially	Percent of Class (1)
Michael A. Atkins (1) 1010 Reuben’s Court Greensboro, GA 30642	Common Shares	18,196,563	8%

Atmospheric Plasma Holdings, LLC (2) 924 Corridor Park Blvd Knoxville, TN 37932	Common Shares Class B Common Shares	86,206,629 500,000	36 67	% %

Joseph B. Byrum 2613 Charleston Oakes Drive West Mobile, AL 36695	Common Shares	1,641,309	1%

Steven D. Harb (3) 7307 Dunsford Lane Knoxville, TN 37919	Common Shares	5,865,479	2%

Kimberly Kelly-Wintenberg (4) 12625 Bayview Drive Knoxville, TN 37922	Common Shares Class B Common Shares	89,942,647 500,000	37 67	% %

Patrick L. Martin (5) 30 Rivendell Knoxville, TN 37922	Common Shares Class B Common Shares	20,523,795 250,000	9 33	% %

W. Scott McDonald (6) 912 Vista Oaks Lane Knoxville, TN 37919	Common Shares	2,000,000	1%

J. Russell Mothershed 12400 Somersworth Drive Knoxville, TN 37934	Common Shares	2,854,762	1%

Thomas W. Reddoch (7) 5329 Hickory Hollow Road Knoxville, TN 37919	Common Shares	5,552,954	2%

Daniel M. Sherman (8) 9001 Grayland Drive, Apt. E Knoxville, TN 37923	Common Shares Class B Common	88,001,856 500,000	37 67	% %

Suzanne L. South (9) 1437 Ellis Woods Loop Road Sevierville, TN 37876	Common Shares Class B Common	88,039,408 500,000	37 67	% %

Directors and Officers As a Group (10)	Common Shares Class B Common Shares	128,380,946 750,000	52 100	% %

*	Less than 1%
1.	The number of Common Shares listed for Mr. Atkins includes 7,832,571 Common Shares owned by his wife, Sherry Len Turner; and 500,000 Common Shares owned by R&R family trust of which Mr. Atkins and his wife are trustees.

2.	The number of Common Shares listed for APH includes 500,000 Common Shares that it would receive if it converted its Class B Common Shares to Common Shares.
3.	Mr. Harb is a director and Chairman of AGT. The number of Common Shares listed for Mr. Harb includes 2,250,000 Common Shares owned by his wife, Jane Harb; 1,200,003 Common Shares owned by Gault Financial Pension Plan of which he is trustee; and 125,000 Common Shares owned by Gault Financial, LLC which Mr. Harb controls and of which he is an owner.
4.	Ms. Kelly-Wintenberg is President and Chief Operating Officer of AGT, as well as a governor and an owner of voting interests in APH. The number of Common Shares listed for Ms. Kelly-Wintenberg includes 21,552 Common Shares owned by her husband Alan Wintenberg; 4,000 Common Shares owned by her son, Andrew Wintenberg; 4,000 Common Shares owned by her daughter, Molly Wintenberg; the Common Shares beneficially owned by APH; and 1,666,666 Common Shares that she would receive if she converted certain notes of AGT held by her and her husband, assuming a conversion rate of $0.12 per share.
5.	Mr. Martin is a director of AGT. The number of Common Shares listed for Mr. Martin includes 1,000,000 Common Shares owned by his wife, Deborah N. Martin; 250,000 Common Shares that he would receive if he converted his Class B Common Shares to Common Shares; and 833,333 Common Shares that he would receive if he converted notes of AGT held by him, assuming a conversion rate of $0.12 per share.
6.	The number of shares listed for Mr. McDonald are the 2,000,000 Common Shares that he would receive if he exercised his options that have vested.
7.	Mr. Reddoch is the former Chief Executive Officer and is a director of AGT. The number of Common Shares listed for Mr. Reddoch includes 4,000,000 Common Shares that he would receive if he exercised his options; and 1,250,000 Common Shares that he would receive if he converted certain notes of AGT held by him, assuming a conversion rate of $0.12 per share.
8.	Mr. Sherman is a former employee of AGT and a governor and an owner of voting interests in APH. The number of Common Shares listed for Mr. Sherman includes the Common Shares beneficially owned by APH.
9.	Ms. South is an employee of AGT and Chief Manager, a governor and an owner of voting interests in APH. The number of Common Shares listed for Ms. South includes the Common Shares beneficially owned by APH.
10.

The number of Common Shares listed for the directors and executive officers include all of the Common Shares beneficially owned by APH (through Ms. Kelly-Wintenberg); the 4,000,000 Common Shares Mr. Reddoch would receive if he exercised his options, and the 1,250,000 Common Shares Mr. Reddoch would receive if he converted his notes; the 1,666,666 Common Shares Ms. Kelly-Wintenberg and her husband would receive if they converted their notes, the 21,552 Common Shares owned by Ms. Kelly-Wintenberg’s husband, and the 8,000 Common Shares held by Ms. Kelly-Wintenberg’s children; the 2,000,000 Common shares that Mr. McDonald would receive if her exercised his options; the 1,000,000 Common Shares owned by Mr. Martin’s wife, Deborah N. Martin, the 250,000 Common Shares that Mr. Martin would receive if he converted his Class B

Common shares to Common Shares, and the 833,333 Common Shares Mr. Martin would receive if he converted his notes; and 2,250,000 Common Shares owned by Mr. Harb’s wife, 1,200,003 Common Shares owned by Gault Financial Pension Plan, and 125,000 Common Shares owned by Gault Financial, LLC.

See the section on Equity Compensation Plan Information for additional information regarding AGT’s equity compensation plans.

Voting Agreement

APH and Patrick L. Martin (a director and shareholder of AGT) have entered into a Voting Agreement. Under the Voting Agreement, until March 1, 2007, APH and Mr. Martin agreed to vote their Class B Common Shares to cause to be elected to the Board of Directors of AGT the following number of designees of each of APH and Mr. Martin, depending upon the number of directors serving on the Board of Directors of AGT and the number of directors which the holders of Class B Common Shares are entitled to elect under the Certificate of Incorporation of AGT:

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

LandOak Securities, LLC, a Tennessee limited liability company, owned 75% by Pat Martin and 25% by Mike Atkins (also a shareholder of AGT) received a 6% commission on the amount raised in the private placements completed in fiscal years 2007 and 2006. There is not a current private placement agreement in place.

Kimberly Kelly-Wintenberg, President, Chief Operating Officer and a shareholder of AGT together with Alan Wintenberg, her husband and an employee of AGT, have loaned AGT a total of $263,500 during the last three years. The loans are evidenced by promissory notes bearing interest at 10% per annum. The Wintenbergs were granted an option on their first two loans to exchange those notes payable upon demand totaling $100,000 for notes with a one year maturity and with a conversion feature entitling the Wintenbergs to convert the principal to Common Shares of AGT at a rate equal to the lowest price that shares were sold by AGT in any private placement, but in no event at a price greater than $0.15 per share; the option has not been exercised. As incentive to extend the term of the notes, the Wintenbergs received 100,000 Common Shares of AGT. The remainder of the $263,500 is made up of $50,000 loaned in November 2005, $50,000 loaned in March 2006 and $63,500 loaned in September 2006 under notes with maturity dates, respectively, of November 14, 2006, the earlier of August 31, 2006 or the receipt by AGT of investment in debt or equity of at least $500,000, and December 11,2006. The Wintenbergs also received an additional 163,500 incentive shares for making these loans and the notes have conversion terms which are the same as the notes described above with the exception of the March 2006 note which provides for a conversion rate no higher than $0.12 per share instead of $0.15 per share. The maturity dates for all of these loans were subsequently extended to July 31, 2007 and all associated incentive shares were subsequently rescinded.

Thomas W. Reddoch, former CEO, a director, and a shareholder of AGT, has loaned AGT a total of $150,000 during the last three years. The loans are evidenced by promissory notes bearing interest at 10% per annum. Mr. Reddoch was granted an option to exchange notes payable upon demand totaling $100,000 for notes with a one year maturity and with a conversion feature entitling Mr. Reddoch to convert the principal to Common Shares of AGT at a rate equal to the lowest price that shares were sold by AGT in any private placement, but in no event at a price greater than $0.15 per share; the option has not been exercised. As incentive to extend the term of the notes, Mr. Reddoch received 100,000 Common Shares of AGT, however those incentive shares were subsequently rescinded. The remainder of the $150,000 is made up of $50,000 loaned in November 2005 under a note with a maturity date of November 14, 2006. Mr. Reddoch also received a total of 50,000 incentive shares for making the loan that were subsequently rescinded and the note has conversion terms the same as the notes described above that Mr. Reddoch holds. Mr. Reddoch received 39,246 Common shares for providing loan guarantees on certain company obligations amounting to $39,245.83, however those shares were subsequently rescinded, and has the right to receive additional shares if the guarantees are not removed.

Patrick L. Martin, a director and a shareholder of AGT, has loaned AGT a total of $200,000 during the last three years. The loans are evidenced by promissory notes bearing interest at 10% per annum. Mr. Martin was granted an option to exchange the original notes payable in the amount of $100,000 upon demand for notes with a one year maturity and with a conversion feature entitling Mr. Martin to convert the principal to Common Shares of AGT at a rate equal to the lowest price that shares were sold by AGT in any private placement, but in no event at a price greater than $0.15 per share; the option has not been exercised. As incentive to extend the term of the first notes and as an inducement to make the second loan, Mr. Martin received a total of 200,000 Common Shares of AGT, however all of those incentive shares were subsequently rescinded.

AGT Directors J. Russell Mothershed and Joseph B. Byrum each loaned AGT $100,000 in July 2006. The loans are evidenced by promissory notes bearing interest at 10% per annum. At each lender’s option, amounts owed by AGT under the notes may be converted into Common Shares of AGT at a rate equal to the lowest price that shares are sold by AGT in any private placement, but in no event at a price greater than $0.12 per Share. As an incentive to make each loan, the lenders each originally received 100,000 Common Shares of AGT, however those incentive shares were subsequently rescinded.

Prior to becoming a director, an entity controlled and owned by Steven D. Harb, Gault Financial, LLC, loaned AGT $125,000. The loans are evidenced by promissory notes bearing interest at 10% per annum. The holder of the original notes payable upon demand was granted an option to exchange the demand notes for notes with a one year maturity and with a conversion feature entitling the holder to convert the principal to Common Shares of AGT at a rate equal to the lowest price that shares were sold by AGT in any private placement, but in no event at a price greater than $0.15 per share; the option has not been exercised. As incentive to extend the term of the notes, Gault Financial, LLC received 125,000 Common Shares of AGT, however those incentive shares were subsequently rescinded.

W. Scott McDonald, Chief Executive Officer of AGT, loaned AGT $75,000 in June 2006 and another $75,000 in July 2006. The loans are evidenced by promissory notes bearing interest at 10% per annum. At Mr. McDonald’s option, amounts owed by AGT under the notes may be converted into Common Shares of AGT at a rate equal to the lowest price that shares are sold by AGT in any private placement, but in no event at a price greater than $0.12 per Share. As an incentive to make each loan, Mr. McDonald received 25,000 Common Shares of AGT for a total of 50,000 Common Shares, however those incentive shares were subsequently rescinded.

The issuance of incentive shares and the conversion feature of the notes held by the related parties described above were also offered to (and accepted by) other unrelated investors in connection with AGT’s efforts to raise operating funds.

Item 13.	Exhibits.

	Exhibit Table Number	Page Number
I. Articles of Incorporation and Bylaws	3
(i) Certificate of Incorporation of Tice Technology, Inc.		±

	Exhibit Table Number	Page Number
(ii) Certificate of Amendment to Certificate of Incorporation of Tice Technology, Inc.		*
(iii) Amended and Restated Bylaws of Atmospheric Glow Technologies, Inc.		x
II. Voting Trust Agreement and Amendments	9
(i) Voting Agreement between Atmospheric Plasma Holdings, LLC (formerly Atmospheric Glow Technologies, LLC) and Patrick L. Martin		*
III. Code of Ethics	14	57
IV. Subsidiaries of the Small Business Issuer	21	*
V. Rule 13a-14(a)/15d-14(a) Certifications	31
(i) Certifications – Chief Executive Officer and Interim Chief Accounting Officer, W. Scott McDonald		59
VI. Section 1350 Certifications	32
(i) Certification – Chief Executive Officer and Interim Chief Accounting Officer, W. Scott McDonald		61
VII. Additional Exhibits
(i) Audit Committee Charter	99	x

±	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Tice Technology, Inc. that became effective August 1, 1997.
*	Previously filed as an exhibit to Form 10-KSB for the year ended March 31, 2004.
x	Previously filed as an exhibit to Form 10-KSB for the year ended March 31, 2005.
#	Previously filed as an exhibit to Form 10-K for the year ended March 31, 2000.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered for the audit of AGT’s annual financial statements for the 2007 and 2006 fiscal years and the review of the financial statements included in AGT’s Forms 10-QSB for such fiscal years by Coulter & Justus, P.C. were $61,514 and $50,339, respectively.

Audit - Related Fees

AGT did not pay Coulter & Justus, P.C. any audit-related fees during fiscal years 2007 and 2006.

Tax Fees

In fiscal years 2007 and 2006, AGT paid Coulter & Justus, P.C. $4,060 and $3,440, respectively, in fees for tax advice and planning services.

All Other Fees

Other than those fees described above, AGT paid its auditors other fees in fiscal years 2007 and 2006 of $4,977 and $0, respectively.

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

Atmospheric Glow Technologies, Inc.

By:	/s/ W. Scott McDonald	on July 16, 2007
W. Scott McDonald, Chief Executive Officer and Interim Chief Accounting Officer

/s/ Patrick L. Martin	on July 16, 2007
Patrick L. Martin, Director and Chairman of the Board

/s/ Al R. Anderson	on July 16, 2007
Al R. Anderson, Director

/s/ Joseph B. Byrum	on July 16, 2007
Joseph B. Byrum, Director

/s/ Steven D. Harb	on July 16, 2007
Steven D. Harb, Director

/s/ J. Russell Mothershed	on July 16, 2007
J. Russell Mothershed, Director

/s/ Thomas W. Reddoch	on July 16, 2007
Thomas W. Reddoch, Director