Form 10QSB
period 2007-06-30
ATMOSPHERIC GLOW TECHNOLOGIES INC
filed 2007-08-14
CIK 1020676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of each of the registrant’s classes of common stock on July 31, 2007 was 238,912,074 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

Exhibit Index at page 14.

PART I FINANCIAL INFORMATION

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Balance Sheets

	June 30, 2007	March 31, 2007 (1)
	(unaudited)
Assets
Cash and cash equivalents	$19,181	$25,421
Restricted cash	30,635	84,170
Trade receivables	102,504	222,253
Prepaid expenses	16,538	35,319

Total current assets	168,858	367,163
Property and equipment, less accumulated depreciation	411,169	446,739
Intangible assets, less accumulated amortization	563,117	587,825
Deposits	7,988	7,988

Total assets	$1,151,132	$1,409,715

Liabilities and Stockholders’ Deficit
Current portion of notes payable to related parties	$2,784,554	$2,559,845
Notes payable	282,354	494,304
Current portion of long-term debt	6,217	6,053
Current portion of capital leases	7,161	6,839
Accounts payable	591,335	631,124
Accrued expenses	499,233	589,603

Total current liabilities	4,170,854	4,287,768
Notes payable to related parties, less current portion	30,000	45,000
Long-term debt, less current portion	35,473	36,592
Capital leases, less current portion	—	1,916

Total liabilities	4,236,327	4,371,276
Stockholders’ deficit	(3,085,195)	(2,961,561)

Total liabilities and stockholders’ deficit	$1,151,132	$1,409,715

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

(1)	The March 31, 2007 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	May 1, 2000 (Inception) to June 30, 2007
	(unaudited)	(unaudited)	(unaudited)
Operating revenues:
Contract revenues earned	$466,438	$391,925	$7,810,821
Other revenues	49,809	8,776	243,805

Total operating revenues	516,247	400,701	8,054,626

Operating expenses:
Payroll and related costs	411,951	501,682	8,719,013
Laboratory expenses	49,445	103,995	2,746,328
General and administrative expenses	246,583	428,122	5,288,216
Impairment of intangible assets	—	—	752,101

Total operating expenses	707,979	1,033,799	17,505,658

Net loss	$(191,732)	$(633,098)	$(9,451,032)

Loss per share (basic and diluted):	$(0.00)	$(0.00)	$(0.04)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Statement of Stockholders’ Deficit

From May 1, 2000 (Inception) to June 30, 2007 (unaudited)

	Previous Shares	Previous Share Amount	Common Shares	Common Amount	Class B Common Shares	Class B Common Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Shares issued October 20, 2000	101,101	$116,020	—	$—	—	$—	$—	$—	$116,020
Non-Member contribution in 2000							34,730		34,730
Additional amounts received for shares previously issued		4,700							4,700
Shares redeemed in 2001	(11,200)	(13,000)							(13,000)
Shares issued in 2002	9,877	168,235							168,235
Recapitalization of Company resulting from reverse merger	(99,778)	(275,955)	210,828,848	2,108,288	750,000	7,500	705,681		2,545,514
Common stock issued in 2004			2,050,000	20,500			205,000		225,500
Common stock issued in 2005			11,253,640	112,536			1,278,728		1,391,264
Stock based compensation in 2005							290,909		290,909
Common stock issued in 2006			8,296,849	82,969			963,516		1,046,485
Net loss through March 31, 2005								(6,585,403)	(6,585,403)

Balance at March 31, 2006	—	—	232,429,337	2,324,293	750,000	7,500	3,478,564	(6,585,403)	(775,046)

Common stock, shares issued			5,882,737	58,828			285,946		344,774
Stock-based compensation							142,608		142,608
Net loss								(2,673,897)	(2,673,897)

Balance at March 31, 2007	—	—	238,312,074	2,383,121	750,000	7,500	3,907,118	(9,259,300)	(2,961,561)

Common stock, shares issued			400,000	4,000			16,000		20,000
Stock-based compensation							48,098		48,098
Net loss								(191,732)	(191,732)

Balance at June 30, 2007	—	$—	238,712,074	$2,387,121	750,000	$7,500	$3,971,216	$(9,451,032)	$(3,085,195)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Statements of Cash Flows

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	May 1, 2000 (Inception) to June 30, 2007
	(unaudited)	(unaudited)	(unaudited)
Net cash used in operating activities	$(87,883)	$(482,398)	$(6,447,680)

Investing activities
Additions to intangible assets	(2,103)	(814)	(1,652,100)
Proceeds from sale of fixed assets	15,000	—	15,000
Purchase of property and equipment	—	—	(843,002)

Net cash provided by (used in) investing activities	12,897	(814)	(2,480,102)

Finance activities
Proceeds from short term notes	233,363	298,100	7,360,426
Repayments of short term notes	(236,559)	(74,762)	(1,183,759)
Cash acquired in reverse merger	—	—	53,017
Proceeds from issuance of common stock	20,000	245,341	2,593,985
Proceeds from issuance of members’ equity	—	—	217,720
Redemption of members’ interest	—	—	(13,000)
Increase in minority interest	—	—	43,058
Principal payments on capital lease obligations	(1,593)	(5,069)	(93,849)

Net cash provided by financing activities	15,211	463,610	8,977,598

Net (decrease) increase in cash and cash equivalents	(59,775)	(19,602)	49,816
Cash and cash equivalents at beginning of period	109,591	55,150	—

Cash and cash equivalents at end of period	$49,816	$35,548	$49,816

Supplemental disclosures of cash flow information:
Cash paid for interest	$57,956	$31,445	$381,149
Members’ equity in exchange for rent	—	—	4,500
Equipment contributed by non-members	—	—	34,730
Equipment acquired with capital lease	—	—	101,011
Furniture acquired with note payable	—	—	11,600
Note payable paid with equity	—	—	111,600
Minority interest in subsidiary acquired with equity	—	—	27,310
Debt satisfied with stock			3,130,283
Net assets obtained in reverse merger	—	—	151,749
Net liabilities assumed in reverse merger	—	—	597,321

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments made are of a normal recurring nature. Operating results for the three-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

The balance sheet at March 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as of and for the period ended March 31, 2007.

Restricted Cash and Cash Equivalents - The Company has restricted cash of $30,635 and $84,170 as of June 30, 2007 and March 31, 2007, respectively. This balance is required by a government contract whereupon transfers to operations can occur as costs are incurred.

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

Accounting for Stock-Based Compensation - The Company accounts for its stock options under the recognition and measurement provisions of FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”). The Company recognized $48,098 in compensation expense under its stock option arrangements for the three month period ended June 30, 2007, with no such expense required to be recognized for the three months ended June 30, 2006.

A summary of options outstanding under the Company’s stock option arrangements as of June 30, 2007 and changes during the three month period then ended is presented below:

	Common Shares	Weighted Average Exercise Price	Stock Options Exercisable	Weighted Average Exercise Price
Under option at March 31, 2007	12,079,114		6,079,114	$0.28
Options expired	(530,023)	$3.10

Under option at June 30, 2007	11,549,091		7,549,091	$0.11

2.	Notes Payable to Related Parties, Notes Payable and Long-term Debt

During the quarter ended June 30, 2007, the Company extended the maturity date of a $200,000 unsecured loan from a third party, bearing interest at 12% per annum to June 19, 2007. As an inducement to extend the maturity date, the holder received 400,000 Common Shares of the Company. Subsequent to June 30, 2007, the holder received an additional 200,000 Common Shares to extend the maturity date to August 19, 2007.

Subsequent to June 30, 2007, the Company entered into a $50,000 promissory note with a bank which is payable in January 2008 and bears interest at the bank’s prime rate (8.25% at June 30, 2007.) The note is collateralized by equipment with a carrying value of approximately $200,000 and is secured by the personal guarantees of certain members of the Company’s board of directors. The proceeds of this note were used to retire a certain note payable which had matured during the quarter ended June 30, 2007.

Subsequent to June 30, 2007, the Company negotiated extensions on $1,987,000 of its convertible notes which had matured on July 31, 2007. The notes, including accrued interest thereon, were extended through September 30, 2007. The Company is in default on the remaining $300,000 convertible note payable for non-payment and is negotiating with the holders of the notes for similar extensions.

3.	Loss Per Share

Basic loss per share assumes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock warrants, using the treasury

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

3.	Loss Per Share (continued)

stock method of computing such effects and contingent shares, or conversion of convertible debt. As a result of the Company’s net losses, the effect of potentially dilutive convertible debt of 57,924,733 shares had an antidilutive effect. Basic and diluted loss per share are the same for all classes of the Company’s common stock (thus they are not presented separately) because they have non-cumulative dividend rights under the terms of the Certificate of Incorporation of which none were available for distribution.

Common stock equivalents were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock at June 30, 2007.

The following table sets forth the computation of basic loss per share for the three months ended June 30, 2007 and 2006, and from inception to June 30, 2007:

	Three months ended June 30,		May 1, 2000 (Inception) to June 30, 2007
	2007	2006
Loss:
Basic and diluted:
Loss available to common stockholders	$(191,732)	$(633,098)	$(9,451,032)

Shares:
Basic and diluted:
Weighted shares outstanding	239,162,074	234,401,649	228,925,233

Loss per share	$(0.00)	$(0.00)	$(0.04)

Weighted average Common Shares outstanding for the period from May 1, 2000 (inception) to June 30, 2007, are retroactively computed to reflect the capital structure of the Company after the reverse merger.

4.	Continuing Operations

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company had losses of $191,732, $633,098 and $9,451,032 in the quarters ended June 30, 2007 and 2006, and inception to date, respectively. Additionally, the Company has suffered negative cash flows from operations of $87,883 for the three months ended June 30, 2007 and $6,447,680 since inception and also has a net capital deficiency of approximately $3,085,000 as of June 30, 2007. The Company is also in default on certain of its loan obligations and is currently negotiating with those lenders to secure extensions or other remedies. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The Company has implemented certain cost-saving measures which provide for decreased labor costs through employee attrition and layoffs in addition to salary and benefit reductions for existing employees. The Company has also reduced its leased facility by approximately 30% and expects to realize further savings through the elimination of certain incidental services currently provided by third parties.

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

4.	Continuing Operations (continued)

Management realizes the Company must reach profitable operations and generate additional funds in order to continue as a going concern. The Company is aggressively pursuing additional capital and is continuing to explore business development opportunities. Absent additional capital, management may further reduce commercialization efforts and focus on existing revenue generated from research and development contracts.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

AGT is a development stage enterprise currently dependent upon capital raised mainly through private placements and debt. AGT’s net loss was $191,732 for the three months ended June 30, 2007 and the Company has experienced cumulative losses of $9,451,032 since inception of the business on May 1, 2000. Current revenues consist substantially of research and development contracts related to potential applications of the patented OAUGDP® technology. Annualized revenues from these contracts increased approximately 19% this year from the previous year. However, as with other development stage enterprises, contract revenues do not cover all of the Company’s costs, specifically the additional personnel needed to advance the technology further toward the product stage. While total revenues increased 28.8%, expenses were actually reduced by approximately 31.5% in the current quarter compared to the same quarter in 2006, mainly due to implementation of a number of cost reduction initiatives by the Company.

Results of Operations

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

The Company decreased its net loss by 69.7%, as AGT incurred a net loss of $191,732 for the quarter ended June 30, 2007 compared to a net loss of $633,098 for the quarter ended June 30, 2006. AGT revenues increased by 28.8% mainly due to an increase in funds from government research and development contracts, resulting from additional successful efforts to obtain additional revenues from these sources, while at the same time, operating expenses decreased 31.5% primarily due to implementation of a number of cost reduction initiatives by the Company including decreased personnel levels, less outsourced services and lower legal and professional fees due to reduced equity sales and success fee-only arrangements with potential funding sources.

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

At June 30, 2007, AGT had $49,816 in cash and cash equivalents, $30,635 of which is restricted for use on one contract. The goal of the Company’s current fundraising efforts is to raise an additional $1 to 2 million for operations. AGT is working with a number of investment groups to obtain such financing, utilizing non-exclusive, contingent fee-only provisions. Such future funds if obtained, coupled with anticipated contract revenues, should provide sufficient capital to continue through the next fiscal year. Failure to obtain new funding would have a material adverse effect on AGT’s liquidity and viability.

During the quarter ending June 30, 2007, and in line with its cost reduction efforts, AGT released 4,000 square feet of its leasehold to another party, with part of this transaction including the sale of some furniture and cubicles for $15,000. Subsequent to the quarter ended June 30, 2007, the Company obtained a $50,000 note from a financial institution, payable on January 9, 2008, bearing interest at prime rate (8.25% at June 30, 2007), secured by guarantees of four board members and collateralized by certain equipment with a carrying value of approximately $200,000. The entire proceeds from this note were used to payoff another note with another financial institution that expired during the quarter ended June 30, 2007. There have been no other recent borrowings or other new cash inflows with the exception of the receipt of accounts receivable.

Expenditures for fiscal year 2008, specifically payroll and related costs, are expected to decrease an additional 10% to 15% due to the significant cost reduction efforts already undertaken. The objective for plasma-related operations is to be self-sustaining (i.e., cash flow neutral) until such time as the technology may be profitably commercialized.

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

In addition to the plasma technology-related opportunities, management has been aggressively pursuing a number of complementary business opportunities to add significant revenue and profitability. As of the date of this filing, none of these specific alternatives are imminent and it is too early to predict the outcome from these efforts.

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

Alternative Business Opportunities. In addition to future revenue opportunities related to its plasma technology, management has been aggressively pursuing a number of complementary business opportunities to add significant revenue and profitability. As of the date of this filing, none of these specific alternatives are imminent and it is too early to predict the outcome from these efforts.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, who is also the Company’s interim Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures as of June 30, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2007 were effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting or in other factors identified in connection with the evaluation described above that occurred during the Company’s fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, during the Company’s fiscal quarter ended June 30, 2007, the Company’s Chief Accounting Officer left AGT to pursue other career opportunities and a replacement has not yet been made. The former Chief Accounting Officer has assisted in transitioning her related responsibilities on an interim basis to the Chief Executive Officer.

PART II OTHER INFORMATION

Item 3.	Defaults Upon Senior Securities.

AGT is in default on a convertible promissory note having a principal balance of $300,000 and unpaid, accrued interest in the amount of $12,500 as of the loan’s maturity date of July 31, 2007. The Company is continuing to negotiate with the lender to extend the maturity date on the note until September 30, 2007.

Item 6.	Exhibits.

	Exhibit Table Number	Page Number
I. Articles of Incorporation and Bylaws	3
(i) Certificate of Incorporation of Tice Technology, Inc.		±
(ii) Certificate of Amendment to Certificate of Incorporation of Tice Technology, Inc. (now Atmospheric Glow Technologies, Inc.)		*
(iii) Amended and Restated Bylaws of Atmospheric Glow Technologies, Inc.		x
II. Instruments Defining Rights of Security Holders	4
(i) Common Stock Purchase Warrant		#
III. Material Contracts	10
(i) 2006 Equity Incentive Plan of Atmospheric Glow Technologies, Inc.		#
(ii) Employment Agreement - W. Scott McDonald and Atmospheric Glow Technologies, Inc.		#
(iii) Stock Option Agreement - W. Scott McDonald and Atmospheric Glow Technologies, Inc.		#

	Exhibit Table Number	Page Number
(iv) Severance Agreement - W. Scott McDonald and Atmospheric Glow Technologies, Inc.		#
IV. Rule 13a-14(a)/15d-14(a) Certifications	31
(i) Certifications – Chief Executive Officer and interim Chief Accounting Officer, W. Scott McDonald		17
V. Section 1350 Certifications	32
(i) Certification – Chief Executive Officer and interim Chief Accounting Officer, W. Scott McDonald		19
VI. Additional Exhibits	99
(i) Audit Committee Charter		x

±	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Tice Technology, Inc. that became effective August 1, 1997.
*	Previously filed as an exhibit to Form 10-KSB for the year ended March 31, 2004.
x	Previously filed as an exhibit to Form 10-KSB for the year ended March 31, 2005.
#	Previously filed as an exhibit to Form 10-QSB for the quarter ended June 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atmospheric Glow Technologies, Inc.

By:	/s/ W. Scott McDonald
W. Scott McDonald,
Chief Executive Officer and Interim Chief Accounting Officer

Date:	August 13, 2007