Form 10QSB
period 2007-09-30
ATMOSPHERIC GLOW TECHNOLOGIES INC
filed 2007-11-13
CIK 1020676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Atmospheric Glow Technologies, Inc.
(Exact name of registrant as specified in charter)

Delaware	333-11591	62-1647888
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

924 Corridor Park Boulevard, Knoxville, Tennessee 37932
(Address of principal executive offices)

(865) 777-3776
(Registrant’s Telephone Number, including Area Code)

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

Yes ☐  No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock on November 9, 2007 was 238,912,074 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

Transitional Small Business Disclosure Format: Yes ☐  No  ☒

Exhibit Index at page 14

PART I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements
Condensed Consolidated Balance Sheets -- As of September 30, 2007 and March 31, 2007	3
Condensed Consolidated Statements of Operations -- For the Three and Six Months Ended September 30, 2007 and 2006, and May 1, 2000 (Inception) to September 30, 2007	4
Condensed Consolidated Statement of Changes in Stockholders’ Equity from May 1, 2000 (Inception) to September 30, 2007	5
Condensed Consolidated Statements of Cash Flows -- For the Six Months Ended September 30, 2007 and 2006, and May 1, 2000 (Inception) to September 30, 2007	6
Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis or Plan of Operations	10
Item 3. Controls and Procedures	13

PART II OTHER INFORMATION

Item 3. Defaults Upon Senior Securities	14
Item 6. Exhibits	14

SIGNATURES	15
CERTIFICATIONS	16

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2007	2007 (1)
	(unaudited)
Assets
Cash and cash equivalents	$25,448	$25,421
Restricted cash	79,313	84,170
Trade receivables	104,514	222,253
Prepaid expenses	38,087	35,319
Total current assets	247,362	367,163
Property and equipment, less accumulated depreciation	388,929	446,739
Intangible assets, less accumulated amortization	539,875	587,825
Deposits	7,988	7,988
Total assets	$1,184,154	$1,409,715

Liabilities and Stockholders’ Deficit
Current portion of notes payable to related parties	$2,951,040	$2,559,845
Notes payable	320,359	494,304
Current portion of long-term debt	6,386	6,053
Current portion of capital leases	5,493	6,839
Accounts payable	630,525	631,124
Accrued expenses	488,998	589,603
Total current liabilities	4,402,801	4,287,768
Notes payable to related parties, less current portion	--	45,000
Long-term debt, less current portion	34,271	36,592
Capital leases, less current portion	--	1,916
Total liabilities	4,437,072	4,371,276
Stockholders’ deficit	(3,252,918)	(2,961,561)
Total liabilities and stockholders’ deficit	$1,184,154	$1,409,715

(1)

The March 31, 2007 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Six Months Ended September 30,		May 1, 2000 (Inception) to September 30,
	2007	2006	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating revenues:
Contract revenues earned	$465,558	$400,650	$931,996	$792,575	$8,276,379
Other revenues	26,105	6,102	75,914	14,878	269,910
Total operating revenues	491,663	406,752	1,007,910	807,453	8,546,289
Operating expenses:
Payroll and related costs	308,321	648,408	720,272	1,150,090	9,027,334
Laboratory expenses	51,266	137,493	100,711	241,488	2,797,594
General and administrative expenses	305,799	557,626	552,382	985,748	5,594,015
Impairment of intangible assets	--	--	--	--	752,101
Total operating expenses	665,386	1,343,527	1,373,365	2,377,326	18,171,044
Net loss	$(173,723)	$(936,775)	$(365,455)	$(1,569,873)	$(9,624,755)

Loss per share (basic and diluted):	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.04)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Statement of Stockholders’ Deficit

From May 1, 2000 (Inception) to September 30, 2007 (unaudited)

	Previous Shares	Previous Share Amount	Common Shares	Common Amount	Class B Common Shares	Class B Common Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Shares issued October 20, 2000	101,101	$116,020	-	$-	-	$-	$-	$-	$116,020
Non-Member contribution in 2000							34,730		34,730
Additional amounts received for shares previously issued		4,700							4,700
Shares redeemed in 2001	(11,200)	(13,000)							(13,000)
Shares issued in 2002	9,877	168,235							168,235
Recapitalization of Company resulting from reverse merger	(99,778)	(275,955)	210,828,848	2,108,288	750,000	7,500	705,681		2,545,514
Common stock issued in 2004			2,050,000	20,500			205,000		225,500
Common stock issued in 2005			11,253,640	112,536			1,278,728		1,391,264
Stock based compensation in 2005							290,909		290,909
Common stock issued in 2006			8,296,849	82,969			963,516		1,046,485
Net loss through March 31, 2005								(6,585,403)	(6,585,403)

Balance at March 31, 2006	-	-	232,429,337	2,324,293	750,000	7,500	3,478,564	(6,585,403)	(775,046)
Common stock, shares issued			5,882,737	58,828			285,946		344,774
Stock-based compensation							142,608		142,608
Net loss								(2,673,897)	(2,673,897)

Balance at March 31, 2007	-	-	238,312,074	2,383,121	750,000	7,500	3,907,118	(9,259,300)	(2,961,561)
Common stock, shares issued			600,000	6,000			20,000		26,000
Stock-based compensation							48,098		48,098
Net loss								(365,455)	(365,455)

Balance at September 30, 2007	-	$-	238,912,074	$2,389,121	750,000	$7,500	$3,975,216	$(9,624,755)	$(3,252,918)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
Condensed Consolidated Statements of Cash Flows

	Six Months Ended September 30, 2007	Six Months Ended September 30, 2006	May 1, 2000 (Inception) to September 30, 2007
	(unaudited)	(unaudited)	(unaudited)
Net cash provided by (used in) operating activities	$2,729	$(1,017,160)	$(6,357,068)
Investing activities
Additions to intangible assets	(5,672)	(6,511)	(1,655,669)
Proceeds from sale of fixed assets	15,000	-	15,000
Purchase of property and equipment		(674)	(843,002)
Net cash provided by (used in) investing activities	9,328	(7,185)	(2,483,671)
Finance activities
Proceeds from short term notes	87,963	922,700	7,215,026
Repayments of short term notes	(101,588)	(218,184)	(1,048,788)
Cash acquired in reverse merger	-	-	53,017
Proceeds from issuance of common stock	-	358,499	2,573,985
Proceeds from issuance of members’ equity	-	-	217,720
Redemption of members’ interest	-	-	(13,000)
Increase in minority interest	-	-	43,058
Principal payments on capital lease obligations	(3,262)	(10,295)	(95,518)
Net cash (used in) provided by financing activities	(16,887)	1,052,720	8,945,500
Net (decrease) increase in cash and cash equivalents	(4,830)	28,375	104,761
Cash and cash equivalents at beginning of period	109,591	55,150	-
Cash and cash equivalents at end of period	$104,761	$83,525	$104,761
Supplemental disclosures of cash flow information:
Cash paid for interest	35,496	65,179	358,689
Members’ equity in exchange for rent	-	-	4,500
Equipment contributed by non-members	-	-	34,730
Equipment acquired with capital lease	-	-	101,011
Furniture acquired with note payable	-	-	11,600
Note payable paid with equity	-	-	111,600
Minority interest in subsidiary acquired with equity	-	-	27,310
Debt satisfied with stock	-	-	3,130,283
Net assets obtained in reverse merger	-	-	151,749
Net liabilities assumed in reverse merger	-	-	597,321

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All adjustments made are of a normal recurring nature.  Operating results for the three-month and six-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

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

Restricted Cash and Cash Equivalents - The Company has restricted cash of $79,313 and $84,170 as of September 30, 2007 and March 31, 2007, respectively.  This balance is required by a government contract whereupon transfers to operations can occur as costs are incurred.

Revenue and Cost Recognition - Revenues from research contracts and grants are recognized as costs are incurred under a percentage of completion method. Contract costs include direct materials, labor, subcontract costs and allocated indirect costs such as indirect labor costs, occupancy costs and other general overhead.  General and administrative costs are charged to expense as incurred.

Accounting for Stock-Based Compensation - The Company accounts for its stock options under the recognition and measurement provisions of FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”).   The Company recognized $48,098 in compensation expense under its stock option arrangements for the six month period ended September 30, 2007, with no such expense required to be recognized for the six months ended September 30, 2006.

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

1.

Summary of Significant Accounting Policies and Other Disclosures (continued)

A summary of options outstanding under the Company’s stock option arrangements as of September 30, 2007 and changes during the six month period then ended is presented below:

	Common Shares	Weighted Average of Exercise Price	Stock Options Exercisable	Weighted Average of Exercise Price
Under option at March 31, 2007	12,079,114		6,079,114	$0.28
Options expired	(1,564,114)	$1.12
Under option at September 30, 2007	10,515,000		6,515,000	$0.11

2.

Notes Payable to Related Parties, Notes Payable and Long-term Debt

During the quarter ended September 30, 2007, the Company extended the maturity date of a $200,000 unsecured loan from a shareholder, bearing interest at 12% per annum to August 19, 2007.  As an inducement to extend the maturity date, the holder received 200,000 Common shares of the Company.  At September 30, 2007, the Company is again in default for non-payment and is working with the holder of the note for a similar extension.

During the quarter ended September 30, 2007, the Company entered into a $50,217 promissory note with a bank which is payable in January 2008 and bears interest at the bank’s prime rate (7.75% at September 30, 2007).  The note is collateralized by equipment with a carrying value of approximately $200,000 and is secured by the personal guarantees of certain members of the Company’s board of directors.  The proceeds of this note were used to retire a certain note payable.

During the quarter ended September 30, 2007, the Company also financed certain insurance premiums through the issuance of a $35,754 note payable in twelve monthly installments bearing interest at 8.5% per annum.

Also during the quarter ended September 30, 2007, the Company negotiated extensions on certain of its maturing notes payable.  Notes totaling $1,798,986, including accrued interest thereon, were extended through November 30, 2007 while other notes totaling $734,223, including interest thereon, were extended through December 31, 2007.  For the six months ended September 30, 2007, interest totaling $183,887 has been paid through the issuance of new debt.

The Company has not yet received confirmation of an extended maturity date on one other $208,333 convertible note payable and is therefore in default for non-payment.  AGT is negotiating with the holder of that note to obtain his approval for an extension similar to those reached with the majority of its other note holders.

3.

Loss Per Share

Basic loss per share assumes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock warrants, using the treasury stock method of computing such effects and contingent shares, or conversion of convertible debt.  As a result of the Company’s net losses, the effect of potentially dilutive convertible debt of 44,760,725 shares had an antidilutive effect.  Basic and diluted loss per share are the same for all classes of the Company’s common stock (thus they are not presented separately) because they have non-cumulative dividend rights under the terms of the Certificate of Incorporation of which none were available for distribution.

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

3.

Loss Per Share (Continued)

Common stock equivalents were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock at September 30, 2007.

The following table sets forth the computation of basic loss per share for the three and six months ended September 30, 2007 and 2006, and from inception to September 30, 2007:

	Three months ended September 30,		Six months ended September 30,		May 1, 2000 (Inception) to September 30,
	2007	2006	2007	2006	2007
Loss:
Basic and diluted:
Loss available to common shareholders	$(173,723)	$(936,775)	$(365,455)	$(1,569,873)	$(9,624,755)
Shares:
Basic and diluted:
Weighted shares outstanding	239,612,074	236,365,614	239,376,360	235,371,495	229,657,290
Loss per share	$0.00	$0.00	$0.00	$(0.01)	$(0.04)

Weighted average Common Shares outstanding for the period from May 1, 2000 (inception) to September 30, 2007, are retroactively computed to reflect the capital structure of the Company after the reverse merger.

4.

Continuing Operations

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the financial statements, the Company had losses of $365,455, $1,569,873 and $9,624,755 in the six months ended September 30, 2007 and 2006, and inception to date, respectively. Additionally, the Company has suffered negative cash flows from operations of $6,357,068 since inception and also has a net capital deficiency of approximately $3,253,000 as of September 30, 2007.  The Company is also in default on certain of its loan obligations and is currently negotiating with those lenders to secure extensions or other remedies.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The Company has implemented certain cost-saving measures which provide for decreased labor costs through employee attrition and layoffs in addition to salary and benefit reductions for existing employees.  The Company has also reduced its leased facility by approximately 30% and expects to realize further savings through the elimination of certain incidental services previously provided by third parties.

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

ITEM 2.

MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

AGT is a development stage enterprise with a management team that has been working to reduce the Company’s dependence on capital raised mainly through debt and sale of equity through private placement by better aligning current expenses with revenues.  As a result, AGT’s net loss was decreased by 77% (to $365,455) for the six months ended September 30, 2007 as compared to the same period last year.  The Company has experienced cumulative losses of $9,624,755 since inception of the business on May 1, 2000 with current revenues consisting substantially of research and development contracts related to potential applications of the patented OAUGDP® technology.  Annualized revenues from these contracts increased approximately 18% thus far this fiscal year compared to the same period last year.  Although small in comparison to government-funded R&D contracts, revenues from product sales and commercial contracts increased by approximately four times to now represent 7.5% of overall sales.  While total revenues increased 25%, expenses were actually reduced by 42% in the first six months compared to the same period in 2006, mainly due to implementation of a number of cost reduction initiatives undertaken by the Company.

Results of Operations

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

The Company decreased its net loss by 81%, as AGT incurred a net loss of $173,723 for the quarter ended September 30, 2007 compared to a net loss of $936,775 for the quarter ended September 30, 2006.  AGT revenues increased by 21% mainly due to an increase in funds from government research and development contracts, resulting from successful efforts to obtain additional revenues from these sources.  During the same period, operating expenses were 50% lower than the same quarter last fiscal year as payroll and related costs, laboratory expenses and general and administrative expenses were significantly reduced to better align with company revenues and the positive effects of numerous cost reduction initiatives undertaken by the Company were realized.

Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006

AGT incurred a net loss of $365,455 for the six months ended September 30, 2007, compared to a net loss of $1,569,873 for the six months ended September 30, 2006 for a decrease in net loss of $1,204,418 or 77%.  Company revenues increased by 25% mainly due to increased focus and efforts on federal government research and development contracts.  Even as revenue increased, operating expenses were reduced by 42% as the impact from numerous cost reduction initiatives was realized.

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

At September 30, 2007, AGT had $104,761 in cash and cash equivalents, $79,313 of which is restricted for use on one contract.  The goal of the Company’s current fundraising efforts is to raise an additional $1 to 2 million for operations.  AGT is working with a number of investment groups and prospective strategic partners to obtain such financing, utilizing non-exclusive, contingent fee-only provisions.  Such future funds if obtained, coupled with anticipated contract revenues, should provide sufficient capital to continue through the next fiscal year.  Failure to obtain new funding would have a material adverse effect on AGT’s liquidity and viability.

During the six months ending September 30, 2007, and in line with its cost reduction efforts, AGT released 4,000 square feet its leasehold to another party, with part of this transaction including the sale of some furniture and cubicles for $15,000.  During this same six month period ended September 30, 2007, the Company obtained a $50,000 note from a financial institution, payable on January 9, 2008, bearing interest at prime rate (7.75% at September 30, 2007), secured by guarantees of four board members and collateralized by certain equipment with a carrying value of approximately $200,000.  The entire proceeds from this note were used to pay off another note with another financial institution that expired during the quarter ended June 30, 2007.  There have been no other recent borrowings or other new cash inflows with the exception of the receipt of accounts receivable.

Expenditures for fiscal year 2008 compared to fiscal year 2007 are expected to decrease an additional 10% to 15% as a result of the significant cost reduction efforts already undertaken.  The objective for plasma-related operations is to be self-sustaining (i.e., cash flow neutral) until such time as the technology may be profitably commercialized.

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

ITEM 3.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, who is also the Company’s interim Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures as of September 30, 2007.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.  Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2007 were effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting or in other factors identified in connection with the evaluation described above that occurred during the Company’s fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, during the Company’s fiscal quarter ended June 30, 2007, the Company’s Chief Accounting Officer left AGT to pursue other career opportunities and a replacement has not yet been made.  The former Chief Accounting Officer has assisted in transitioning her related responsibilities on an interim basis to the Chief Executive Officer.

PART II.  OTHER INFORMATION

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended September 30, 2007, the Company extended the maturity date of a $200,000 unsecured loan from a shareholder, bearing interest at 12% per annum to August 19, 2007.  As an inducement to extend the maturity date, the holder received 200,000 Common shares of the Company.  At September 30, 2007, the Company is again in default for non-payment in the amount of $206,867 including accrued interest, and is working with the holder of the note for a similar extension.

The Company has not yet received confirmation of an extended maturity date on one other $208,333 convertible note payable, bearing interest at 10% per annum, and is therefore in default for non-payment.  The total amount owed under the note with accrued interest is $211,806.  AGT is negotiating with the holder of that note to obtain his approval for an extension similar to those reached with the majority of its other note holders.

ITEM 6.

EXHIBITS.

	Exhibit Table Number	Page Number
I. Articles of Incorporation and Bylaws	3
(i) Certificate of Incorporation of Tice Technology, Inc.		±
(ii) Certificate of Amendment to Certificate of Incorporation of Tice Technology, Inc. (now Atmospheric Glow Technologies, Inc.)		*
(ii) Amended and Restated Bylaws of Atmospheric Glow Technologies, Inc.		x
II. Instruments Defining Rights of Security Holders	4
(i) Common Stock Purchase Warrant		#
III. Material Contracts	10
(i) 2006 Equity Incentive Plan of Atmospheric Glow Technologies, Inc.		#
(ii) Employment Agreement - W. Scott McDonald and Atmospheric Glow Technologies, Inc.		#
(iii) Stock Option Agreement - W. Scott McDonald and Atmospheric Glow Technologies, Inc.		#
(iv) Severance Agreement - W. Scott McDonald and Atmospheric Glow Technologies, Inc.		#
IV. Rule 13a-14(a)/15d-14(a) Certifications	31
(i) Certifications – Chief Executive Officer and interim Chief Accounting Officer, W. Scott McDonald		16
V. Section 1350 Certifications	32
(i) Certification –Chief Executive Officer and interim Chief Accounting Officer, W. Scott McDonald		17
VI. Additional Exhibits	99
(i) Audit Committee Charter		x

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

Date: November 13, 2007		Atmospheric Glow Technologies, Inc.

	By:	/s/ W. Scott McDonald
W. Scott McDonald
Chief Executive Officer and Interim Chief Accounting Officer