Form 10QSB
period 2007-12-31
ATMOSPHERIC GLOW TECHNOLOGIES INC
filed 2008-02-13
CIK 1020676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington,  D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

The number of shares outstanding of each of the registrant’s classes of common stock on January 10, 2008 was 239,512,074 Common Shares, 750,000 Class B Common Shares and 0 Class D Common Shares.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Exhibit Index on page 14

		Page
	PART I FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets -- As of December 31, 2007 and March 31, 2007	3
	Condensed Consolidated Statements of Operations -- For the Three and Nine Months Ended December 31, 2007 and 2006, and May 1, 2000 (Inception) to December 31, 2007	4
	Condensed Consolidated Statement of Stockholders’ Deficit from May 1, 2000 (Inception) to December 31, 2007	5
	Condensed Consolidated Statements of Cash Flows -- For the Nine Months Ended December 31, 2007 and 2006, and May 1, 2000 (Inception) to December 31, 2007	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis or Plan of Operations	10
Item 3.	Controls and Procedures	13

	PART II OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 6.	Exhibits	14

SIGNATURES		15

CERTIFICATIONS		16

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2007	2007 (1)
	(unaudited)
Assets
Cash and cash equivalents	$41,574	$25,421
Restricted cash	29,728	84,170
Trade receivables	38,832	222,253
Prepaid expenses	29,478	35,319
Total current assets	139,612	367,163
Property and equipment, less accumulated depreciation	366,226	446,739
Intangible assets, less accumulated amortization	519,518	587,825
Deposits	7,988	7,988
Total assets	$1,033,344	$1,409,715
Liabilities and Stockholders’ Deficit
Current portion of notes payable to related parties	$2,981,266	$2,559,845
Notes payable	316,942	494,304
Current portion of long-term debt	6,559	6,053
Current portion of capital leases	3,746	6,839
Accounts payable	626,633	631,124
Accrued expenses	428,418	589,603
Current portion of deferred revenue	34,000	--
Total current liabilities	4,397,564	4,287,768
Notes payable to related parties, less current portion	--	45,000
Long-term debt, less current portion	32,885	36,592
Capital leases, less current portion	--	1,916
Deferred revenue, less current portion	129,000	--
Total liabilities	4,559,449	4,371,276
Stockholders’ deficit	(3,526,105)	(2,961,561)
Total liabilities and stockholders’ deficit	$1,033,344	$1,409,715

(1)

The March 31, 2007 Condensed Consolidated Balance Sheet was derived from the audited balance sheet for the year then ended.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
Condensed Consolidated Statements of Operations

	Three Months Ended December 31,		Nine Months Ended December 31,		May 1, 2000 (Inception) to December 31,
	2007	2006	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating revenues:
Contract revenues earned	$282,271	$412,889	$1,214,267	$1,205,464	$8,558,650
Other revenues	39,670	21,296	115,584	36,174	309,580
Total operating revenues	321,941	434,185	1,329,851	1,241,638	8,868,230
Operating expenses:
Payroll and related costs	275,165	464,603	995,437	1,614,693	9,302,499
Laboratory expenses	100,772	56,511	201,483	297,999	2,898,366
General and administrative expenses	231,191	73,470	783,573	1,059,218	5,825,206
Impairment of intangible assets	--	--	--	--	752,101
Total operating expenses	607,128	594,584	1,980,493	2,971,910	18,778,172
Net loss	$(285,187)	$(160,399)	$(650,642)	$(1,730,272)	$(9,909,942)
Loss per share (basic and diluted):	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.04)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Statement of Stockholders’ Deficit

From May 1, 2000 (Inception) to December 31, 2007 (unaudited)

	Previous Shares	Previous Share Amount	Common Shares	Common Amount	Class B Common Shares	Class B Common Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Shares issued October 20, 2000	101,101	$116,020	-	$-	-	$-	$-	$-	$116,020
Non-Member contribution in 2000							34,730		34,730
Additional amounts received for shares previously issued		4,700							4,700
Shares redeemed in 2001	(11,200)	(13,000)							(13,000)
Shares issued in 2002	9,877	168,235							168,235
Recapitalization of Company resulting from reverse merger	(99,778)	(275,955)	210,828,848	2,108,288	750,000	7,500	705,681		2,545,514
Common stock issued in 2004			2,050,000	20,500			205,000		225,500
Common stock issued in 2005			11,253,640	112,536			1,278,728		1,391,264
Stock based compensation in 2005							290,909		290,909
Common stock issued in 2006			8,296,849	82,969			963,516		1,046,485
Net loss through March 31, 2005								(6,585,403)	(6,585,403)
Balance at March 31, 2006	-	-	232,429,337	2,324,293	750,000	7,500	3,478,564	(6,585,403)	(775,046)
Common stock, shares issued			5,882,737	58,828			285,946		344,774
Stock-based compensation							142,608		142,608
Net loss								(2,673,897)	(2,673,897)
Balance at March 31, 2007	-	-	238,312,074	2,383,121	750,000	7,500	3,907,118	(9,259,300)	(2,961,561)
Common stock, shares issued			1,200,000	12,000			26,000		38,000
Stock-based compensation							48,098		48,098
Net loss								(650,642)	(650,642)
Balance at December 31, 2007	-	$-	239,512,074	$2,395,121	750,000	$7,500	$3,981,216	$(9,909,942)	$(3,526,105)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ATMOSPHERIC GLOW TECHNOLOGIES, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended December 31, 2007	Nine Months Ended December 31, 2006	May 1, 2000 (Inception) to December 31, 2007
	(unaudited)	(unaudited)	(unaudited)
Net cash provided by (used in) operating activities	$7,383	$(1,342,336)	$(6,352,414)
Investing activities
Additions to intangible assets	(12,126)	(11,032)	(1,662,123)
Proceeds from sale of fixed assets	15,000	-	15,000
Purchase of property and equipment	-	(674)	(843,002)
Net cash provided by (used in) investing activities	2,874	(11,706)	(2,490,125)
Finance activities
Proceeds from short term notes	88,762	1,170,626	7,215,825
Repayments of short term notes	(132,299)	(258,743)	(1,079,499)
Cash acquired in reverse merger	-	-	53,017
Proceeds from issuance of common stock	-	409,025	2,573,985
Proceeds from issuance of members’ equity	-	-	217,720
Redemption of members’ interest	-	-	(13,000)
Increase in minority interest	-	-	43,058
Principal payments on capital lease obligations	(5,009)	(14,361)	(97,265)
Net cash (used in) provided by financing activities	(48,546)	1,306,547	8,913,841
Net (decrease) increase in cash and cash equivalents	(38,289)	(47,495)	71,302
Cash and cash equivalents at beginning of period	109,591	55,150	-
Cash and cash equivalents at end of period	$71,302	$7,655	$71,302
Supplemental disclosures of cash flow information:
Cash paid for interest	$50,322	$118,883	$373,515
Members’ equity in exchange for rent	-	-	4,500
Equipment contributed by non-members	-	-	34,730
Equipment acquired with capital lease	-	-	101,011
Furniture acquired with note payable	-	-	11,600
Note payable paid with equity	-	-	111,600
Minority interest in subsidiary acquired with equity	-	-	27,310
Debt satisfied with stock	-	-	3,130,283
Net assets obtained in reverse merger	-	-	151,749
Net liabilities assumed in reverse merger	-	-	597,321

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All adjustments made are of a normal recurring nature.  Operating results for the three-month and nine-month periods ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

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

Restricted Cash and Cash Equivalents - The Company has restricted cash of $29,728 and $84,170 as of December 31, 2007 and March 31, 2007, respectively.  This balance is required by a government contract whereupon transfers to operations can occur as costs are incurred.

Revenue and Cost Recognition - Revenues from research contracts and grants are recognized as costs are incurred under a percentage of completion method. Contract costs include direct materials, labor, subcontract costs and allocated indirect costs such as indirect labor costs, occupancy costs and other general overhead.  General and administrative costs are charged to expense as incurred.

Accounting for Stock-Based Compensation - The Company accounts for its stock options under the recognition and measurement provisions of FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”).   The Company recognized $48,098 and $108,074 in compensation expense under its stock option arrangements for the nine month periods ended December 31, 2007 and 2006, respectively.

A summary of options outstanding under the Company’s stock option arrangements as of December 31, 2007 and changes during the nine month period then ended is presented below:

	Common Shares	Weighted Average of Exercise Price	Stock Options Exercisable	Weighted Average of Exercise Price
Under option at March 31, 2007	12,079,114		6,079,114	$0.28
Options expired	(1,809,114)	$0.99
Under option at December 31, 2007	10,270,000		6,270,000	$0.11

2.

Notes Payable to Related Parties, Notes Payable and Long-term Debt

During the three months ended December 31, 2007, the Company renegotiated a loan with a shareholder which was previously in default.  The restructured note payable is non-interest bearing and provides for monthly payments $5,000 through March 2008; $10,000 from April through June 2008; $15,000 from July through November 2008 with the remaining balance due in December 2008.  In consideration of this modification, the Company issued 600,000 shares of Common Stock to the note holder. (The Company also issued an additional 600,000 shares of Common Stock to this note holder during the nine months ended December 31, 2007 for related note extensions previous to this modification.)  The Company recognized a gain on the restructuring of this note of $4,600 which is reflected in the accompanying condensed consolidated financial statements.  The restructured note is recorded at its net present value of $178,390 as of December 31, 2007.

Also during the quarter ended December 31, 2007, the Company negotiated extensions on certain of its maturing notes payable.  Notes totaling $1,319,552 including accrued interest thereon, were extended through May 31, 2008 while other notes totaling $1,215,379 including interest thereon, were extended through June 30, 2008.  For the nine months ended December 31, 2007, interest totaling approximately $256,000 has been paid through the issuance of new debt.

Subsequent to December 31, 2007, the Company extended the maturity date to July 2008 for its $50,271 promissory note with a bank bearing interest at the bank’s prime rate (7.25% at December 31, 2007 and 6.0% effective January 31, 2008).  The note is collateralized by equipment with a carrying value of approximately $200,000 and is secured by the personal guarantees of certain members of the Company’s board of directors.

3.

Loss Per Share

Basic loss per share assumes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock warrants, using the treasury stock method of computing such effects and contingent shares, or conversion of convertible debt.  As a result of the Company’s net losses, the effect of potentially dilutive convertible debt of 92,029,400 shares had an antidilutive effect.  Basic and diluted loss per share are the same for all classes of the Company’s common stock (thus they are not presented separately) because they have non-cumulative dividend rights under the terms of the Certificate of Incorporation of which none were available for distribution.

Common stock equivalents were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock at December 31, 2007.

The following table sets forth the computation of basic loss per share for the three and nine months ended December 31, 2007 and 2006, and from inception to December 31, 2007:

	Three months ended December 31,		Nine months ended December 31,		May 1, 2000 (Inception) to December 31,
	2007	2006	2007	2006	2007
Loss:
Basic and diluted:
Loss available to common shareholders	$(285,187)	$(160,399)	$(650,642)	$(1,730,272)	$(9,909,942)
Shares:
Basic and diluted:
Weighted shares outstanding	239,812,074	237,773,803	239,522,074	236,156,372	230,308,659
Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.04)

Weighted average Common Shares outstanding for the period from May 1, 2000 (inception) to December 31, 2007, are retroactively computed to reflect the capital structure of the Company after the reverse merger.

4.

Sub-Licensing Agreement

In November 2007, the Company entered into a sublicensing agreement whereby the licensee is allowed a five year renewable sub-license for exclusive use of certain licensed and wholly-owned technology. The agreement provides for an initial payment of $200,000 plus royalties of 3% of net sales with a minimum royalty payment of $50,000 annually.  For the nine months ended December 31, 2007, the Company had revenues of $37,000 related to this agreement.

5.

Continuing Operations

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the financial statements, the Company had losses of $650,642, $1,730,272 and $9,909,942 in the nine months ended December 31, 2007 and 2006, and inception to date, respectively. Additionally, the Company has suffered negative cash flows from operations of $6,352,414 since inception and also has a net capital deficiency of approximately $3,526,000 as of December 31, 2007.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The Company has implemented certain cost-saving measures which provide for decreased labor costs through employee attrition and layoffs in addition to salary and benefit reductions for existing employees.  The Company has also reduced its leased facility by approximately 30% and has realized further savings through the elimination of certain incidental services previously provided by third parties.

Management realizes the Company must reach profitable operations and generate additional funds in order to continue as a going concern.  The Company continues to pursue additional capital and business development opportunities.  Absent additional capital, management may further reduce commercialization efforts and focus on existing revenue generated from research and development contracts.  Further, if these efforts also prove unsuccessful, the Company may be required to suspend its entire operations.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

AGT is a development stage enterprise with a management team that has been working to reduce the Company’s dependence on capital raised mainly through debt and sale of equity through private placement by better aligning current expenses with revenues.  As a result, AGT’s net loss was decreased by 62% (to $650,642) for the nine months ended December 31, 2007 as compared to the same period last year.  The Company has experienced cumulative losses of $9,909,942 since inception of the business on May 1, 2000 with revenues consisting primarily of research and development contracts related to potential applications of the patented OAUGDP® technology.

Annualized revenues from these contracts are relatively consistent this fiscal year compared to the same period last year, however other revenues increased $79,410 mainly due to the sublicensing of a portion of AGT’s intellectual properties during the quarter ended December 31, 2007 and increased product sales.  While total revenues increased 7.1%, expenses were actually reduced by one-third during nine months ended December 31, 2007 compared to the same period in 2006, mainly due to the implementation of a number of cost reduction initiatives undertaken by the Company.

Results of Operations

Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006

The Company’s net loss increased by 78%, as AGT incurred a net loss of $285,187 for the quarter ended December 31, 2007 compared to a net loss of $160,399 for the quarter ended December 31, 2006.  Contract-related revenues were down by one-third compared to the same period last year, offset somewhat by the sublicensing of a portion of our intellectual properties.  The continued alignment of company expenses with current revenues resulted in a 41% reduction of payroll and related costs, however total operating expenses were 5% higher than the same quarter last year due to higher interest expenses and costs related to execution of the sublicensing agreement. The 216% increase in general and administrative expenses is due primarily to the December 2006 rescission of incentive shares previously issued to certain debtors. There were no such transactions in 2007.

Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006

The Company incurred a net loss of $650,642 for the nine months ended December 31, 2007, compared to a net loss of $1,730,272 for the nine months ended December 31, 2006 for a decrease in net loss of $1,079,630 or 62%.  Revenues increased by 7.1% as numerous governmental research and development contracts were completed and a portion of the Company’s intellectual properties was sublicensed.  Even as revenues increased, operating expenses were reduced by one-third as the impact from numerous cost reduction initiatives was realized.

Inflation

Inflation has not had a significant impact on operations to date.

Liquidity and Capital Resources

Since the Company’s inception, AGT has financed its operations primarily through the sale of equity, and more recently through debt, the majority of which is convertible to equity.  The Company needs substantial additional funding in the near future to: 1) support and sustain operations; 2) further develop its technologies, and; 3) commercialize its OAUGDP® intellectual properties.  There is no guarantee such future funding can be obtained as soon as it is needed.

At December 31, 2007, AGT had $71,302 in cash and cash equivalents, $29,728 of which is restricted for use on one contract.  The immediate goal of the Company’s fundraising efforts is to raise an additional $400,000 in the near term to sustain company operations and enable continued work with prospective strategic business partners.  Since its inception, AGT has worked with a number of investment groups and prospective strategic partners to obtain such funding however it is now redirecting its efforts to existing investors and lenders.  Such future funds if obtained, coupled with projected revenues, should provide sufficient capital to enable continued Company operations into the next fiscal year.  Failure to obtain new funding would have a near-term, material adverse effect on AGT’s liquidity and viability.

In June 2007, and in line with its cost reduction efforts, AGT released 4,000 square feet of its leasehold to another party, with part of this transaction including the sale of certain furniture and fixtures for $15,000.  During this same nine month period ended December 31, 2007, the Company obtained a $50,271 note from a financial institution, payable in January 2008, bearing interest at prime rate (7.25% at December 31, 2007 and 6.0% effective January 31, 2008), secured by guarantees of four board members and collateralized by certain equipment with a carrying value of approximately $200,000.  The maturity date for this note was subsequently extended to July 2008.  There have been no other recent borrowings or other new cash inflows with the exception of the receipt of accounts receivable related to the Company’s research and development work, product sales and the sublicensing of a portion of its intellectual properties.

Expenditures for fiscal year 2008 compared to fiscal year 2007 are expected to remain approximately one-third lower as a result of significant cost reduction efforts undertaken by the Company.  The objective for plasma-related operations is to be self-sustaining until such time as the technology may be appropriately commercialized.

Future Operations

Management believes that future revenues are dependent on a number of factors including the ability of AGT to: 1) immediately secure necessary funding to sustain operations; 2) continue the development and commercialization of its OAUGDP® technologies through contracts and strategic business partnering, and; 3) successfully develop and market the technology.  Marketplace competition and acceptance of the technology as well as general economic factors are also important determinants of future revenues.

In addition to plasma-related opportunities, management pursued a number of complementary business opportunities over the past year in an attempt to generate additional revenue and profitability, however to date such efforts have not been successful and the Company will continue to emphasize opportunities related to its OAUGDP® technologies.

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

New Capital.  The viability of future operations is heavily dependent on the Company’s ability to raise sufficient capital in the very near term to satisfy its operating requirements.  There are no assurances that such funds can be secured.

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

Alternative Business Opportunities.  In addition to future revenue opportunities related to its plasma technology, management has also pursued a number of complementary business opportunities to add significant revenue and profitability.  However as of the date of this filing, none of these alternatives have moved beyond the initial evaluation phase – absent substantial additional working capital, it is very unlikely that the Company will be able to successfully move beyond its focus on commercialization of its OAUGDP® technology.

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

ITEM 3.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, who is also the Company’s interim Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures as of December 31, 2007.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.  Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2007 were effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting or in other factors identified in connection with the evaluation described above that occurred during the Company’s quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, during the Company’s quarter ended June 30, 2007, the Company’s Chief Accounting Officer left AGT to pursue other career opportunities and a replacement has not yet been made.  The former Chief Accounting Officer assisted in transitioning her related responsibilities on an interim basis to the Chief Executive Officer and he continues to leverage both internal and external resources to complete those responsibilities.

PART II. OTHER INFORMATION

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended December 31, 2007, in connection with an unsecured loan made on October 24, 2006 by Sujon Limited (“Sujon”) to the Company in the principal amount of $200,000 and as an inducement to extend the maturity of the loan and work out a revised payment schedule, Sujon received 600,000 Common Shares of the Company.  The shares were issued in a private placement under Section 4(2) of the Securities Act.

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

ATMOSPHERIC GLOW TECHNOLOGIES, INC.

Date: February 13, 2008	By:	/s/ W. Scott McDonald
W. Scott McDonald
Chief Executive Officer and Interim Chief Accounting Officer